Form 10QSB
period 1999-09-30
STEROIDOGENESIS INHIBITORS INTERNATIONAL INC
filed 1999-11-22
CIK 1057377

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

            (Mark One)

                |X| QUARTERLY REPORT PUSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30,1999

                 TRANSITION REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from____to ____

                         Commission File Number 0-26775

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                               88-0384037
-------------------------------                                --------------
(State or other jurisdiction of                                (IRS. Employer
 incorporation or organization)                              Identification No.)

101 Convention Center Dr. Suite 310                                 89109
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number: 702-735-7001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

The number of shares of Common Stock outstanding as at November 19, 1999 was 15,136,979. Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                          PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The information required is attached.

                            PART II-OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits Index - FORM 10-QSB. None.

b. Reports on Form 8-K. No Reports were filed for the last quarter of the fiscal year covered by this report

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
(Registrant)


By: /s/ Alfred T. Sapse,
-----------------------------
President
(principal executive officer)

Date: 11/19/99

                  STEROIDOGENESIS INHIBITORSINTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

                            September 30, 1999 & 1998

                                TABLE OF CONTENTS

Consolidated, Interim Balance Sheet as of September 30, 1999,
      & 1998 (Unaudited).                                                     3

Consolidated Interim Statements of Operations for the period from
       Inception (September 5, 1994) to September 30, 1999, and the Nine
       Months Ended September 30, 1999 & 1998 (Unaudited).                    4

Consolidated Interim Statement of Stockholders' Equity
       (Deficit) for the period from Inception
      (September 5, 1994) to September 30, 1999 (Unaudited).                  5

Consolidated Interim Statements of Stockholders' Equity
      (Deficit) for the Nine Months Ended September 30,
      1999 & 1998 (Unaudited).                                                6

Consolidated Interim Statements of Cash Flows for the period from
       Inception (September 5, 1994) to September 30, 1999 and for the
       Nine Months Ended September 30, 1999 & 1998 (Unaudited).               7

Notes to Interim Financial Statements.                                   8 - 13

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED, INTERIM BALANCE SHEETS
                                   (UNAUDITED)
                            SEPTEMBER 30, 1999 & 1998

                         ASSETS                               1999           1998
                                                          -----------    -----------
CURRENT ASSETS:
Cash                                                      $     2,857    $    74,450
Note receivable-related party (note 8)                          3,098         13,090
                                                          -----------    -----------
                                                                5,955         87,540
                                                          -----------    -----------

FIXED ASSETS:
Furniture & fixtures, at cost                                  30,308         29,217
Accumulated depreciation                                      (14,663)        (9,171)
                                                          -----------    -----------
                                                               15,645         20,046
                                                          -----------    -----------

OTHER ASSETS:
Patent registration costs                                      40,666         32,926
Purchased  technology rights, net of accumulated
  amortization of $20,885 & $ 9,988 (notes 1&2)                88,084         98,980
Deposits                                                       15,720
Other                                                          19,249            150
                                                      -----------    -----------
                                                              163,719        132,056
                                                          -----------    -----------

  TOTAL ASSETS                                            $   185,319    $   239,642
                                                          ===========    ===========

                      LIABILITIES

CURRENT LIABILITIES:
Accounts payable and accrued expenses                     $    91,644    $    98,420

                                                          -----------    -----------
                                                               91,644         98,420
LONG-TERM LIABILITIES
Convertible debenture (note 3)                                184,000
Note payable (note 3)                                          50,000
Deferred revenue (note 4)                                     250,000        250,000
                                                          -----------    -----------
                                                              575,644        348,420
                                                          -----------    -----------
COMMITMENTS (note 5)

SHAREHOLDERS' EQUITY:
Common stock, 25,000,000 share authorized at .001 par,
  14,913,117 issued and outstanding (note 7)                   14,914          9,871
Common stock reserved for conversion of parent's stock            111            125
Paid in capital in excess of par, net of offering costs     5,147,400      3,881,000
Accumulated deficit                                        (5,552,750)    (3,999,774)
                                                          -----------    -----------
                                                             (390,325)      (108,778)
                                                          -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $   185,319    $   239,642
                                                          ===========    ===========

    See accompanying notes to the consolidated, interim financial statements
                                  (unaudited)

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED, INTERIM STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
        FROM INCEPTION (SEPTEMBER 5, 1994) AND FOR THE NINE MONTHS ENDED
                            SEPTEMBER 30, 1999 & 1998

                                      From
                                    09/05/94
                                       To
                                 Sep. 30, 1999         1999             1998
                                 -------------     -----------      -----------

REVENUES:                         $    50,000      $    50,000      $         0
                                  -----------      -----------      -----------

EXPENSES:

Research & development                523,098          244,988           42,398
Interest                               13,471           13,471
General & administrative            5,030,528        1,189,703          813,115
Depreciation and amortization          35,653           12,165           11,783
                                  -----------      -----------      -----------
                                    5,602,750        1,460,327          867,296
                                  -----------      -----------      -----------

Net loss                          $(5,552,750)     $(1,410,327)     $  (867,296)
                                  ===========      ===========      ===========

Earnings per share:
             Basic                $     (0.72)     $     (0.11)     $     (0.09)
                                  ===========      ===========      ===========

             Diluted              $     (0.72)     $     (0.11)     $     (0.09)
                                  ===========      ===========      ===========

Weighted average number of
 shares outstanding:

             Basic                  7,685,189       12,830,726        9,208,236

             Diluted                7,689,288       12,858,504        9,208,236

    See accompanying notes to the consolidated, interim financial statements
                                   (unaudited)

                  STEROIDOGENESIS INHIBITORS INTERNATIONS, INC.
                          (A DEVELOPMENT STATE COMPANY)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

            FROM INCEPTION (SEPTEMBER 5, 1994) TO SEPTEMBER 30, 1999

                                                                                          Shares
                                                             Number       Par Value      Reserved
                                                               of           Common          for         Paid in
                                                             Shares         Stock       Conversion      Capital        Warrants
                                                          -----------    -----------    -----------   -----------    -----------
Inception at September 5, 1994                                      0    $              $             $              $

Shares issued for cash, net of offering costs               6,085,386            609                      635,481
Warrants issued for cash                                                                                                   5,000
Shares issued as compensation for services                    714,500             71                    1,428,929

Loss,  from inception through 12/31/96
                                                          -----------    -----------    -----------   -----------    -----------
December 31, 1996                                           6,799,886            680                    2,064,410          5,000

Issuance of stock, prior to acquisition                       206,350             21                      371,134              `

Acquisition of subsidiary for stock (note 2)                1,503,000            150                       46,545

Recapitalization (note 2)
Shares of parent redeemed, par value $.0001                (8,509,236)          (851)                         851
Shares of public subsidiary issued, par value $.001         7,689,690           7690            820        (8,510)

Loss, development stage, 1997
                                                          -----------    -----------    -----------   -----------    -----------

December 31, 1997                                           7,689,690          7,690            820     2,474,430          5,000

Add'l. conversion of parent's shares                          696,022            696           (696)
Shares issued for cash to public, net of offering costs       693,500            694                      605,185
Shares issued in cancellation of debt                         525,000            525                      524,475
Shares issued as compensation (note 7)                        400,000            400                      349,600

Loss, development stage, 1998
                                                          -----------    -----------    -----------   -----------    -----------

December 31, 1998                                          10,004,212    $    10,005    $       124   $ 3,953,690    $     5,000

Conversion of parent's shares                                  13,000             13            (13)
Shares issued in cancellation of debt                          30,000             30                       29,970
Shares issued  to public, net of offering costs                45,000             45                       44,955
Shares issued as compensation (note 7)                      3,569,250          3,569                      493,378
Share issuance costs                                                                                       (3,344)
Shares issued pursuant to convertible debentures:
Detachable warrants issued (note 7)                                                                                      152,125
Detachable warrants exercised (note 7)                        100,000            100                      148,900       (149,000)
Debentures converted to stock (note 7)                      1,151,655          1,152                      471,726

Net loss for the six months ended 9/30/99
                                                          -----------    -----------    -----------   -----------    -----------

September 30, 1999                                         14,913,117    $    14,914    $       111   $ 5,139,275    $     8,125
                                                          ===========    ===========    ===========   ===========    ===========

                                                             Total                         Total
                                                            Paid in        Retained    Shareholders'
                                                            Capital        Earnings        Equity
                                                          -----------    -----------    -----------
Inception at September 5, 1994                            $              $              $         0

Shares issued for cash, net of offering costs                 635,481                       636,090
Warrants issued for cash                                        5,000                         5,000
Shares issued as compensation for services                  1,428,929                     1,429,000

Loss,  from inception through 12/31/96                                    (2,152,843)    (2,152,843)
                                                          -----------    -----------    -----------
December 31, 1996                                           2,069,410     (2,152,843)       (82,753)

Issuance of stock, prior to acquisition                       371,134                       371,155

Acquisition of subsidiary for stock (note 2)                   46,545                        46,695

Recapitalization (note 2)

Shares of parent redeemed, par value $.0001                       851                             0
Shares of public subsidiary issued, par value $.001            (8,510)                            0

Loss, development stage, 1997                                               (979,635)      (979,635)
                                                          -----------    -----------    -----------

December 31, 1997                                           2,479,430     (3,132,478)      (644,538)

Add'l. conversion of parent's shares                                                              0
Shares issued for cash to public, net of offering costs       605,185                       605,879
Shares issued in cancellation of debt                         524,475                       525,000
Shares issued as compensation (note 7)                        349,600                       350,000

Loss, development stage, 1998                                             (1,009,945)    (1,009,945)
                                                          -----------    -----------    -----------

December 31, 1998                                         $ 3,958,690    $(4,142,423)   $  (173,604)

Conversion of parent's shares                                       0                             0
Shares issued in cancellation of debt                          29,970                        30,000
Shares issued  to public, net of offering costs                44,955                        45,000
Shares issued as compensation (note 7)                        493,378                       496,947
Share issuance costs                                           (3,344)                       (3,344)
Shares issued pursuant to convertible debentures:                                                 0
Detachable warrants issued (note 7)                           152,125                       152,125
Detachable warrants exercised (note 7)                           (100)                            0
Debentures converted to stock (note 7)                        471,726                       472,878

Net loss for the six months ended 9/30/99                                 (1,410,327)    (1,410,327)
                                                          -----------    -----------    -----------

                                                                                                  0
September 30, 1999                                        $ 5,147,400    $(5,552,750)   $  (390,325)
                                                          ===========    ===========    ===========

    See accompanying notes to the consolidated, interim financial statements
                                  (unaudited)

                  STEROIDOGENESIS INHIBITORS INTERNATIONS, INC.
                          (A DEVELOPMENT STATE COMPANY)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

               FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1999 &1998

                                                                                                 Shares
                                                                   Number       Par Value       Reserved
                                                                     of           Common           for         Paid in
                                                                   Shares          Stock       Conversion      Capital
                                                                ------------   ------------   ------------   ------------
December 31, 1997                                                  7,689,690   $      7,690   $        820   $  2,474,430

Conversion of parent's shares                                        694,707            695           (695)
Shares issued in cancellation of short- term debt                    525,000            525                       524,475
Shares issued  to public, net of offering costs                      661,000            661                       577,395
Shares issued as compensation (note 7)                               300,000            300                       299,700

Net loss for the nine months ended 9/30/98
                                                                ------------   ------------   ------------   ------------

September 30, 1998                                                 9,870,397   $      9,871   $        125   $  3,876,000
                                                                ============   ============   ============   ============

December 31, 1998                                                 10,004,212   $     10,005   $        124   $  3,953,690

Conversion of parent's shares                                         13,000             13            (13)
Shares issued in cancellation of debt                                 30,000             30                        29,970
Shares issued  to public, net of offering costs                       45,000             45                        44,955
Shares issued as compensation (note 7)                             3,569,250          3,569                       493,378
Share issuance costs                                                                                               (3,344)
Shares issued pursuant to convertible debentures:
Detachable warrants issued (note 7)
Detachable warrants exercised (note 7)                               100,000            100                       148,900
Debentures converted to stock (note 7)                             1,151,655          1,152                       471,726

Net loss for the nine months ended 9/30/99
                                                                ------------   ------------   ------------   ------------

September 30, 1999                                                14,913,117   $     14,914   $        111   $  5,139,275
                                                                ============   ============   ============   ============

                                                                                   Total                           Total
                                                                                  Paid in        Retained      Shareholders'
                                                                  Warrants        Capital        Earnings          Equity
                                                                ------------   ------------    ------------    ------------
December 31, 1997                                               $      5,000   $  2,479,430    $ (3,132,478)   $   (644,538)
                                                                                                                          0
Conversion of parent's shares                                                             0                               0
Shares issued in cancellation of short- term debt                                   524,475                         525,000
Shares issued  to public, net of offering costs                                     577,395                         578,056
Shares issued as compensation (note 7)                                              299,700                         300,000

Net loss for the nine months ended 9/30/98                                                         (867,296)       (867,296)
                                                                ------------   ------------    ------------    ------------


September 30, 1998                                              $      5,000   $  3,881,000    $ (3,999,774)   $   (108,778)
                                                                ============   ============    ============    ============

December 31, 1998                                               $      5,000   $  3,958,690    $ (4,142,423)   $   (173,604)

                                                                                                                          0
Conversion of parent's shares                                                             0                               0
Shares issued in cancellation of debt                                                29,970                          30,000
Shares issued  to public, net of offering costs                                      44,955                          45,000
Shares issued as compensation (note 7)                                              493,378                         496,947
Share issuance costs                                                                 (3,344)                         (3,344)
Shares issued pursuant to convertible debentures:                                                                         0
Detachable warrants issued (note 7)                                  152,125        152,125                         152,125
Detachable warrants exercised (note 7)                              (149,000)          (100)                              0
Debentures converted to stock (note 7)                                              471,726                         472,878

Net loss for the nine months ended 9/30/99                                                       (1,410,327)     (1,410,327)
                                                                ------------   ------------    ------------    ------------
                                                                                                                          0
September 30, 1999                                              $      8,125   $  5,147,400    $ (5,552,750)   $   (390,325)
                                                                ============   ============    ============    ============

    See accompanying notes to the consolidated, interim financial statements
                                  (unaudited)

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED, INTERIM STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
        FROM INCEPTION (SEPTEMBER 5, 1994) AND FOR THE NINE MONTHS ENDED
                            SEPTEMBER 30, 1999 & 1998

                                                          Inception
                                                         to 9/30/99        1999           1998
                                                         ----------        ----           ----
NET CASH USED BY OPERATING ACTIVITIES:

Net loss                                                $(5,552,750)   $(1,410,327)   $  (867,296)
Adjustments to reconcile net loss to net cash used in
  operating activities:
          Depreciation and amortization                      35,653         12,165         11,783
          Expenses paid through issuance of stock         2,329,195        503,695        300,000
(Increase) decrease in assets:
          Notes receivable                                   (3,098)         9,992        (13,090)
          Prepaids & other current assets                   (34,900)       (23,382)
Increase (decrease) in liabilities:
          Deferred revenue                                  250,000
          Accounts payable                                   91,664         22,648         (2,011)
                                                        -----------    -----------    -----------

                                                         (2,884,236)      (885,209)      (570,614)
                                                        -----------    -----------    -----------


NET CASH USED BY INVESTING ACTIVITIES:
Purchase of technology                                     (108,969)
Purchase of furniture and equipment                         (30,308)        (1,092)       (15,707)
Patent registration costs (note 1.d.1))                     (40,666)        (5,248)        (6,000)
                                                        -----------    -----------    -----------

                                                           (179,943)        (6,340)       (21,707)
                                                        -----------    -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from loans                                          50,000         50,000
Proceeds from warrants                                      157,125        152,125
Proceeds from debentures                                    650,375        650,375
Proceeds from stock offering, net of costs                1,654,536         41,412        578,056
Short-term loan proceeds                                    555,000
                                                        -----------    -----------    -----------

                                                          3,067,036        893,912        578,056
                                                        -----------    -----------    -----------

CHANGE IN CASH                                                2,857          2,363        (14,265)
CASH AT BEGINNING OF PERIOD                                       0            494         88,715
                                                        -----------    -----------    -----------

CASH AT END OF PERIOD                                   $     2,857    $     2,857    $    74,450
                                                        ===========    ===========    ===========

NON-CASH FINANCING & INVESTING ACTIVITIES:

Purchase of net, non-cash assets of  subsidiary
  for stock                                             $       195    $         0    $         0
Short-term debt retired through issuance
  of stock                                              $   555,000    $    30,000    $   525,000

Income taxes and interest paid with cash                          0              0              0

    See accompanying notes to the consolidated, interim financial statements
                                  (unaudited)

                   STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                       Notes to interim financial statements

1. Summary of Accounting Policies:

a. The Company:

In October, 1997, WEBX Media, Inc., a non-operating public shell, entered into an exchange of stock with the owners of Steroidogenesis Inhibitors, Inc. (SI), a company incorporated in Nevada in September, 1994. Subsequent to the transaction, WEBX Media, Inc., changed its name to Steroidogenesis Inhibitors International, Inc.(STGI). Technically, SI is a subsidiary of STGI. For accounting purposes, however, because STGI was a non-operating shell, SI is treated as the parent of STGI. Therefore, the financial statements include the activity of SI from inception. See also Note 2.

The Company is engaged in securing the patent for and the licensing of a drug called ANTICORT, a trademarked, proprietory drug. The product was developed by Cortisol Medical Research, Inc., the majority shareholder from whom the Company purchased the rights. Anticort was developed for the treatment of disorders and ailments related to cortisol diseases.

The Company is actively seeking additional capital to complete the testing required for FDA approval and an international patent filing. Successful completion of the drug approval endevors is dependent upon raising sufficient capital to continue its efforts.

Adjustments and disclosures have been made so that the interim financial statements are not misleading.

b. Basis of Consolidation:

The accompanying financial statements include the accounts of STGI and SI. All intercompany balances and transactions have been eliminated in consolidation.

The stock exchange occurred October 21, 1997. In accordance with generally accepted accounting principles, the results of WEBX Media, Inc., through the acquisition date are not included in the consolidated operating statements.

c. Plant, Property, and Equipment:

Fixed assets purchased are recorded at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets. Depreciation expense was approximately $3,566 and $3.948 for the nine months ended September 30, 1998 and 1999, respectively.

                   STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                       Notes to interim financial statements

d. Intangibles:

1) Legal fees associated with registering Anticort, and derivative patents are recorded at cost. Amortization, once the patent is approved, will be calculated using the straight-line method, over the estimated useful lives of the patents.

2) Purchased technology rights are recorded at cost and are being amortized using the straight line method over the estimated useful life of the technology. Amortization of purchased technology was approximately $8,172 for the nine months ended September 30, 1998 and 1999, respectively.

e. Earnings per share:

The Company calculates earnings per share in accordance with SFAS 128. At September 30, 1998, there were no potentially dilutive warrants or options outstanding.

f. Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

2. Reverse Acquisition:

On October 21, 1997, SI secured WEBX Media through a reorganization agreement. Under the agreement, the principal shareholders of the SI exchanged their stock on a share for share basis for the stock of WEBX. At the time of the acquisition, WEBX was non-operating public shell with no significant assets.

The Company has accounted for this transaction as a capital transaction; a retirement of SI shares and issuance of STGI shares (formerly WEBX). Because STGI shares have stated par value of $.001 compared to SI shares at $.0001, the exchange resulted in a reclassification from 'additional paid in capital' to 'par value'.

At the transaction date, approximately 88% of SI's shareholders exchanged SI stock for STGI stock. The Company reserved additional STGI shares to convert the balance of the remaining SI shareholders as they were located. During 1998, an additional 10% of the shareholders of record at the acquisition date had converted their shares.

Such conversion have continued through September 30, 1999.

                   STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                       Notes to interim financial statements

3. Convertible debentures, detachable warrants, and long term debt:

During the nine months ended September 30, 1999, the Company raised capital approximating $802,500 through convertible debentures, some of which had detachable warrants. The Company allocated the proceeds between the debentures and the warrants premised upon the difference in the exercise price and the trading price of the stock at the date the warrants were issued.

Debentures of $618,500 were converted by September 30, 1999, through the issuance of approximately 1.175 million shares of common stock. Of the 150,000 warrants issued, 100,000 were converted by September 30, 1999.

At September 30, 1999, the Company had drawn $50,000 of a $500,000 loan. The loan is due August, 2001 with interest at 8%.

4. Deferred revenue:

SI received $250,000 from Steroidogenesis Inhibitors Canada, Inc., ( SI- Canada) for a licensing agreement prior to the acquisition date. The licensing agreement has a duration of ten years beginning with the date the drug is approved for use in Canada. Pursuant to the agreement, the Company has agreed to provide assistance in securing such approval.

During the nine month ended September 30, 1999, the Company earned $50,000 from SI-Canada pursuant to an agreement which called for a payment of $50,000 once SI-Canada became a public company.

5. Commitments and Contingencies:

The Company has contracted with the Aids Research Alliance to perform clinical testing required pursuant to the Company's efforts to secure FDA approval for Anticort. Approximately $227,000 of the $650,000 contract was paid during March 1999. The Company is seeking additional capital to complete the contract payments.

6. Income taxes:

Both STGI and SI have incurred substantial tax losses since inception. Realization of the tax benefits of such are dependent upon future taxable income within the period of time permitted by the tax code (20 years from the year of loss). Because future earnings are uncertain, the future benefits of carryforward losses have not been accrued.

                   STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                       Notes to interim financial statements

7. Stock transactions:

a. Stock warrants and options:

The Company had outstanding stock options at September 30, 1999 & 1998.

A summary of the status of the Company's outstanding warrants and options at September 30, 1999 and 1998, and changes during the nine months ended on those dates is presented below:

                                                                      Weighted
                                                          Weighted     Average
                                                           Average   Contractual
                                               Shares      Price        Life
                                               ------      -----        ----

Outstanding & exercisable at
    December 31, 1997                         1,100,000       4.86    12/31/01

Granted during the nine months
    ended 9/30/98                             1,186,000       5.00    12/31/99
                                              ---------

Outstanding & exercisable at 9/30/98          2,286,000   $   4.93    12/15/00
                                              =========

Outstanding & exercisable at
    December 31, 1998                         2,318,500       4.94    11/30/00

Granted during the nine months
    ended 9/30/99                                50,000        .94    04/01/04
                                              ---------

Outstanding & exercisable at 9/30/98          2,368,500   $   4.86    12/31/00
                                              =========

During the nine months ended September 30, 1999, 100,000 options issued in March 1999, were exercised. The options were issued with convertible debentures and allocated a value of $149,000.The options' exercise price was $.01/share. At the date of grant, shares were trading for approximately $1.50/share.

                   STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                       Notes to interim financial statements

Also granted were 50,000 warrants which remain outstanding at September 30, 1999. These were also granted with debentures. The debentures were subsequently converted. The options were allocated a value of approximately $3,125. At the date of grant, shares were trading for approximately $1.00/share. The exercise price is $.9375/share. This warrant contains a cashless exercise feature which adjusts the number of shares to be issued dependent upon the market share of the stock.

b. Stock as compensation:

The Company issues stock for services, valuing such issues premised upon the fair market value of the stock or the services, whichever is more clearly determinable.

During the nine months ended September 30, 1998, the Company issued 300,000 shares for services rendered by related parties. The Company valued those shares at the share price of an offering in progress on the date of grant, $1.00/share.

During the nine months ended September 30, 1999, the Company issued 3,569,250 shares as compensation valuing such compensation in aggregate at $496,947. Of these share, 3,223,000 shares were issued to directors. These shares have limitations regarding their trade and other restrictions.

c. Stock option plan

The Company has a stock option plan under which 2,500,000 shares are reserved. At September 30, 1999, no options have been granted pursuant to the plan.

8. Related party transactions:

SI purchased the technology rights (Note 1.d.2) from an entity controlled by the president of the Company for $108,968. SI-Canada, subsequent to securing the licensing agreement with the Company (Note 4), issued 300,000 share to the president of the Company.

Also, during 1998, consulting fees of $24,000 were paid to an entity owned by a family member of the president.

A director and officer of the Company owns the investment company which received 1,000,000 shares and options as compensation for consulting pursuant to the acquisition.

                   STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                       Notes to interim financial statements

Directors of the Company received shares of common stock of compensation for consulting services during 1998 which were valued at $300,000. During the nine months ended September 30, 1999, directors received stock valued at $161,150 for services.

9. Risks and uncertainties:

Marketability of the product is dependent, among other things, upon securing additional capital to successfully complete the clinical testing of the product, securing FDA approval, and procurement of viable patents.

10. Subsequent Event:

Beginning in September, 1999, negotiations were underway with a company named Pashua for funding of up to $10,000,000 for the licenses to the Anticort product.

At the end of October, 1999, the Company filed a lawsuit in Las Vegas, Nevada, its corporate headquarters, against SI-Canada seeking the assistance of the court, damages, and other relief to a dispute and action taken by SI-Canada. The Company is contending that SI-Canada is interfering with the Company and the intended transaction with Pashua.