Form 10QSB/A
period 1999-09-30
STEROIDOGENESIS INHIBITORS INTERNATIONAL INC
filed 1999-12-23
CIK 1057377

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-QSB/A

            (Mark One)

            |X|   QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                 TRANSITION REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                         Commission File Number 0-26775

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                 ----------------------------------------------
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

                          PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The information required is attached.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYIS OR PLAN OF OPERATION.

The Issuer has no revenues to report for the period covered by this Report nor any material revenues for the past two years, and relies upon services rendered by key personnel, often unpaid with compensation to be addressed in the future, and financial sources, on an intermittent basis, such as private investment funding. The Issuer has been incurring expenditures to primarily operate or administer its business, including general working capital such as rent, payroll, and professional fees, and more importantly to pursue its business plan, certain portions of which are summarized herein.

The Issuer is continuing a plan, which may continue for the next 12 months or more or less depending upon its success, and modifications by Management and factors beyond control of the Issuer (such as the results and impact of independent testing), to aggressively pursue the completion of the testing, manufacturing, marketing and sale of its proprietary product, or future products, currently developed and as formulated in the months ahead, including the ANTICORT (TM) drug.

This plan is contingent upon various factors, including obtaining necessary FDA approvals and other governmental authorizations as may be necessary domestically and overseas wherever the product or products are sought to be manufactured and sold. The plan's current emphasis is upon commercial introduction of ANTICORT into the market place as a viable, FDA approved product. The Issuer is establishing strategic alliances and relationships, and is seeking to confirm these under contracts, covering various business pursuits relating to its plan, including final research and testing of the product, funding, and contract manufacturing and sale. Revenues are not anticipated for the next quarter, and no assurance exists that the foregoing plan will be effective or achieved.

                            PART II-OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

The Issuer intends to respond to comments from the Commission as to it recent Form 10-SB filing and file an amendment as advised by counsel.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits Index - FORM 10-QSB.

3 (i)  Articles of Incorporation (*)
  (ii) Bylaws (*)

      *Incorporated herein by reference to the Issuer Form 10-SB filing, as may be amended from time to time, on file with the Commission.

b. Reports on Form 8-K. No Reports were filed for the last quarter of the fiscal year covered by this report

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
(Registrant)


By: /s/ Alfred T. Sapse,
President
(principal executive officer)

Date: 12/17/99