Form 10KSB
period 1999-12-31
STEROIDOGENESIS INHIBITORS INTERNATIONAL INC
filed 2000-04-12
CIK 1057377

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

|_| TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____to______

                         Commission file number 0-26775

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

          Nevada                                              88-038402
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                Number)

101 Convention Center Drive, Suite 310, Las Vegas, Nevada            89109
  (Address of Principal Executive Offices)                         (Zip Code)

Issuer's telephone number (702) 735-7001

Securities to be Registered Pursuant to Section 12(b)of the Act:

Title of each class   Name of each exchange on which registered
     NONE                               NONE

Securities Registered Pursuant to Section 12(g of the Exchange Act:

                     Common Stock, $.001 par value per share
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for its most recent fiscal year (December 31, 1999) are 50,000.

--------------------------------------------------------------------------------

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common stock, as of March 30, 2000, was approximately $29,000,000.

The number of shares of the Common Stock issued as of March 30, 2000 is 16,575,909.

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.

                                   FORM 10-KSB
                   GENERAL FORM FOR REGISTRATION OF SECURITIES

                                Table of Contents

                                     Part I

Item 1.  Description of Business............................................

Item 2.  Description of Property...........................................

Item 3.  Legal Proceedings.................................................

Item 4.  Submission of Matters to a Vote of Security Holders...............

                                     Part II

Item 5.  Market For Common Equity and Related Stockholder Matters..........

Item 6.  Management's Discussion and Analysis
                  or Plan of Operation.....................................

Item 7.  Financial Statements..............................................

Item 8.  Changes in and Disagreements with Accountants.....................

Item 9.  Directors, Executive Officers, Promoters
                  and Control Persons......................................

Item 10.  Executive Compensation...........................................

Item 11.  Security Ownership of Certain Beneficial
                  Owners and Management....................................

Item 12.  Certain Relationships and Related Transactions...................

Item 13.  Exhibits and Reports on Form 8-K.................................

Signatures.................................................................

                                     PART I

Item 1. Description of Business

Note

      The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC and the address of that site is http://www.sec.gov. Our Internet address is www.anticort.com.

History and Development of the Company

      Steroidogenesis Inhibitors International (the "Company") was originally incorporated as Webx Media, Inc., in the state of Nevada on March 26, 1996. The Company was originally organized to engage in the business of providing entrepreneurs and small business owners with a presence on the Internet. The Company was not successful in launching its business and did not engage in any business activity until its combination with Steroidogenesis Inhibitors, Inc., as described in the next paragraph.

      On October 21, 1997, the Company entered an agreement to acquire up to 100% but no less than 86% of the issued and outstanding shares of Steroidogenesis Inhibitors, Inc., a Nevada corporation ("SI, Inc.") organized on September 5, 1994. In connection with the agreement, the Company issued an additional 4,497,000 restricted shares to effect a share exchange with the shareholders of Steroidogenesis Inhibitors, Inc. and acquired 88.51% of the common stock of SI, Inc.

      The Company changed its name to Steroidogenesis Inhibitors International ("SII") on November 6, 1997, and control of the Company changed as the result of the reorganization, issuance of shares and the appointment of new officers and directors of the Company. The Company then focused its plan of operations on the business of developing a new class of pharmaceuticals described below.

Readers are cautioned that there is no guarantee of the Company successfully obtaining the necessary governmental approvals for Anticort (tm) discussed below.

      The Company is a researcher and developer of pharmaceuticals for the treatment of conditions and diseases where, in the opinion of the Company and without clinical support, elevated levels of the stress hormone cortisol play a significant role in the immune system. The Company has developed a drug Anticort, based upon a high dose of a stabilized and complex form of procaine hydrochloride ("HCL"). Patients suffering from AIDS, HIV and other serious diseases such as Alzheimer's, Parkinson's and Cushing's have increased levels of cortisol, a powerful immuno-suppressive hormone. Management hopes that Anticort may be shown to return levels of cortisol to normal when tested in clinical research settings. Initially, the Company is focused on the application of Anticort to benefit people with AIDS. While not a cure for AIDS, the Company believes that Anticort, if clinically proven, may help people with AIDS. The Company plans to manufacture Anticort itself and market it through one or more licensees, wholesalers and pharmacies.

Cortisol, sometimes dubbed the stress hormone, is manufactured by the adrenal gland. The adrenal gland is located above the human kidney gland and is popularly known to help individuals cope with the stress of everyday life, especially in cases of elevated stress like in situations involving fear, danger, or overwork. The gland supplies energy factors, such as glucose (a form of sugar), also with the commonly known "adrenaline" and other factors. However, when manufactured in large amounts as a result of continuous stress and/or inherited genetic conditions, such as depression, and allergies, cortisol works against the body, than for the body, in the opinion of Management, without clinically proven support.

Anti-cortisol or steroidogenesis drugs, subject to clinical studies, which we hope will conclusively confirm their efficacy or value, and approval of the U.S. Food and Drug Administration ("FDA") for human use, are pharmaceutical compounds intended to prevent or counteract the effects of elevated cortisol by reducing cortisol in the human body, our belief without clinical support.

Our Company is seeking to complete the development, including clinical testing and obtaining FDA approval, of our own anti-cortisol or steroidogenesis drug called ANTICORT.

Readers are cautioned that there is no guarantee of the Company successfully obtaining the necessary governmental approvals for Anticort (tm).

Background of Anti Cortisols

      It is essential to understand the foundational component upon which the Company's products and technologies are based: a hormone called cortisol.

      Cortisol is a hormone manufactured by the cortex, the outer layer of the adrenal gland, located on top of the kidneys. In order to manufacture cortisol the adrenal gland requires as a material the exogenous cholosterol, i.e., provided by outside foods. Such cholosterol is needed for cortisol production.

     Cortisol is a vital hormone which helps the human body cope with stress. When needed, the body responds by increasing the levels of adrenaline and other hormones in the blood, and by mobilizing large amounts of glucose and other anti-stress factors to provide the energy and zest needed in conditions that require instant action (i.e., fight or flight). Once the stressful situation is over, the level of cortisol returns to normal. But, if the stressful situation is continuous over an extended period of time, or is relatively permanent as in a stressful job, the level of cortisol remains elevated and does not return to normal. It is under these conditions that cortisol, a necessary and vital hormone during times of crises, may be harmful to the body. The foregoing is our opinion, and is not clinically proven.

The Product

      ANTICORT(TM) is a drug, based upon procaine hydrochloride ("HCl"), subject to clinical proof and governmental approvals, developed in capsule form, to hopefully lower cortisol. HCl is better known as a local anesthetic used to numb small portions of skin. Procaine is believed, in our opinion without clinical proof, to lower cortisol, previously elevated. It is this aspect of procaine vs. cortisol, that attracted our attention, and our decision to test it clinically; i.e. as an anticortisol in the treatment of diseases associated with elevated levels of cortisol. We, of course, hope to prove our opinion through clinical trials.

      While Management believes, pending future, if any, clinical proof, that Anticort may help with high cortisol diseases, such as AIDS, and, later subject to clinical studies, viral hepatitis B and C, aging and Alzheimer's, for reasons of strategy, the Company is focusing its initial attention on AIDS. Note that there is no clinical proof that the foreging diseases are due to high cortisol.

Readers are cautioned that there is no guarantee of the Company successfully obtaining the necessary governmental approvals for Anticort(tm).

Anticort remains subject to substantial clinical trials, and related requirements, including those imposed by the United States Food and Drug Administration, and the Company cannot provide any assurance that these tests will ultimately be proven successful or that the Company's Anticort(R) product will be commercially marketable.

Beliefs, Claims

Management believes there is an association of elevated cortisol with certain diseases. There are no clinical reports or studies that support this. However, the common wisdom was that elevated cortisol follows the diseases, i.e. elevated cortisol is often a result of these diseases and, as such, there was little interest in dealing or researching this result. However, in a published scientific paper by Dr. Alfred T. Sapse, Chairman of our Company, Stress, Cortisol, Interferon and "Stress" Diseases I. Cortisol as Cause of Stress Diseases, published in Medical Hypothesis 13: 31:44, 1984 in Glasgow, UK, evidence, not clinically supported, was presented that high cortisol may cause the diseases or symptoms of the diseases. This leads us to the natural conclusion, which is our hope to prove through clinical trials, that if anticortisol/steroidogenesis inhibitor drugs were to be utilized by persons having such diseases, the application should be capable of inducing statistically significant or beneficial results. (No clinical support exists.)

(Readers are cautioned that there is no guarantee of the Company successfully obtaining the necessary governmental approvals for Anticort (tm).)

This 1984 article was the origin of our Cortisol/Anticortisol Concept, developed by Dr. Sapse, a scientist, which stated simply that "if elevated cortisol is found in certain diseases, then the use of anticortisol should be considered." Since the publication of this paper, there were two Cortisol/Anticortisol International Conferences, one in Paris (1995), and the second in Las Vegas
(1996). These conferences were attended by top researchers from 20+ countries, including major universities and research centers such as the Russian Academy of Medicine, Pasteur Institute of Paris, France; National Institute of Health
(NIH), representatives from 20+ U.S. universities and major pharmaceutical companies, among them Abbott and Glaxo - Wellcome.

Asked by colleagues to pick out one disease where cortisol is elevated, and where an anticortisol drug may presumably lower the level of cortisol and induce beneficial effects, Dr. Sapse chose the AIDS/HIV+ diseases. As such, a decision was made to focus the development and use of ANTICORT(TM) in the treatment of the immune deficiency in an AIDS/HIV+ population. (This decision is not clinically proven.)

Clinical Trials

A decision was made to prepare and submit an Investigation New Drug Application
(IND) to the FDA, requesting approval to clinically test ANTICORT(TM) in an HIV+ population, with CD4 cells over 300, viral load of more than 10,000 copies and under anti-HIV medication.

This IND application was reviewed and modified, with the oversight of comments and consideration of the requirements of the FDA, many times over a period of one year, and ultimately received FDA approval to commence clinical studies of the type Phase I dose related, to be followed by Phase II double blind studies. This first Phase I study, carried out under the approval of the FDA (FDA IND#52,663) is in progress right now at the AIDS Research Alliance, an independent testing organization, in Los Angeles. The purpose of the study, in summary, is to administer increased doses of ANTICORT(TM) to see if a) there are any side effects, and b) to ascertain if any improvements would be noticed as one or more levels of ANTICORT(TM) are used. The study is under way, and there are no results to report either way at this time.

Government authorities in the United States and other countries extensively regulate the research, development, testing, manufacture, promotion, marketing and distribution of drug products. Drugs are subject to rigorous regulations by the FDA in the Untied States and similar regulatory bodies in other countries. The steps ordinarily required before a new drug may be marketed in the United States, which are similar to steps required in most other countries, include, and may not be limited to:

      - preclinical laboratory tests, preclinical studies in animals and formulation studies and the submission to the FDA of an investigational new drug
(IND) application for a new drug or antibiotic (this has been accomplished by the Company, as noted above--IND application) ;

      - adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication;

      - the submission of a new drug application to the FDA; and

      - FDA review and approval of the new drug application prior to any commercial sale or shipment of the drug.

Preclinical tests include laboratory evaluation of product chemistry toxicity and formulation, as well as animal studies. The results of Preclinical tests are submitted to the FDA as part of an investigation new drug application. A 30-day waiting period after the filing of each investigation new drug application is required prior to the commencement of clinical test in humans. At any time during this 30-day period or at any time thereafter, including as it may apply to the Company, the FDA may halt proposed or ongoing clinical rails until the FDA authorizes trials under specified terms. The investigational new drug application process may be extremely costly and substantially delay development of our product. Moreover, positive results of Preclinical tests will not necessarily indicate positive results in clinical trials.

Clinical trials to support new drug applications are typically conducted in three sequential phases, but the phases may overlap.

-During Phase I - the initial introduction to the drug into healthy human subjects or patients. The drug is tested to assess body metabolism, reactions and safety, including side effects associated with increasing doses.

-Phase II usually involves studies in limited patient populations to:

      - assess the efficacy of the drug in specific, targeted indications;

      - assess dosage tolerance and optimal dosage; and

      - identify possible adverse effect and safety risks.

- Phase III: if a compound is found to be potentially effective and to have an acceptable safety profile in Phase II evaluations, Phase III, also called pivotal studies, or advanced clinical trails, are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites.

After successful completion of the required clinical testing, generally a new drug application is prepared for filing, in which case the original application must be resubmitted with the additional clinical information. Once the submission has been accepted for filing, the FDA has 180 day to review the application and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the new drug application to an appropriate advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of an advisory committee.

If FDA evaluations of the new drug application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter. An approvable letter will usually contain a number of conditions that must be met in order to secure final approval of the new drug application and authorization of commercial marketing of the drug for certain indications. The FDA may refuse to approve the new drug application or issue a no approval letter, outlining the deficiencies in the submission and often requiring additional testing or information.

The duration of the Phase I, for the US clinical trial of Anticort, may be about six months, since only one dosage would be used, one at a time, in sequential order, but the industry recognizes this may take more time, but there is no guarantee of how long it will take or whether it will be successful.

In the case of Anticort, the Phase II study consists of double blind clinical testing, using the dose of drug that looked the most promising in the Phase I b. Double blind studies mean that the drug would be administered under a code number known only by the monitor of the study, by which patients would receive a capsule containing either the active drug or a placebo, i.e., an inactive ingredient (for example, sugar, oatmeal, etc) identical in color with the original product. The duration of the phase II, double blind, where the product is used in one or two groups of 40 patients (twenty on the active ingredient and twenty on placebo) would take about 12 to 14 months.

The phase II double blind studies would be followed by phase III pivotal studies, where the drug would be administrated, still on double blind basis, to 200-3000 patients.

Only after these studies, if successful, an NDA (New Drug Application) would be submitted to the FDA requiring the issuance of an approval or approvable letter.

In the case of AIDS, the situation is different since it deals with a killer disease, for which help is needed as soon as possible. As such if a drug shows promises of being effective it might be put on a fast track status with subsequent conditional or compassionate approval. Approval if granted, would take less time and without going to the extensive Phase III. In certain cases, where a drug is showing outstanding statistical and clinical results, approval might be granted after only one clinical study, with the obligation to continue with additional studies, even after approval.

In the case of Anticort we do not know or foresee future events, as such there is no guarantee that the drug would be successful when used in HIV positives individuals or the duration of clinical studies needed, or that "first track" status will apply. We may fail.

Also, in 1998, an Investigational New Drug Application was submitted to the Comisa de Medicamente (the Country of Romania counterpart to the U.S. FDA), which included U.S. documentation and protocols, to carry out a clinical study with a child dosage or version of ANTICORT(TM), in the treatment of five groups (four on ANTICORT(TM) and one on placebo) of children with HIV+. After receiving the approval to proceed, this study was started, and is in the advanced stage at the University of Craiova, Dept. of Pediatric Infectious Diseases, Romania. We expect the final results in September-October of 2000, after which, subject to favorable results, we will submit a New Drug Application, requesting ANTICORT(TM) infacaps (children dosage capsules) approval in Romania. (No reportable results, either way, are yet available.)

Readers are cautioned that there is no guarantee of the Company successfully obtaining the necessary governmental approvals for Anticort.

Steps to Commercial Viability, Expenses, and Timeframe

The interest of the Company is to finalize the development of a commercially viable product. This requires certain steps to be taken. Some of these steps can be anticipated, others may be necessary as we proceed. No assurance can be given that we will be successful in undertaking any or all the necessary steps. The steps taken by the Company and which must be taken are, for the most part, focused upon, hopefully, obtaining final FDA approval of ANTICORT, and are believed to be substantially the same as ones taken by other pharmaceutical companies in trying to secure approval for drugs.

The Company, in collaboration with the AIDS Research Alliance (abbreviated as "Alliance" sometimes in this document) in Los Angeles, started the assiduous task of developing a protocol, which by itself represented more than one year's work, due to the changing aspects of AIDS therapy. A protocol is a game plan whereby a pharmaceutical company, like our Company, and a testing organization, like the Alliance, agree on what test should be done, what results will be considered significant or important enough to look for, and the timing and other points of the testing.

Readers are cautioned that there is no guarantee of the Company successfully obtaining the necessary governmental approvals for Anticort.

In the normal course of events, and assuming that the results are as favorable as we believe they will be, we should expect to go to the FDA around August 2000, to ask for "fast track" approval. The FDA would normally have 90 days to respond, by either approving the product, something we think could be advocated given the threat of the rapid extension of AIDS in the world; or the FDA might request additional studies. It should be added that another clause in FDA regulations states that if only one study shows remarkable results, then the FDA might consider the study to put it on "fast track" and eventually approve it. We hope there may be at least one remarkable result, and that the FDA will allows us, with no guarantee, to proceed on a fast track.

As noted above, under the above "Clinical Trials," the FDA may designate a product application on "fast track" approval. If a drug is "fast track," then the FDA puts the application at the top of its approval committee schedule list. This provides for a rapid turn around for the administration part of the FDA approval process, and could, approximately, save from 6 to 18 months (in Management's opinion based on its own knowledge of the matter and without independent confirmation) in the approval process. If the Company's application is not designated for "fast track" approval, then it will have to follow the normal approval process summarized above under "Clinical Trials."

Research and Development

We estimate we spent, on research and develpment, including payments towards clinical studies, approximately $50,648 and $145,291 during the fiscal years ended December 31, 1998 and 1997, respectively, and approximately $376,591 for the year ended December 31, 1999.

Our expeditures, unaudited, to December 1999, approximate $3,000,000 on ANTICORT by our Company, including subsidiary, relate mostly to working capital, and the additional research on ANTICORT, attendance at International AIDS Conferences, helping to participate in and the organizing of the two International Conferences on Cortisol/Anticortisol, expenses incurred over a year with the AIDS Research Alliance in Los Angeles, trips, documentation and submission of the Investigational New Drug Application in Romania, and other research related expenses.

It is of interest to note that it is our belief, from our knowledge of the industry, that the rule of thumb for a pharmaceutical corporation to reach the Phase I status is approximately $10,000,000, and so we believe we are doing well to try and streamline our expenditures.

Regarding future expenses, leading to where we would apply for final FDA approval, should the research studies present results that are favorable, are estimated by the Company, with the advice of consultants like CATO Research Ltd., a specialized organization located in Durham, North Carolina, to be approximately $10,000,000. ("CATO"-is a research and development organization, with offices in Wahington D.C., North Carolina, and elsewhere, that assists pharmaceutical and biotechnology companies design, and execute development strategies as to products.) Our President is a Senior Vice President of CATO. If we reach this point, and this is expended, additional money will be necessary for sales and marketing, manufacturing, working capital and other similar cost; again, once we are, hopefully, in production and selling the product. This may mean millions more will be needed by the Company, and it is difficult to estimate the figure at this date.

We hope that the clinical studies, and namely Phase I and II, will be completed by year end 2000 or early 2001. By early 2001, approximately February, 2001, we hope to be in process with the FDA for their review and consideration of final FDA approval, with final approval by mid 2001. Our best guess, without any guarantee, is that product manufacturing and sale on a commercial basis may start some time next year before year end 2001. We are, however, open to potential licensing by our Company of the product for other countries, and success in this endeavor, with no assurance, could result in licnese and similar revenues sooner.

Readers are cautioned that there is no guarantee of the Company successfully obtaining the necessary governmental approvals for Anticort (tm).

We hope to meet the capital needs to undertake the steps through, primarily private funding, and later public registered financing, if possible.

In summary, on February 10, 2000, the Company obtained a commitment, in the form of a written agreement, for $2,000,000 (of which, $425,000 has been received) from a shareholder, Mr. Alfred Peeper, who confirmed he was an accredited investor as such term is defined under Regulation D of the SEC, to subscribe for restricted shares in the Company, at a price equal to 80% of the 30 day low bid price, just before subscription, in one or more subscriptions, upon request of the Company, subject to the Company; providing him with piggyback registration rights to include his shares in a future registration of the Company, and that the Company is in good standing with the State of Nevada, publicly trading, and the Company is not in breach of the terms of the subscription. The Company anticipates drawing down or receiving $500,000 during the first month of April, 2000, and the balance on a monthly basis, in such amounts as requested by the Company, until year end 2000. The Company believes that the funding, once and if completed, as well as others in potential private placements and an eventual registered public offering, if successful, will assist the Company in meetings its cash needs, but there is no guarantee.

Patents and Trademarks

      In 1997, in exchange for $108,968, Cortisol Medical Research, Inc., an anticortisol research and development company founded by the Company's President, Dr. Sapse, in 1982, has assigned all patents pending or to be filed relating to Anticort(R) to SI, Inc., the Company's subsidiary. The Company has filed an application for, and was issued, a U.S. Trademark for the name "Anticort(R)" on July 28, 1998. The trademark number, issued by the U.S.Patent and Trademark Office, is 2,176,048. Dr. Sapse has applied for two United States Patents for his "Circadian Rhythm Cortisol Chart and Methods of Use Thereof," and has assigned his rights in this application to the Company. He has also filed an application for a United States patent for "Composition of Anti-HIV Drugs and Anti-Cortisol Compounds and Method for Decreasing the Side Effects of Anti-HIV Drugs in a Human," and has assigned his rights in this application to the Company. The second patent application relates to the use of Anticort(R) by individuals infected with HIV in order to decrease the side effects of anti-HIV drug therapy. Among the protections which the Company believes would be available to it upon the filing of patent applications and issuance of appropriate patents would be a patent relating to the method of manufacturing the Company's Anticort(R) product, which method the Company believes is currently protected as a trade secret. Dr. Sapse may also prepare and file applications for additional patents, although neither he nor the Company can anticipate when such applications, if any, may be filed or whether the Company will be granted any additional protection for its intellectual property in the

United States or in other countries. While these patents are pending, the Company cannot estimate when these will be issued, or rejected.

      While the Company and its management believe that the Company has protected certain of its intellectual property rights, and upon the filing of additional patent applications through Dr. Sapse will further strengthen the protection of its intellectual property, the Company cannot assure any existing or prospective owner of its securities that such protections will be a safeguard in all circumstances against the duplication of the Company's product. The Company cannot provide any assurance that any patents which may be issued will not be challenged, invalidated or circumvented, or that any rights granted to the Company under those patents will provide proprietary protection or competitive advantages to the Company. Also, the Company has relied, and will continue to rely, on trade secrets to protect its technology, especially where patent protection has not been applied for or may not be appropriate or obtainable. The Company has tried to protect its technology and processes in part by confidentiality agreements with its employees, consultants and certain contractors. However, these agreements could be breached or, in any event, the Company's trade secrets could otherwise become known or independently discovered by competitors, as to which the Company may have no intellectual property protection.

Markets for Anticort(R)

Readers are cautioned that there is no guarantee of the Company successfully obtaining the necessary governmental approvals for Anticort (tm).

      Initially the Company will focus on the use of Anticort(R) in HIV+ patients. It was recently estimated that 33.8 million people worldwide are infected with HIV, 16.3 million dead already, 5.3 new cases in 1999 alone, and 16,000 newly infected people every day.

      As funds become available to the Company to continue research and development of the anti-cortisol formulation, the Company will begin to direct its attention to Alzheimer's, Parkinson's, Cushing's and depression diseases.

      This focus will require the successful completion of clinical studies.

Readers are cautioned that there is no guarantee of the Company successfully obtaining the necessary governmental approvals for Anticort (tm).

Competition

      The Company anticipates facing competition in the HIV and AIDS markets, including by companies testing drugs to increase immune resistance (immuno-modulators) of these patients. Among the competitors are companies that are researching gamma interferon (Genentech) and interleukin 2 (IL-2 Chiron) both in San Francisco and the GMSCF (granulocyte macrophage colony stimulating factor) by Immunex, in Seattle.

      The Company may also face competition from companies that are directing their AIDS research towards attacking the virus, with a number of leading pharmaceutical companies actively engaged in research and development of protease inhibitors and other anti-HIV agents in the fight against HIV and AIDS, with at least 12 products of this type present on the market.

      The pharmaceutical industry is highly competitive, with numerous large and small companies performing research and development. While the Company realizes it may be competing with companies that have greater resources, it is confident that, if and when its Anticort(R) product receives FDA approval, it can effectively market its products and maintain a competitive position.

On-Going Clinical Studies

Readers are cautioned that there is no guarantee of the Company successfully obtaining the necessary governmental approvals for Anticort (tm).

      Aids Research Alliance Clinical Project. On November 18, 1996, the Company submitted an Investigational New Drug Application ("IND") to the FDA titled:

      A PHASE II RANDOMIZED PLACEBO CONTROLLED DOUBLE BLIND STUDY WITH Anticort(R) (BRAND NAME OF PROCAINE HYDROCHLORIDE) IN HIV POSITIVES. TREATMENT-NAIVE, ASYMPTOMATIC INDIVIDUALS, WITH CD4 COUNTS BETWEEN 200 AND 500 CELLS/MMP AND VIRAL LOADS OF MORE THAN 10,000 COPIES.

The FDA granted the Company IND# 52,663, and based upon documentation received, approved commencement of clinical studies. The Company believes this is significant. The significance of the FDA granting IND# 52,663 and allowing the clinical study to commence is a recognition that our documentation has merit, in the sense that there are no red flags to potential side effects of the product. Still, the pending studies are still needed to document not only the safety of the product, but also its efficiency. While exact figures are not known, our knowledge of the industry leads us to estimate that a majority or more of the applications filed with the FDA by other applicants are rejected. We believe the FDA allowing us to proceed is an important milestone in the development of the product, and is one we have succesfully achieved. This, however, should not be interpreted that we have final FDA approval. During 1997, due to changing rules issued by the FDA, regarding the use of naive (untreated) versus treated HIV+ patients, and following extensive conferences with FDA representatives, the Company was advised to modify its initial protocol into a phase Ib/IIa study, by which the phase Ib would consist in a dose related study, i.e., to see which concentration of Anticort(R) would be most effective, if any, and devoid or minimal side effects, followed by the double blind study (Phase IIa). The purpose of this study in HIV positive patients under anti-HIV therapy is to stimulate or bring back to life an immune system severely damaged by cortisol. As it has become known recently, while the level of HIV under anti-HIV therapy drops below detectable levels, the immune system very often does not respond to the therapy. In that event, the patient becomes predisposed to a new virus proliferation and to the appearance of opportunistic or infectious diseases and cancers of the Kaposi sarcoma type, as well as others. The Company had selected the AIDS Research Alliance of Los Angeles to conduct its clinical studies at a cost of approximately $660,000. A protocol for a clinical study with Anticort(R) along these lines was finalized, submitted to the FDA, and approved without any changes. As of July 1, 1999, the AIDS Research Alliance has completed patient selection and received the necessary supply of Anticort(R) for the study. As of January 2000, the AIDS Research Alliance has completed the first step of the study (i.e. the first dose of ANTICORT(TM)) and is enrolling patients for the second step,(second dose). Through March 17, 2000, approximately $291,800 had been paid to the AIDS Research Alliance. If the Company cannot continue to pay the Alliance as the study progresses, or delays in paying, the Alliance may cease or terminate its work, with a failure to continue the study bringing the Company to a standstill and material adverse effect to the Company.

      Canadian Study. The Company has entered into a license with Altachem Pharmaceuticals, a Canadian company formerly called Steroidogenesis Inhibitors Canada, Inc. ("Altachem") as exclusive licensee of Anticort in Canada. (See "Licensing Agreements," below.) Altachem has informed the Company that the Canadian Health Protection Branch ("HPB"), which is the Canadian equivalent of the FDA, has granted an approval which will permit a clinical using Anticort(R) following the same protocol that the Company is using in the United States. The purpose of the Canadian study is to support and extend the results of the domestic study and eventually to lead to the approval of Anticort(R) in Canada. The Company is currently involved in litigation with Altachem, as disclosed under the Section titled "Legal Proceedings" below. Since the Company is, nevertheless, pursuing its own studios, Management's opinion is that the loss of the Canadian study will not have a material impact on the Company or its plans.

      Romanian Study. A clinical study using Anticort(R) infacaps, the junior version of adult Anticort(R), is in progress in Romania following approval in October 1998 by the Romanian equivalent of the FDA (the Comisia de Medicamente). This study, to be carried out in five groups of HIV- positive children, (four groups on variable doses and one on a placebo), is intended to boost the immune system of children damaged by HIV and elevated levels of cortisol. It is estimated that this study will take about 12 months. The study, due to changes in protocol and lack of special instrumentation that finally arrived in September 1999, started in September 1999. Outside the United States, the Company ability to market its product will also be contingent upon receiving marketing authorizations from the appropriate regulatory authorities. The foreign regulatory approval process, in summary, may often include all or many of the risks and issues associated with FDA approval set forth above. The requirements governing the conduct of clinical trials and marketing authorizations vary widely from country to country.

The process of obtaining a New Drug Application in Romania, involves the results obtained in children HIV positives after using Anticort in different dosages over a one-year treatment. At the present time, the Romanian study reached the second half level, that means that the children were under treatment for six months (March, 2000) and it is estimated it would be completed after another six months treatment in Sept-Oct. 2000. If the results are statistically favorable, a New Drug Application (NDA) will be submitted in November 2000 to the regulatory Romanian agency (Comisia Medicamentului). From discussions with Romanian FDA officials, the process of approval may take 2-3 months, due to the fact that AIDS in children is involved, but there is no guarantee that the regulatory Romanian organization would approve it as such, not require more information or tests; or will not raise issues or matters that should be clarified. Assuming that an approval or approvable letter would be issued, and there is no guaranties that this type of approval shall be received, the Company would be granted a conditional/provisional approval, meaning that the Company will still be under obligations to complete a number of additional clinical studies within a minimum of one, or maximum two, years.

      The Company has also provided a sample of Anticort to the Institute of Oncology and the Pasteur Institute in Bucharest, Romania, to be tested in tissue cultures to determine, the effect, if any, on cancerous cells and on the life span of certain cells.

This long-term project, which still has no scheduled termination date, is intended to provide answers, if any, to the potential role of Anticort in cancers and aging.

      The Retinitis Pigmentosa (RP) Transgenic Mice Project. RP Transgenic Mice, are mice which develop an eye condition similar to retinitis pigmentosa (RP). The disease experienced by such mice, similar to RP, eventually results in blindness in most if not all cases. This disease is induced or intentionally caused in the laboratory to then permit researchers to apply a drug or treatment to such mice in the hopes of then being able to measure an improvement or cure. The further hope is that the same drug or treatment will then also be useful in a treatment or cure of RP. The Company has commenced an experimental study in association with specialized departments at Georgetown University and the University of Utah to be carried out on transgenic mice where Anticort(R) will be used in order to prevent or alleviate RP induced genetically in these mice. RP is a term encompassing a group of hereditary retinal degenerative diseases, from night blindness in adolescence to progressive loss of peripheral vision after the age of fifty. The mice experiment is an attempt to prevent the appearance of genetic RP, in whole or in part, by using Anticort, the rationale being that Anticort's main ingredient, procaine HCL, is an anti immuno-suppressive disease drug. There is no guarantee, of course, that successful results will be obtained.

      Satellite Clinical Studies. The Company intends to commence up to six open clinical studies involving 25-30 patients each to be carried out domestically and overseas. These studies would be intended to determine whether Anticort would be beneficial in the treatment of multiple sclerosis, treatment-resistant depression, prostate and breast cancers,

Readers are cautioned that there is no guarantee of the Company successfully obtaining the necessary governmental approvals for Anticort (tm). psoriasis and anorexia nervosa, all of which are associated with elevated cortisol. The ability to commence these studies depends on the Company's obtaining significant funding. Even if these preliminary studies resulted in positive findings, the Company would have to meet various regulatory requirements before additional testing or use of Anticort could occur.

Marketing Strategy

      At the present time, the Company plans to manufacture Anticort(R) itself and market it through licensees, wholesalers and pharmacies. Variables that will impact the pricing structure include demand, cost, competitors and strategic objectives. The Company intends to eventually generate sales of the Anticort(R) product by setting a compelling price point and by developing, with the help of our consultants, a marketing strategy to create end user demand for the product. The Company intends to price its Anticort(R) product at a relatively low, affordable level as part of this strategy, which is under development and we hope to complete prior to, hopefully, final FDA approval.

      The Company is limited in the final formulation and execution of its marketing strategies to not only conform to the condition of the Company, including its resources, at appropriate points in the future, but also to regulatory provisions of the FDA as to marketing and sale. When the Company has it product in late stages of the FDA process, the Company plans to hire a marketing firm, or consultant, that specializes in the pharmaceutical industry, relating to marketing and sales, and the Company intends to then finalize its marketing and sales plans.

      In efforts to enhance the Company's credibility within the medical community, Dr. Sapse attended major medical conferences and presented position papers. The conferences included the following:

o The VII International Conference on AIDS; Harvard-Amsterdam (Holland) 1992, the IX International Conference on AIDS, Berlin (Germany), June 1993; the VIII International Conference on AIDS in Africa, Marrakech (Morocco), 1993; the Japanese Conference on AIDS, Tokyo (Japan), 1994; the Philippines Rotary Club Conference on AIDS, Manila (Philippines), 1994; Infectious Diseases News (USA), 1994.

o In June 1996, the First Conference on Cortisols/Anticortisols took place at the Chateau de Filleval near Paris, France. Dr. Sapse opened this Conference with a keynote address on the role of cortisols/anti-cortisols in the medicine of today and tomorrow. This speech was published in many lay and medical media of the world.

o Dr. Sapse was invited by the Consulate Service of the U.S. Embassy in Germany to participate in the EXOPHARM 96, held in Leipsiz, Germany, October 1996.

o The Second International Conference on Cortisol/Anticortisols, sponsored by the University of California Irvine (UCI), and organized by the Company, took place at the Mirage Hotel, Las Vegas, Nevada, November 1997. This conference, dealing mostly with Dr. Sapse's cortisol/anticortisol concept, was attended by more than 140 participants from more than 20 countries, including representatives from the Academy of Medicine, Moscow, Russia; Pasteur Institute, Paris, France, the National Institute of Health
      (NIH) and representatives from major multinational - pharmaceutical companies. There were presentations at this conference relating to potential treatments with Anticortisols in depression, aging, kidney diseases, which, in the opinion of the Company's management, created new opportunities for the potential use of anticortisols in connection with many diseases, including ones with no known treatment at the present time.

Readers are cautioned that there is no guarantee of the Company successfully obtaining the necessary governmental approvals for Anticort (tm).

Licensing Agreements

      In February 1996 SI, Inc., our Subsidiary, entered into a licensing agreement with Altachem. The agreement grants Altachem exclusive rights to manufacture, use, distribute and sell Anticort in Canada for $300,000, which has been paid to SI, Inc. Altachem also has the right to acquire licensing rights in certain other British Commonwealth countries on payment of licensing fees. The term of the agreement is ten years, commencing when the Canadian government grants all approvals necessary for the sale of the licensed products in Canada.

It is believed that the Agreement is terminated, and the parties are in litigation. See the section herein, "Legal Proceedings."

      In order to increase distribution and market share, the Company intends to enter other licensing agreements for its products. The Company anticipates that the principal elements of any licensing agreement would be the following:

      1. Definition of the territory and cash advance at the signing of the contract.

      2. The licensee will finance all the work, research and other matters needed to secure their own regulatory agency approval for Anticort(R). Conversely, some of the licensing countries might elect to wait until the Company receives FDA approval in the United States. In this event, the Company would subsequently send them the United States eventual approval plus the necessary documentation so the licensees would be able to secure their own approval without the time and money required for their own testing.

      3. Royalties representing a minimum guaranteed dollar amount, subject to annual increases.

      The Company is presently in negotiation with foreign representatives to license Anticort(R) in other countries. The Company is seeking additional licensing agreements and joint ventures with entities interested in AIDS and/or viral hepatitis B drugs, with a view to getting Anticort(R) tested and approved in other countries.

      The Company also engaged, at the end of 1998, a consultant, for 200,000 shares, to help with services in connection with advising the Company on business strategies, identifying new business opportunities & licenses, including identifying other companies involved in pharmacutical development as potential partners or targets for acquisition.

Employees

      The Company has four full-time employees.

Item 2. Description of Property

      The Company's executive offices are currently located at 101 Convention Center Drive, Suite 310, Las Vegas, Nevada 89109. The 1,100 square foot office space is rented at a price of $2,650 per month. The Company does not have any laboratory or research facilities.

Item 3. Legal Proceedings

      On November 4, 1999 the Company filed suit in Nevada, District Court, Clark County, Case No. A410592, against Altachempharma, Ltd. of Alberta, Canada, formerly known as Steroidogenesis Inhibiors Canada, Inc. and Steroidogenesis Inhibitors Canada, Inc. (the "Defendants") seeking a declaratory judgement, damages and other relief as determined by the Court in relation to a dispute with the Defendants. Steroidogenesis Inhibitors Canada, Inc. ("SI Canada"), is the licensee for the Canadian territory as to the ANTICORT (TM) product, and Altachempharma, Ltd. is believed to be the parent. The Company claims that the Defendants have interfered with the arrangements which were made with Pashua Parners, L.P. ("Pashua"), an entity which intended to provide funding and other benefits to the Company. While the Company was in the course of finalizing arrangements with Pashua, the Defendants took the position that they were entitled under the License Agreement to step into the shoes of Pashua as to the pending transaction, even though they were a mere licensee for one Territory. Likewise, even though the Company has not been served, the Company believes that on or about January, 2000, a suit was filed in the Queens Bench in Calgary Canada by a Defendant against the Company seeking to enforce the Defendant's position above, and the Company has retained counsel in Canada to represent and assist the Company. The Company believes that the Agreement with SI Canada providing it with a license as to Canada is terminated due to the actions of the licensee in breach of contract. The Company intends to vigourously pursue and defend these suits upon advice of counsel.

Item 4. Submission of Matters to a Vote of Stockholder Matters

      None

Item 5. Market For Common Equity and Other Shareholder Matters

      The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol STGI.

      The following bid quotations have been reported for the period beginning October 1, 1997, when the Company's Common Stock was first priced for trading on the OTC electronic bulletin board and ending the quarter ended December 31, 1999. To the extent that the Company is unable to determine a bid price on a quarterly date, the prices below are determined on the closest date available to the Company:

                                                        Bid Prices
                                                        ----------
         Period                                     High           Low
         ------                                     ----           ---

Quarter Ended June 30, 1997                      $15.625         $ 7.50
Quarter Ended September 30, 1997                  14.625          11.625
Quarter Ended December 31, 1997                    3.00            1.75
Quarter Ended March 31, 1998                       5.125           2.50
Quarter Ended June 30, 1998                        6.25            4.00
Quarter Ended September 30, 1998                   4.625           1.25
Quarter Ended December 31, 1998                    2.75            0.375
Quarter Ended March 31, 1999                       2.50            0.375
Quarter Ended June 30, 1999                        2.5625          0.4375
Quarter Ended September 30, 1999                   1.97            0.4375
Quarter Ended December 31, 1999                     .875            .3125

      Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Such quotes are not necessarily representative of actual transactions or of the value of the Company's securities, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

      The Company has been advised that 12 member firms of the NASD are currently acting as market makers for the common stock.

      As of February 3, 2000 there were 205 holders of record of the Company's common stock. Certain of the shares of common stock are held in "street" name and may, therefore, be held by several beneficial owners.

      As of February 3, 2000 there were 15,593,909 shares of common stock issued and outstanding. Of those shares 12,412,604 shares are "restricted" securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering. Of these restricted securities, 6,644,962 shares held by affiliates may be sold pursuant to a registration statement or pursuant to Rule 144.

      In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (in general, a person who has a control relationship with the company) who has owned restricted securities of common stock beneficially for at least one year is entitled to sell, within any three-month period, that number of shares of a class of securities that does not exceed the greater of (i) one percent (1%) of the shares of that class then outstanding or, if the common stock is quoted on NASDAQ, (ii) the average weekly trading volume of that class during the four calendar weeks preceding such sale. A person who has not been an affiliate of the company for at least the three months immediately preceding the sale and has beneficially owned shares of common stock for at least two (2) years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

      No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of common stock for future sale will have on the market price of the common stock prevailing from time-to-time. Sales of substantial amounts of common stock on the public market could adversely affect the prevailing market price of the common stock.

      The Company has never paid a cash dividend on its common stock. The payment of dividends may be made at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company's operations, its capital requirements, and its overall financial condition.

Item 6. Management's Discussion and Analysis or Plan of Operation

      The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Registration Statement.

Plan of Operations

      The Company was original incorporated in the State of Nevada on March 26, 1996, to engage in providing entrepreneurs and small business owners with an Internet presence. The Company was not successful in developing any business and did not engage in any business activity until October 1997. In October 1997, the Company acquired approximately eighty-six percent (86%) of the outstanding shares of SI, Inc., which remains the Company's sole Subsidiary. Since the acquisition of its controlling interest in SI, Inc., the Company has focused its operations on developing its proprietary drug, Anticort(R). To develop Anticort(R) the Company has been engaged in research and clinical studies.

      The Company remains a development stage company with immaterial revenues and substantial general and administrative expenses, including expenses related to its clinical studies programs. The Company's cash has been provided from its fund-raising activities, all of which have been conducted on a private basis, and from the SI, Inc., license agreement with Altachem. (As to fund raising, the Company has received capital in private placements of restricted stock to persons known by Management and believed to be accredited investors.) In summary, on February 10, 2000, the Company obtained a commitment for $2,000,000 (of which, $425,000 has been received) from a shareholder, Mr. Alfred Peeper, who confirmed he was an accredited investor, as such term is defined under Regulation D of the SEC, to subscribe for restricted shares in the Company, at a price equal to 80% of the 30 low bid price, just before subscription, in one or more subscriptions, upon request of the Company, subject to the Company: providing him with piggyback registration rights to include his shares in a future registration of the Company, and that the Company is in good standing with the State of Nevada, publicly trading, and the Company is not in breach of the terms of the subscription. The Company believes that the funding, once and if completed, as well as others in potential private placements and an eventual registered public offering, if successful, will assist the Company in meetings its cash needs, but there is no guarantee. The Company plans to complete its clinical studies, particularly the study authorized by the FDA, and, eventually, assuming the success of those studies, to market its Anticort(R) product directly or through licensing agreements with third parties.

      While the Company is in the FDA Clinical Trial Phase it has not generated any revenues to meet capital needs, it has been succesful in obtaining capital infusions in private transactions from existing shareholders or persons familiar with Management. These sporadic private placments are only to persons who are, in Management's opinion, accredited investors, willing to assume the risk of loss of their entire investment, and Management hopes that these subscriptions will continue. The Company is seeking an underwriter to underwrite a public offering of securities, and has already commenced discussions with interested parties in New York, primarily, in the hope that one will be engaged. However, no committment exists for continued investments, or for any underwriting, but the Company has thus far been able to meet its capital needs, and believes that extensive discussions with various potential sources of funding may eventually reach definitive agreements with related fundings. The recent additon of members to Management, namely Mr. Wollen and Dr. Long, who have extensive contacts with investors, funds, venture capitalists, broker dealers, and the like, will help in this pursuit. The Board of Directors is prepared to file an SEC Form SB-2 Registration Statement in the near future to, with conformity with applicable laws and regulations, offer registered securities to the market. It is contemplated that this will be undertaken with an underwriter, though one has not been isolated, or on a self-underwritten basis. No definitive plans are in place, but the Board is actively discussing options. Given the Company has been able to substantially meet its cash needs during the past 12 months, and Management's estimation of what may occur in the months ahead, the Company believes it will be able to continue to find avenues to obtain capital needed for operations.

      The Company needs to complete various research and development steps as part of its plans. These steps include the completion of Phase I and start and completion of Phase II clinical trials as to its ANTICORT product. These steps also include the application and obtaining of FDA final approval, and development of a complete product manufacturing and marketing plan or plans. The Company's plan of business is more particularly described in Item 1 of this Registration Statement under the caption "Description of Business." The information which follows is a narrative description of the Company's results of operations, liquidity and capital resources.

Results of Operations

      Management does not believe that the Company will develop any material revenues until the Company completes a clinical study which demonstrates the efficacy of Anticort(R) for significant medical purposes and the Company subsequently manufactures and markets

Anticort(R) directly, or with a joint venture marketing or manufacturing company,or pursuant to one or more licensing agreements. See Item 1, "Description of Business" for a discussion of the Company's existing and proposed licensing agreements, clinical studies and marketing strategy.

Readers are cautioned that there is no guarantee of the Company successfully obtaining the necessary governmental approvals for Anticort (tm).

Liquidity and Capital Resources

      The Company had cash of $494 and $1,706 at December 31, 1998, and 1999, respectively. From its organization through December 31, 1999 the Company has been substantially dependent on the proceeds of various offerings of its debt and equity securities to fund its operating expenses. The Company has not engaged in any material borrowing activity, has no loan arrangement with any commercial lending institution, and is unlikely to receive traditional commercial debt financing in the foreseeable future. Management estimates the Company's operating expenses to be a minimum of $25,000 and a maximum of $50,000 per month, depending upon the Company's payments to outside research and other consultants. The Company is also dependent upon the proceeds of financing from the sale of its securities to fund its clinical studies, particularly the clinical study to be conducted by the AIDS Research Alliance in California. The Company's contract with the AIDS Research Alliance requires it to pay $650,000 for the clinical study. The Company paid $291,800 of the $650,000 contract amount, through March 15, 2000.

      The Company has incurred research development stage losses since inception. These losses consist primarily of research and related expenditures, marketing costs, and consulting, and administrative overhead and expenses, incurred while the Company seeks to complete development of its product, which includes studies and obtaining FDA final approval. No significant revenues have been earned by the Company, or cash flow from operations, to help pay these operating needs.

      These losses were $1,671,255 and $1,009,972 during the years ending 1999 and 1998, respectively. The increase in the loss during 1999 was primarily the result of increased expenditures for research and development, consultants for business, public relations, and financial strategies, and legal expense.

      The Company's investing activity consists of purchases of technology rights, office furnishings, and patent registration costs. The cumulative totals for such expenditures are $ 108.969, $47,796, and $55,547, respectively, through December 31, 1999.

      Both the operating and investing cash flow deficits have been chiefly funded through proceeds from private financing. This financing consists primarily of issuance of stock for cash, or alternatively the conversions of debt, in the form of loans or debentures, in to stock.

      If we are unable to obtain necessary financing, the Company will have to close its doors, or simply put, cease active operations, but not necessarily abandon the project. Employees of the Company, and third parties, are committed, not on a contractual but on a verbal or moral basis, to seeing the project through, but may not be successful if there is no money to meet working capital demands. However, in the light of the new additions to the Management of the Company, consisting of persons (namely Dr. Long and Mr. Wollen) whom potential investors, and other funding sources, may find comfort in due to their joining Management, we hope to secure additional financing in private transactions, or in a future registered public offering without any guarantee, of course, of success.

      On a long term basis, the Company will need substantial capital to complete the business plan described herein. Depending upon the success of its efforts, substantial capital will be needed if the Company were to obtain FDA final approval and went forward to manufacture and distribute its product.

      The Company continues to explore opportunities with various investors, joint venture candidates, and prospective licensees. As of the date of this Registration Statement, the Company has received one binding commitment for equity or debt financing, but has not entered into any joint venture or licensing agreement with respect to its Anticort(R) product other than the licensing agreement between SI, Inc., and Altachem. Management believes that the Company can continue to operate on a maintenance basis at a cost of no more than $25,000 per month for the foreseeable future, provided that the Company obtains sufficient cash from one or more of the sources described above to meet its operating expenses.

In summary, on February 10, 2000, the Company obtained a commitment, in the form of a written agreement, for $2,000,000 (of which, $425,000 has been received) from a shareholder, Mr. Alfred Peeper, who confirmed he was an accredited investor as such term is defined under Regulation D of the SEC, to subscribe for restricted shares in the Company, at a price equal to 80% of the 30 day low bid price, just before subscription, in one or more subscriptions, upon request of the Company, subject to the Company; providing him with piggyback registration rights to include his shares in a future registration of the Company, and that the Company is in good standing with the State of Nevada, publicly trading, and the Company is not in breach of the terms of the subscription. The Company anticipates drawing down or receiving $500,000 during the first month of April, 2000, and the balance on a monthly basis, in such amounts as requested by the Company, until year end 2000. The Company believes that the funding, once and if completed, as well as others in potential private placements and an eventual registered public offering, if successful, will assist the Company in meetings its cash needs, but there is no guarantee.

Mid 1999, before Mr. Wollen became an officer of the Company, his company, Windermere Capital, L.L.C., advanced, on behalf of Pashua Partners, a company which was under negotiations for a funding of the Company, the sum of $50,000 as an initial payment of a $500,000 intended loan to the Company. The funding transaction was not completed due to matters relating to certain litigation (See
Part II, Item 2, Legal Proceedings). The Company and Mr. Wollen, have not finalized the arrangement for the repayment of this advance, but Mr. Wollen has not made any demands.

Item 7. Financial Statements

      Please see the attached Financial Statements and accompanying footnotes, which should be read with the statements.

8. Changes In and Disagreements With Accountants

      None.

Item 9. Directors, Executive Officers, Promoters, and Control Persons

      The following table sets forth the directors, executive officers and other significant employees of the Company, their ages, and all offices and positions with the Company. Officers and other employees serve at the will of the Board of Directors.

                                        Term Served As                    Positions
Name of Director           Age         Director/Officer                  With Company
----------------           ---         ----------------                  ------------
Alfred T. Sapse, M.D.      74          Since Oct. 1997               Chairman of the Board
                                                                           Board

Walker Long, M.D.          50          Since Feb. 2000               Director and
President

Mr. Albert "Bert" Wollen   53          Since Feb. 2000               Director and Chief
                                                                     Executive Officer

Welter Holden              66          Since Oct. 1997               Director

James D. Monllos           45          Since Oct. 1997               Director

Janet Greeson              52          Since Oct. 1997               Director, Secretary,
                                                                     Executive Vice
President

Tom Kubota                 58          Since Oct. 1997               Director, Vice
President

Paul Burkett               77          Since Oct. 1997               Director

Cynthia Thompson           39          Since March 1999              Director

H. Thomas Winn             59          Since March 1999              Director

      Alfred T. Sapse, M.D., Chairman of the Board and President, since October 31, 1997. Dr. Sapse is a medical research scientist. During his 45 year career, Dr. Sapse has focused on immunology, biochemistry and AIDS research and has published 32 research papers in medical journals in the United States of America including the American Medical Association (AMA), Japan, the United Kingdom, Canada, France, Holland and Switzerland. In addition, Dr. Sapse has developed several formulations of anti-cortisol/steroidogenesis inhibitors for products intended for the treatment of high-cortisol diseases including AIDS, Alzheimer's, depression, and narcotic addiction. Dr. Sapse received his first U.S. Patent in 1977 for his method of treating geriatric depression; two more patents in 1990 for the treatment of Alzheimer's and drug addiction and has patents pending on Anticort(R). Dr. Sapse's credentials in medical research span several decades, including his degree from the School of Medicine, University of Bucharest, Romania in 1952, his residency in Ophthahnology at the University Eye Clinic, Geneva, Switzerland in 1963-1964, and his post doctoral work in Microbiology at the University of California at Los Angeles (UCLA). Subsequent to termination of his employment with Spectrum Pharmaceuticals (March 1992), Dr. Sapse moved from Miami, Florida to Las Vegas, Nevada.

Between June of 1992 and May 1993, he gathered information about procaine, the main ingredient of the drug ANTICORT(TM). This documentation, including preclinical, clinical, pharmacological data and clinical trials spanned over 60 years , i.e. since 1940. Once all of this documentation was in his possession, and the design of the final formulation of his ANTICORT drug was ready, Dr. Sapse proceeded to form Cortisol Medical Research, Inc. on May 24, 1992, a Nevada Corporation.

Subsequently. Dr. Sapse conveyed his interest in ANTICORT(TM), the main asset of Cortisol Medical Research, Inc., into a new Nevada corporation, Steroidogenesis Inhibitors, Inc. on September 5, 1994, which was capitalized for 10,000,000 shares, out of which 5,100,000 shares were issued to Cortisol Medical Research in exchange for the ANTICORT(TM) rights. Other terms of the transaction were that should SII raise$5 MM through a Private Offering or IPO, then Cortisol would be paid $250,000, plus a sliding scale royalty. It should be noted that, at that time, Dr. Sapse was President of both Cortisol Medical Research, Inc. and Steroidogenesis Inhibitors, Inc., and remains so up to the present time.

His research experience background includes his work as Director of the laboratory of Ophthalmic Immunology at Cedars-Sinai Medical Center in Los Angeles, California, from 1965-1971, and Assistant Research IV in the Department of Bacteriology at UCLA from 1969-1972. He is a National Institute of Health ("NIH") Special Research Fellow and had received more than $400,000 for his research work.

      Dr. Sapse served as President of Rom-Amer Pharmaceuticals, Ltd., Beverly Hills, California from 1970 to 1976; President of International Health Resorts, Inc., from 1977 to 1982; President and Director of Research of Cortisol Medical Research, Inc. in Miami, Florida from 1983 to the present, Vice President of R&D with Spectrum Pharmaceutical Corporation in Newport Beach, California from 1989-1992; and as President and Director of Research of the Company since October 1997.

      Dr. Long has been a Director, and the President, of the Company since February 14, 2000. Dr. Long is the Senior Vice President of Research and Development for CATO Research Laboratories, Durham, North Carolina, since May, 1999 and is a Research Professor of Pediatrics, School of Medicine, University of North Carolina at Chapel Hill, since 1994. From 1994 to 1998 he was the U.S. publication editor for the internationally known Journal of Pharmaceutical Medicine. He has been a member of the faculty of the School of Medicine since 1983. From January, 1996 to the end of 1998, he was a Director of the Office of Telemedicine at the University, focusing upon digital technology innovations in the field of medicine. From 1983 to 1993, he was the Director of Clinical Research at The Wellcome Research Laboratories at Burroughs Wellcome Co. (Research Triangle Park, North Carolina), and during such tenure was instrumental in obtaining FDA approval for two medications, and has received a number of national and international honors in his field. He has authored and published over 100 professional publications. He also has delivered, upon invitation, over 50 national and international presentations at scientific and medical conferences. He is a graduate of the University of North Carolina, School of Medicine, 1981.

      Mr. Wollen has been a Director, and the Chief Executive Officer, of the Company, since February 14, 2000. He has pursued the formation and development or acquisition of technology, biotechnology and similar businesses in the U.S. From 1985 to February 1993, he was an executive with Ladenburg Thalmann & Co., an investment-banking and brokerage firm, located in New York, serving as Syndicate Manager. From approximately April, 1995, he was Chairman of the Board of Telcom Technologies, Inc., Pamona, California, and participated in the sale of the Company to AVT Corporation, a publicly trading company (NAS:AVTC), until January, 1996.

From approximately February, 1995, to December, 1999, he was one of four co-founders and Managing Directors of Raintree Capital, L.L.C., a limited liability company which founded a company called FirstAmerica Automotive, devoted to the sale of new automobiles of various manufacturers, and invested capital of the four founders into Telcom Technologies, Inc., discussed above, and owned three hotel resorts in Mexico until December 1999.

From May of 1998 until September of 1999, he was a Director and the Executive Vice President of Automotive Realty Trust of America, a private real estate investment trust.

From November, 1998, he has been the President and owner of a consulting company called Windermere Capital, L.L.C., which provides general business consulting.

From November, 1999, he has been a Director of Mission Capital Partners, L.L.C., a company that is seeking to participate in merger and other opportunities as an advisor, but has not yet undertaken any transactions.

      Welter "Budd" Holden, Director, since October 31, 1997. For the past five years, Mr. Holden, who acts as an independent consultant, has advised various projects in, primarily, Hollywood and Los Angeles, California, as to architectural and interior design. Mr. Holden is a graduate of the Pratt Institute in Brooklyn, New York, where he received a degree in architectural and interior design. He was an art director for the first colorized live television variety shows broadcast by NBC in the 1950's and 1960's.

      James D. Monllos, Director, since October 31, 1997. Since 1992, Mr. Monllos has been the owner and President of Las Vegas International Entertainment Company and the Wild West Wrestling League, Inc., both of which are engaged in the entertainment business.

      Janet Greeson, Ph.D., Director, Secretary and Executive Vice President, since October 31, 1997. Dr. Greeson received a doctorate in psychology from Columbia-Pacific University,Mill Valley, California, and is an MBA candidate at the University of Southern California, Los Angeles, California. She is the author of numerous books and publications, one of which, a well-known publication, is entitled, "It's Not What You're Eating, It's What's Eating You." She has fourteen years of executive leadership and financial expertise as chief executive officer and chairman of "A Place for Us," an acute psychiatric treatment services provider.

From January, 1995, to October, 1995, Dr Greeson pursued consulting with various businesses on an independent contractor basis.

From November, 1995, to October 31, 1997, Dr. Gresson was Executive Vice President, Secretary and a Director of Stereoidogenesis Inhibitors, Inc. the subsidiary of the Company.

      Dr. Greeson was appointed by President Jimmy Carter to lead the Navy in the development, implementation and integration of psychiatric treatment programs for addictive diseases. Her programs have been used worldwide and provided intervention and counseling to thousands of personnel and their families by the U.S. Navy Alcoholic Rehabilitation Services Treatment Centers, which she participated in initiating. These centers continue to be operational. She served as coordinator for the Conference on Teenage Alcoholism at the request of Nancy Reagan and developed similar programs for Mother Theresa in Rome, Italy, and Calcutta, India. She has also served as a trainer for Promises Recovery Centers in England.

      Tom Kubota, Director and Vice President, since October 31, 1997. Over approximately 10 years ago, Mr. Kubota served as a Vice President of Drexel Burnham Lambert, Beverly Hills, California, and held similar positions at Stern, Frank, Meyer and Fox and Cantor Fitzgerald. Since February, 1995, he is the President of Nanko Investments Corporation, Newport Beach, California, which specializes in capital formation services for high technology and natural resources companies. Mr. Kubota has provided consulting services for the Company for which he has been compensated.

      H. Thomas Winn, Director, since March 31, 1999. Mr. Winn has served as the Chairman, Chief Executive Officer, President and a Director of Nevada Gold & Casinos, Inc., a public gaming and real estate development firm, since January 1994. He has also served as Chairman and President of Aaminex Capital Corporation, a consulting and venture capital firm since 1983.

      Paul J. Burkett, Director, since October 31, 1997. Mr. Burkett has been involved in the mining industry for over forty years. His business over the past five years has concentrated on independent mining and real estate ventures.

From 1986 to the present, he remains a Director on the Board of Aaminex Capital Corporation, Houston Texas, which is a company that owns inactive mining properties in Nevada and shares of stock in Nevada Gold and Casinos, Inc.

Form approximately July, 1993 to the present, he has been a Vice President and a Director of Nevada Gold and Casinos, which is a part owner of a gaming casino in Colorado.

From March, 1998, to the present, he has been the President of Goldfield Resources, a wholly owned subsidiary of Nevada Gold and Casinos. Goldfield Resources owns approximately 500 non-active mining claims.

      Cynthia C. Thompson, Director, since March 31, 1999. Ms. Thompson is the Chief Executive Officer and founder, since May, 1998, of United States Service Company, a nationwide service company serving food and beverage original equipment manufacturers and food service vendors. In May, 1998 Ms. Thompson founded and has been President, of Intuitive Solutions International, Inc., a Houston, Texas, firm engaged in capital formation and operations management consulting. Ms. Thompson has also participated in providing debt and equity financing to Nevada Gold & Casinos, Inc., of whom Messrs. Winn and Burkett are directors.

From approximately May, 1987 to May, 1993, Ms. Thompson was representative at E.F. Hutton/Shearson Lehman Brothers, Austin Texas, a brokerage firm, in the Regional Institutional Group department assisting with bank and institutional accounts.

From May, 1993, to May, 1994, she was a corporate accounts representative with Oppenheimer & Company, Inc., a brokerage firm.

From May, 1994, to May, 1998, she was the Director, Corporate Finance department, of D.E. Frey & Company, Inc., a brokerage firm.

Item 10. Executive Compensation

      The following tables and notes present for the two years ended December 31, 1999, the compensation paid by the Company to the Company's chief executive officer and to the Company's most-highly compensated executive officers other than the Company's chief executive officer who were serving at December 31, 1999.

                           Summary Compensation Table

                                                  Long-Term Compensation

                                                                      Awards                       Payouts
                                                            -------------------------------      ------------
                                                            Restricted      Securities
Name and                                                    Stock           Underlying            All Other
Principal Position                Year       Salary ($)     Award(s)($)     Options/SARs(#)
Compensation($)
(a)                               (b)        (c)            (f)             (g)                   (i)
------------------------------------------------------------------------------------------------------------
Alfred T. Sapse,                  1999       $60,000       $   5,000(1)
Chairman of the                   1998       $12,000              --              --              --
Board, Chairman                   1997       $66,000              --              --              --
                                  1996          $-0-              --              --              --

Janet Greeson,                    1999       $60,000
Director,                         1998       $55,000       $ 500,000(2)           --              --
Exec. V. Pres.                    1997          $-0-                              --              --
                                  1996          $-0-                              --              --

Tom Kubota,                       1999          $-0-       $   5,000(1)

Director and Vice                 1998          $-0-                                              --
President                         1997          $-0-       $ 437,500(3)                           --
                                  1996          $-0-                                              --

----------

(1) The value of the restricted stock award has been determined by multiplying the shares awarded by the average of the high and low bid price, on March 31, 1999 of $1.43, less a discount considering the restriction.

(2) The value of the restricted stock award has been determined by multiplying the shares awarded by $2.50 which is the closing bid price of the Company's common stock on the available date closest to the award in April 1998.

(3) The value of the restricted stock award has been determined by multiplying the shares awarded by $.4375 which is the sole closing bid price available to the Company for its common stock in calendar year 1997.

(4) The restricted shares are held by Nanko Investments, Inc., a company owned and controlled by Mr. Kubota.

      As of the year ended December 31, 1999, the number and value of the aggregate restricted stockholdings of the persons named in this table, including shares held by them indirectly, was as follows:

                                       22

              Name                    Shares                   Value
              ----                    ------                   -----
              Alfred T. Sapse        3,700,000               $1,619,012
              Tom Kubota             1,300,000               $  568,750
              Janet Greeson            773,000               $  338,187

      The value of the restricted shares has been determined on the basis of the closing bid price of $.4375 for the Company's shares of Common Stock on December 31, 1999.

      Dividends will be paid on any shares of restricted stock awarded to any of the named officers or their affiliates.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The table below sets forth information with respect to the anticipated beneficial ownership of the Common Stock by (i) each of the Directors of the Company, (ii) each person known by the Company to be the beneficial owner of five percent or more of the outstanding Common Stock, and (iii) all executive officers and directors as a group, as of February 3,2000. Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares.

Name and Address of            Number of Shares               Percentage
Beneficial Owner            of Beneficially Owned       Ownership of Class(1)
-------------------         ---------------------       ---------------------

Alfred T. Sapse(2)(3)(7)            3,700,600                      23.73%
3525 Leor Court
Las Vegas, NV 89121

Welter Holden(2)(7)                   350,250                       2.24%

205 Bradford Street
Provencetown, MA 02657

James D. Monllos(2)(7)                236,612                       1.51%
9721 Peacock Hill Circle
Las Vegas, NV 89117

Janet Greeson(2)(7)                   773,000                       4.95%
8058 Pinnacle Peak Ave.
Las Vegas, NV 89113

Tom Kubota(2)(4)(7)                 1,300,000                       8.33%
2006 Barranca
Newport Beach, CA 92660

Paul Burkett(2)                       209,500                       1.34%
4518 Whitset
Studio City, CA 91604

Cynthia Thompson(2)(5)(7)              35,000                        .22%
3040 Post Oak Blvd. #695
Houston, Texas 77056

H. Thomas Winn(2)(7)                   40,000                        .25%
3040 Post Oak Blvd. #675
Houston, Texas 77056

Cortisol Medical Research(6)(7)     2,325,600                      14.91%
2915 W. Charleston #7
Las Vegas, NV 89102

Walker Long, M.D.(2)(7)                     0                          0
4364 S. Alston Ave.
Durham NC 27713

Albert "Bert" Wollen (2)(7)                 0                          0
Windermere Capital
1059 Sage Rd.
Houston TX 77056

All officers and Directors          6,644,962                      42.61%
as a group (10 persons)(8)

----------
(1) Calculated on the basis of 593,909 shares of Common Stock issued and outstanding.

(2)   Officer and Director.

(3) Includes 2,325,600 shares held by Cortisol Medical Research, Inc., a corporation controlled by Dr. Sapse.

(4)   Includes 1,300,000 shares of common stock.

(5) 25,000 shares are held by Intuitive Solutions International, Inc., which Ms. Thompson controls, and 10,000 are held in her name.

(6)   Cortisol Medical Research is controlled by Dr. Sapse.

(7) Includes, in accordance with Rule 13d-3, shares of which an officer or director may be deemed the beneficial owner of.

-----------------------

Item 12. Certain Relationships and Related Transactions

      The following transactions are believed by Management to be on terms as fair to the Company as those the Company could have obtained from unrelated third parties and arms-length negotiations.

      On November 4, 1997, the Company exchanged approximately 88.51% of its shares of Common Stock with shareholders of SI, Inc. Thomas Kubota, an officer, director and principal shareholder of the Company, was an officer, director and principal shareholder of the Company prior to the completion of the share exchange with SI, Inc. Mr. Kubota's consulting company, Nanko entered into a consulting agreement with the Company at the time of the exchange agreement. Pursuant to that consulting agreement, Nanko agreed to act as a financial consultant to the Company and, as consideration, received 1,000,000 shares of common stock of the Company.

      Subsequent to the execution of the 1996 licensing agreement between SI, Inc., and Altachem, Altachem granted Dr. Sapse the right to receive up to 300,000 shares of common stock without specified consideration. The shares underlying this right were subsequently reverse split on a one-share for two-share basis. Of the 150,000 post-split Altachem shares which may become available to Dr. Sapse, 59,851 shares are to be given to him periodically over a period of three years and 90,149 shares will be given to him if Altachem achieves certain performance objectives, as to which Dr. Sapse has no control. None of these shares have been given to him.

      In April 1998 the Company issued 200,000 restricted shares to Janet Greeson and 100,000 restricted shares to Rudy LaRusso, a former Director and officer, in consideration of their services to the Company.

      In April 1999 the Company issued 1,000,000 shares each to Dr. Sapse and Dr. Greeson or their nominees in consideration of their services to the Company. Also at that time, the Company issued 100,000 shares to each of the directors other than Drs. Sapse and Greeson in consideration of their service as directors of the Company.

      The Company paid Renee, Inc., whose President, Renee Sapse, is Dr. Sapse's wife, $24,000 in 1998 and $12,000 in 1999 for office space and maintenance of Dr. Sapse's auxillary office.

      The Subsidiary, Stereoidogenesis Inhibitors, Inc., acquired, for 5,100,000 shares, the ANTICORT technology rights from an entity controlled by the President of the Company, and also by agreeing to pay an additional $250,000 in the event of an offering (Private or IPO) of $5,000,000 or more, and licensing rights on a sliding scale.

      Subsequently, the Subsidiary, Stereoidogenesis Inhibitors, Inc., in exchange for foregoing a debt of $108,968, by the President to the Subsidiary, secured the cancellation of the $250,000 committed in the event of an offering and the cancellation of licensing rights mentioned above.

      Regarding certain consulting fees of $6000 being paid to an entity owned by a family member, this entity provided, and is providing, to the Chairman of the Company, a fully equipped executive office, maintenance and rent included, besides occasional advice.

      Dr. Long is an officer of CATO. The Company is under negotiations with CATO as to the establishment of a relationship for CATO to possibly sponsor clinical trials, similar to those started already by the Alliance. The Board has determined that any final agreement or payments or other considerations to CATO will be determined by the Board.

Mid 1999, before Mr. Wollen became an officer of the Company, his company, Windermere Capital, L.L.C., advanced, on behalf of Pashua Partners, a company which was under negotiations for a funding of the Company, the sum of $50,000 as an initial payment of a $500,000 intended loan to the Company. The loan was not, including terms, finalized since the funding transaction was not completed due to matters relating to certain litigation (See Part II, Item 2, Legal Proceedings). The Company and Mr. Wollen, have not finalized the arrangement for the repayment of this advance, but Mr. Wollen has not made any demands.

                                   SIGNATURES

In accordance with Section 13 OR 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STEROIDOGENESIS INHIBITORS
                                        INTERNATIONAL, INC.

Dated: April 11, 2000                   By: /s/ Albert "Bert" Wollen
       ----------------------------        -------------------------------------
                                           Albert "Bert" Wollen, Chief Executive
                                           Officer and
Director
Dated: March 24, 2000                   By: /s/ Albert "Bert" Wollen
       ----------------------------        -------------------------------------
                                           Albert "Bert" Wollen, Chief Executive
                                           Officer (principal financial officer)

                           STEROIDOGENESIS INHIBITORS
                               INTERNATIONAL, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

                                TABLE OF CONTENTS

Independent Auditor's Report                                               3

Consolidated Balance Sheet as of December 31,
    1999 & 1998 (Audited).                                                 4

Consolidated Statements of Operations for the period
     from Inception (September 5, 1994) to December 31,
     1999 (Unaudited) and the Years Ended  December
     31, 1999 and 1998 (Audited).                                          5

Consolidated Statements of Stockholders' Equity (Deficit) for the period from Inception (September 5, 1994) to December 31, 1999 (Unaudited)
     and for the Years Ended December 31, 1999 and 1998 (Audited).         6

Consolidated Statements of Cash Flows for the period
     from Inception (September 5, 1994) to December 31,
     1999 (Unaudited) and for the Years Ended December
     December 31, 1999 and 1998 (Audited).                                 7


Notes to Financial Statements.                                            8-14

                         REPORT OF INDEPENDENT AUDITOR'S

To the Board of Directors
Steroidogenesis Inhibitors International, Inc.


We have audited the accompanying consolidated balance sheets of Steroidogenesis Inhibitors International, Inc. (a development stage company), and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1999 and 1998. All information included in these financial statements is the representation of the owners of the Company. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit proves a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steroidogenesis Inhibitors International, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of its operations, and its cash flows the years ended December 31, 1999 and 1998, in comformity with generally accepted accounting principles.

The accompanying, cumulative statements regarding the period from inception (September 5, 1994) through December 31, 1999, of operations, stockholders' equity (deficit) and cash flows include activity prior to our engagement as auditors upon which we have not performed procedures. Therefore, we do not express an opinion on them.

Decatur, Georgia

             STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                  CONSOLIDATED BALANCE SHEETS (AUDITED)
                         DECEMBER 31, 1999 &1998

                      (A DEVELOPMENT STAGE COMPANY)

                                     ASSETS
                                                                  1999           1998
CURRENT ASSETS:
Cash                                                          $     1,706    $       494
Note receivable-related party (note 8)                             11,478         13,090
                                                              -----------    -----------
                                                                   13,184         13,584
                                                              -----------    -----------
FIXED ASSETS:
Furniture & fixtures, at cost                                      47,062         29,216
Accumulated depreciation                                          (16,894)       (10,715)
                                                              -----------    -----------
                                                                   30,168         18,501
                                                              -----------    -----------

OTHER ASSETS:
Patent registration costs                                          55,547         35,418
Purchased technology rights, net of accumulated
  amortization of $23,610 & $12,713 for 1999 and
 1998, respectively                                                85,359         96,256
Other                                                              17,720         11,542
                                                              -----------    -----------
                                                                  158,626        143,216

TOTAL ASSETS                                                  $   201,978    $   175,301
                                                              -----------    -----------
                                   LIABILITIES

CURRENT LIABILITIES:
Accounts payable and accrued expenses                         $   283,498    $    68,905
Short-term borrowing (note 3)                                      50,000         30,000
Short-term borrowings, related parties (note 8)                   132,000              0
                                                              -----------    -----------
                                                                  465,498         98,905
                                                              -----------    -----------
LONG-TERM LIABILITIES
Deferred revenue (note 4)                                         250,000        250,000
                                                              -----------    -----------
                                                                  715,498        348,905
                                                              -----------    -----------
COMMITMENTS (note 5)

SHAREHOLDERS' EQUITY:
Common stock, 25,000,000 share authorized at .001 par,
  15,443,909 issued and outstanding (note 7)                       15,444         10,005
Common stock reserved to complete recapitalization (note 2)           111            124
Paid in capital in excess of par, net of offering costs         5,284,603      3,958,690
Accumulated deficit                                            (5,813,678)    (4,142,423)
                                                              -----------    -----------
                                                                 (513,520)      (173,604)
                                                              -----------    -----------
TOTAL LIABILITIES & EQUITY                                    $   201,978    $   175,301
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE PERIOD FROM INCEPTION (SEPTEMBER 5,1994) TO DECEMBER 31,1999
                                   (UNAUDITED)
              AND THE YEARS ENDED DECEMBER 31,1999 & 1998 (AUDITED)

                          (A DEVELOPMENT STAGE COMPANY)

                                          09/5/94
                                            TO
                                         12/31/99
                                       (UNAUDITED)          1999           1998
REVENUES:                             $     50,000    $     50,000    $          0
                                      ------------    ------------    ------------
EXPENSES:
General & administrative                 5,150,699       1,309,874         943,258
Research & testing                         657,601         379,491          50,648
Interest                                    13,945          13,945               0
Depreciation, and amortization              41,433          17,945          16,066
                                      ------------    ------------    ------------
                                         5,863,678       1,721,255       1,009,972
                                      ------------    ------------    ------------
Net loss                                (5,813,678)     (1,671,255)     (1,009,972)

Weighted average number of
 shares outstanding                      8,031,458      13,391,109       9,407,694
                                      ------------    ------------    ------------
Earnings per share, basic & diluted   $      (0.72)   $      (0.12)   $      (0.11)
                                      ============    ============    ============

   The accompanying notes are an integral part of these financial statements

                 STEROIDOGENESIS INHIBITORS INTERNATIONS, INC.
                         (A DEVELOPMENT STATE COMPANY)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS EOUITY (DEFICIT)
       FROM INCEPTION (SEPTEMBER 5, 1994 TO DECEMBER 31, 1999 (UNAUDITED)
           AND FOR THE YEARS ENDED DECEMBER 31,1999 & 1998 (AUDITED)

                                                                                       Shares
                                                         Number        Par Value      Reserved
                                                          of            Common          for         Paid in
                                                        Shares           Stock       Conversion      Capital
                                                      -----------     -----------      -------     -----------
Inception at September 5, 1994                                  0     $                $           $
Shares issued for cash, net of offering costs           6,085,386             609                      635,481
Warrants issued for cash
Shares issued as compensation for services                714,500              71                    1,428,929

Loss, from inception through 12/31/96
                                                      -----------     -----------      -------     -----------
December 31, 1996                                       6,799,886             680            0       2,064,410

Issuance of stock, prior to acquisition                   206,350              21                      371,134

Recapitalization (note 2)
Acquisition of subsidiary for stock (note 2)            1,503,000             150                       46,545
Shares of parent redeemed, par value $.0001             8,509,236            (851)                         851
Shares of public subsidiary issued, par value $.        7,689,690           7,690          820           8,510

Loss, development stage, 1997
                                                      -----------     -----------      -------     -----------
December 31, 1997                                       7,689,690           7,690          820       2,474,430

Add'l. conversion of parent                               696,022             696         (696)
Shares issued for cash to public, net of offering         693,500             694                      605,185
Shares issued in cancallation of debt                     525,000             525                      524,475
Shares issued as compensation (note 7)                    400,000             400                      349,600

Loss, devalopment stage, 1996
                                                      -----------     -----------      -------     -----------
December 31, 1996                                      10,004,212          10,005          124       3,953,690

Conversion of parent's shares                              13,000              13          (13)
Shares issued in cancellation of debt                      30,000              30                       29,970
Shares issued to public, net of offering costs             45,000              45                       41,367
Shares issued as compensation (note 7)                  3,569,250            3569                      462,113
Shares issued pursuant to convertible debentures:
Detachable warrants issued (note 7)
Detachable warrants exercised (note 7)                    100,000             100                      148,900
Debentures converted to stock (note 7)                  1,682,447           1,682                      640,438

Loss, development stage, 1999
                                                      -----------     -----------      -------     -----------
December 31, 1999                                      15,443,909     $    15,444      $   111     $ 5,276,478
                                                      ===========     ===========      =======     ===========

                                                                       Total                                Total
                                                                      Paid in            Retained        Shareholders'
                                                       Warrants       Capital            Earnings          Equity
                                                      ---------     -----------      --------------      -----------
Inception at September 5, 1994                        $             $                $                   $         0
Shares issued for cash, net of offering costs                           635,481             635,481          636,090
Warrants issued for cash                                  5,000           5,000                                5,000
Shares issued as compensation for services                            1,428,929                            1,429,000

Loss, from inception through 12/31/96                                                    (2,152,843)      (2,152,843)
                                                      ---------     -----------      --------------      -----------
December 31, 1996                                         5,000       2,069,410          (2,152,843)         (82,753)

Issuance of stock, prior to acquisition                                 371,134                              371,155

Recapitalization (note 2)
Acquisition of subsidiary for stock (note 2)                             46,545                               46,695
Shares of parent redeemed, par value $.0001                                 851                                    0
Shares of public subsidiary issued, par value $.                          8,510                                    0

Loss, development stage, 1997                                                              (979,635)        (979,635)
                                                      ---------     -----------      --------------      -----------
December 31, 1997                                         5,000       2,479,430          (3,132,478)        (644,538)

Add'l. conversion of parent                                                   0                                    0
Shares issued for cash to public, net of offering                       605,185                              605,879
Shares issued in cancallation of debt                                   524,475                              525,000
Shares issued as compensation (note 7)                                  349,600                              350,000

Loss, devalopment stage, 1996                                                            (1,009,945)      (1,009,945)
                                                      ---------     -----------      --------------      -----------
December 31, 1996                                         5,000       3,958,690          (4,142,423)         173,604

Conversion of parent's shares                                                                                      0
Shares issued in cancellation of debt                                    29,970                               30,000
Shares issued to public, net of offering costs                           41,367                               41,412
Shares issued as compensation (note 7)                                  462,113                              465,682
Shares issued pursuant to convertible debentures:
Detachable warrants issued (note 7)                     152,125         152,125                              152,125
Detachable warrants exercised (note 7)                  149,000            (100)                                   0
Debentures converted to stock (note 7)                                  640,438                              642,120

Loss, development stage, 1999                                                            (1,671,255)      (1,671,255)
                                                      ---------     -----------      --------------      -----------
December 31, 1999                                     $   8,125     $ 5,284,603      $   (5,813,678)     $  (513,520)
                                                      =========     ===========      ==============      ===========

    The accompanying notes are an integral part of these financial statements

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE PERIOD FROM INCEPTION (SEPTEMBER 5,1994) TO DECEMBER 31, 1999
                                   (UNAUDITED)
             AND THE YEARS ENDED DECEMBER 31, 1999 & 1998 (AUDITED)

                          (A DEVELOPMENT STAGE COMPANY)

                                                            09/5/94
                                                              TO
                                                           12/31/99
NET CASH USED BY OPERATING ACTIVITIES:                    (UNAUDITED)         1999            1998
Net loss                                                 $(5,813,678)     $(1,671,255)   $(1,009,945)

Adjustments to reconcile net loss to net cash used in operating activities:

         Depreciation and amortization                        41,433           17,945         16,066
         Expenses paid through issuance of stock           2,305,127          479,627        350,000

(Increase) decrease in assets:
         Notes receivable-related party                      (11,478)           1,412        (13,090)
         Other assets                                        (17,720)          (6,313)       (11,407)
Increase (decrease) in liabilities:
         Accounts payable                                    283,498          214,793        (31,526)
         Deferred revenue                                    250,000
                                                         -----------      -----------    -----------
                                                          (2,962,818)        (963,791)      (699,902)
                                                         -----------      -----------    -----------

NET CASH USED BY INVESTING ACTIVITIES:
Purchased technology rights                                 (108,969)
Purchase of furniture and equipment                          (47,796)         (18,580)       (15,706)
Patent registration costs                                    (55,547)         (20,129)        (8,492)
                                                         -----------      -----------    -----------
                                                            (212,312)         (38,709)       (24,198)
                                                         -----------      -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from warrants                                       152,125          152,125
Proceeds from debentures, net of discounts                   628,175          628,175
Proceeds from stock offering, net of costs                 1,659,536           41,412        605,879
Shod-term loan proceeds                                      737,000          182,000         30,000
                                                         -----------      -----------    -----------
                                                           3,176,836        1,003,712        635,879
                                                         -----------      -----------    -----------
CHANGE IN CASH                                                 1,706            1,212        (88,221)
CASH AT BEGINNING OF PERIOD                                        0              494         88,715
                                                         -----------      -----------    -----------
CASH AT END OF PERIOD                                    $     1,706      $     1,706    $       494
                                                         ===========      ===========    ===========

NON-CASH FINANCING & INVESTING ACTIVITIES:

Purchase of net, non-cash assets of subsidiary
 for stock                                               $       195      $              $
Short-term debt retired through issuance
 of stock                                                $   555,000      $    30,000        525,000
Debentures converted through stock issuance              $   667,875      $   667,875
Income taxes & interest paid with cash                             0                0              0

    The accompan~ng notes are an integral part of these financial statements

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                          Notes to financial statements

1. Summary of Accounting Policies:

a.  The Company:

Steroidogenesis Inhibitors International, Inc. (the Company), was incorporated as Steroidogenesis Inhibitors, Inc., in Nevada in September, 1994. The Company was organized to engage in securing the patent for and the licensing of a drug called ANTICORT, a trademarked, proprietary drug. The product was developed by Cortisol Medical Research, Inc., the majority shareholder, from whom the Company purchased the rights. The product was developed for the treatment of diseases related to deficiencies in the immune system.

In October, 1997, the Company acquired WEBX Media, Inc. (the Subsidiary), a non-operating public shell through an exchange of stock. Subsequent to the acquisition, the Company changed its name to Steroidogenesis Inhibitors International, Inc.

The accompanying financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a loss since inception of $5,813,678. As such, the financial statements reflect recurring losses, working capital deficiencies, negative cash flows from operating activities, and adverse key financial ratios.The Company is dependent upon outside capital to continue in existence and to achieve profitable operations.

Management's plans for dealing with the adverse effects of the conditions cited above is to raise working capital through equity financing arrangements. Subsequent to December 31, 1999, the Company entered into a committment with an investor through which up to $2,000,000 will be advanced, collateralized by restricted registered stock. Under the agreement, the advances are converted periodically through the issuance of stock at a discounted market price. Through such, the Company had received advances of $425,000 through March 6, 2000. Furthermore, Management notes that many expenditures can be deferred until funds are available to continue development. While such a strategy would not be preferred due to a competitive market, Management is willing to pursue it if necessary.

b. Basis of Consolidation:

The accompanying financial statements include the accounts of the Company and its subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

The acquisition of the Subsidiary occurred October 21, 1997. In accordance with generally accepted accounting principles, the results of the Subsidiary's operations through the acquisition date are not included in the consolidated operating statements.

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                          Notes to financial statements

c.  Plant, Property, and Equipment:

Fixed assets purchased are recorded at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets. Depreciation expense was approximately $7,045 and $5,100 for the years ended December 31, 1999 and 1998, respectively.

d. Intangibles:

1) Legal fees associated with registering Anticort, and derivative patents are recorded at cost. Amortization, once the patent is approved, will be calculated using the straight-line method, over the estimated useful lives of the patents.

2) Purchased technology rights are recorded at cost and are being amortized using the straight line method over the estimated useful life of the technology. Amortization of purchased technology was approximately $10,900 for the years ended December 31, 1999 and 1998, respectively.

e. Earnings per share

The Company calculates earnings per share in accordance with SFAS 128. At December 31, 1998, there were no dilutive warrants or options outstanding. At December 31, 1999, there were 50,000 detachable warrants with a cashless exercise feature in which the number of shares to be issued depended upon the trading price of the stock on the date of exercise. These options were converted subsequent to the balance sheet for approximately 38,800 shares. Because the Company has had development stage losses, the effect of including these securites in the calculation of earnings per share would be to reduce the loss per share rendering the cashless exercise feature as non-dilutive.

f. Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

              STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                          Notes to financial statements

2. Reverse Acquisition of Subsidiary:

On October 21, 1997, the Company acquired 100% of the outstanding stock of WEBX Media, Inc., through a reorganization agreement. Under the agreement, the principal shareholders of the Company exchanged their stock on a share for share basis for the stock of the Subsidiary. At the time of the acquisition, the Subsidiary was non-operating public shell with no significant assets. The Company then converted such shares into shares of the Subsidiary for the purpose of becoming a public company.

The Company exchanged 1,503,000 shares pursuant to the acquisition. Of these shares, 1,000,000 were issued for services pertaining to the acquisition. See note 8, Related Party Transactions, and note 7 a.& b., Stock Transactions. The balance of the shares were issued to the shareholders of the Subsidiary.

The Company has accounted for this transaction as a capital transaction; a retirement of the Company shares and issuance of Subsidiary shares. Because the Subsidiary shares have stated par value of $.001 compared to Company shares at $.0001, the exchange resulted in a reclassification from 'additional paid in capital' to 'par value', as reflected in the Statements of Stockholders' Equity (Deficit).

At the acquisition date, approximately 88% (6,186,000 of 7,006,236 shares) of the Company stock held prior to the acquisition was converted. The Company reserved additional Subsidiary shares to convert the balance of the remaining Company shareholders as they were located. During 1998 and 1999, an additional 10% of the shareholders of record at the acquisition date had converted their shares.

3. Short-term borrowing:

At December 31, 1999, the Company had an amount due to an entity for $50,000 which accrues interest at 8% per year. The entity has agreed to retire the amount in exchange for stock.

Also, at December 31, 1999, the Company had amounts due from two entities totalling $132,000. These loans are unsecured, due on demand, and do not accrue interest. One of the loans is from an entity in which an officer of the Company has a majority interest. The other loan is from an entity owned by a family member of the officer. These entities have agreed to retire these amounts through the issuance of stock. The Company had a short-term borrowing without interest at December 31, 1998, for $30,000. The liability was satisfied by issuing 30,000 shares of common stock subsequent to the balance sheet date.

              STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                          Notes to financial statements

4. Deferred revenue:

The Subsidiary received $250,000 from Steroidogenesis Inhibitors Canada, Inc., (SI-Canada) for a licensing agreement prior to the acquisition date. The licensing agreement has a duration of ten years beginning with the date the drug is approved for use in Canada. Pursuant to the agreement, the Company has agreed to provide assistance in securing such approval. The revenue will be recognized as expenses are incurred in providing such assistance. Pursuant to an amendment to the licensing agreement, during 1999, the Company received $50,000 when SI-Canada became a public company. The Company is currently involved in litigation with this entity. See Note 10.

5. Commitments and Contingencies:

The Company has contracted with the Aids Research Alliance to perform clinical testing required pursuant to the Company's efforts to secure FDA approval for Anticort. Approximately $227,000 of the $650,000 contract was paid during March 1999. Accrued at December 31, 1999, and paid in early January was $64,825.

The Company made office space rental payments of approximately $16,000 during 1998, pursuant to an agreement expiring during 1999. During 1999, the Company entered into a three-year lease for office space calling for payments of $22,270, $32,080, $33,032, and $11,116, for 1999 through 2002, respectively.
Rent paid during 1999 was $22,942.

6. Income taxes:

Both the Company and its Subsidiary have incurred substantial tax losses since inception. Realization of the tax benefits of such are dependent upon future taxable income within the period of time permitted by the tax code (20 years from the year of loss). Because future earnings are uncertain, the future benefits of carryforward losses have not been accrued.

              STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                          Notes to financial statements

7. Stock transactions:

a. Stock warrants and options:

The Company had outstanding stock options at December 31, 1998 & 1999.

A summary of the status of the Company's outstanding warrants and options at December 31, 1999 and 1998, and changes during the years ended on those dates is presented below:

                                    Weighted

                                                        Weighted    Average
                                                        Average   Contractual
                                           Shares        Price        Life
                                         ----------      -----     --------
Outstanding & exercisable at 12/31/97       100,000      $3.50     06/30/00

Granted during the year ended 12/31/98    1,218,500       5.00     12/31/99
                                         ----------      -----     --------

Outstanding & exercisable at 12/31/98     1,318,500       4.88     01/15/00

Granted during the year ended 12/31/99      150,000        .32     03/15/04

Exercised during 12/31/99                  (100,000)       .01     02/14/04

Expired at 12/31/99                      (1,218,500)      5.00     12/31/99
                                          ---------      -----
Outstanding & exercisable at 12/31/99       150,000       2.65     09/30/01
                                          =========

The 1,218,500 options granted during the year ending December 31, 1998, were pursuant to a 506 offering. This included the 525,000 shares of stock issued in satisfaction of the short-term debt at December 31, 1997.

During the year ended December 31, 1999, 150,000 detachable warrants were issued with convertible debentures. The warrants were valued at the difference between the exercise price at the trading price of the stock on the date the warrants were issued. Of the warrants issued, 100,000 were exercised during 1999. The remaining warrants had a cashless exercise feature which adjusted the amount of shares to be issued for the trading price of the stock on the date exercised. In full satisfaction of those outstanding detachable warrants, 38,807 shares were issued in February, 2000.

              STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                          Notes to financial statements

b. Stock as compensation:

The Company issues stock as compensation for services and supplies, valuing such issues premised upon the fair market value of the stock or the services, whichever is more clearly determinable.

During 1998, the Company issued 400,000 shares for services rendered by non-employees.

During 1999, the Company issued 3,569,250 shares of stock as compensation, valuing such issuances at $465,682.

An additional 100,000 shares were issued in January for services incurred and accured during 1999.

c. Stock option plan

The Company has a stock option plan under which 2,500,000 shares are reserved. At December 31, 1999, no options have been granted pursuant to the plan.

8. Related party transactions:

The Subsidiary purchased the technology rights (Note 1.d.2) from an entity controlled by the president of the Company for $108,968. SI-Canada, subsequent to securing the licensing agreement with the Company (Note 4), issued 300,000 share to the president of the Company. Also, during 1999 & 1998, consulting fees of $24,000 were paid to an entity owned by a family member of a director. At December 31, 1999, a director of the Company has been advanced $11,478. It is scheduled to be repaid during the year ending December 31, 2000.

Directors of the Company received stock as compensation for consulting services during 1999 and 1998 which was valued at $161,150 and $300,000, respectively.

9. Risks and uncertainties:

Marketability of the product is dependent, among other things, upon securing additional capital to successfully complete the clinical testing of the product, securing FDA approval, and procurement of viable patents.

              STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                          Notes to financial statements

10. Litigation

SII-Canada, to whom certain licensing rights were sold as described in Note 4, is suing STGI claiming default under a provision of the licensing agreement pertaining to licensing rights outside of Canada. SII-Canada contends they are entitled to worldwide rights of the technology, or in the alternative, damages of $100 million. A default judgement exists in Canada but the Company's attorney is certain that the Company will be successful in setting aside that claim due to questionable service of the initial notice.

The Company will vigorously defend against the suit and is confident regarding the outcome. The Company is countersuing seeing termination of the agreement and damages of $15 million.

                                    PART III

Item 1. Index to Exhibits

Exhibit No. Description                                                Page No.

2.1   Agreement and Plan of Reorganization

3.1   Articles of Incorporation, as amended

3.2   By-Laws

4.1   Form of common stock certificate

4.2   Form of common stock purchase warrant*

4.3   Warrant Agency Agreement*

4.4   The Webx Media, Inc., 1997 Stock Option Plan

10.1 License Agreement between Cortisol Medical Research, Inc., and Steroidogenesis Inhibitors, Inc., dated September 6, 1994

10.2 Exclusive Licensing Agreement between Steroidogenesis Inhibitors, Inc., and Steroidogenesis Inhibitors Canada, dated February 10, 1996

10.3 Consulting Agreement between Performance Strategies, Inc., and the Company dated July 15, 1998

10.4 Form of Consulting Agreement between The Augustine Equity Fund and the Company dated December 17, 1999

10.5 Agreement between AIDS Research Alliance Agreement and the Company dated March 5, 1999

10.6 Form of Consulting Agreement between Lexxus Capital and the Company dated May 14, 1999

10.7 Assignment between Alfred T. Sapse, M.D., and Steroidogenesis Inhibitors International dated July 15, 1999

10.8 Assignment between Steroidogenesis Inhibitors, Inc., and the Company dated July 15, 1999

99 Agreement of Funding between Oriental New Investments, Ltd. and the Company dated February 10, 2000

----------
*     To be filed by amendment

Item 2. Description of Exhibits

      None.

                                   SIGNATURES

      In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STEROIDOGENESIS INHIBITORS INTERNATIONAL


Dated: July 17, 1999                    By: /s/ Alfred T. Sapse
       ----------------------------        -------------------------------------
                                           Alfred T. Sapse, President and
                                           Director

                                INDEX TO EXHIBITS

Exhibit No.         Description
-----------         -----------

2.1   Agreement and Plan of Reorganization

3.1   Articles of Incorporation, as amended

3.2   By-Laws

4.1   Form of common stock certificate

4.2   Form of common stock purchase warrant*

4.3   Warrant Agency Agreement*

4.4   The Webx Media, Inc., 1997 Stock Option Plan

10.1 License Agreement between Cortisol Medical Research, Inc., and Steroidogenesis Inhibitors, Inc., dated September 6, 1994

10.2 Exclusive Licensing Agreement between Steroidogenesis Inhibitors, Inc., and Steroidogenesis Inhibitors Canada, dated February 10, 1996

10.3 Consulting Agreement between Performance Strategies, Inc., and the Company dated July 15, 1998

10.4 Form of Consulting Agreement between The Augustine Equity Fund and the Company dated December 17, 1999

10.5 Agreement between AIDS Research Alliance Agreement and the Company dated March 5, 1999

10.6 Form of Consulting Agreement between Lexxus Capital and the Company dated May 14, 1999

10.7 Assignment between Alfred T. Sapse, M.D., and Steroidogenesis Inhibitors International dated July 15, 1999

10.8 Assignment between Steroidogenesis Inhibitors, Inc., and the Company dated July 15, 1999

99 Agreement of Funding between Oriental New Investments, Ltd. and the Company dated February 10, 2000

----------
*     To be filed by amendment

                      AGREEMENT AND PLAN OF REORGANIZATION

            This Agreement and Plan of Reorganization ("the Agreement"), dated as of the 21st day of October, 1997, by and between Webx Media, Inc., a Nevada corporation ("Webx") and Steroidogenesis Inhibitors, Inc., a Nevada corporation ("SII") and the selling shareholders of SII executing this agreement with reference to the following:

                  A. Webx is a Nevada corporation organized on March 26, 1996.
            Webx is listed on the NASD OTC Bulletin Board under the symbol "WEBX". Webx has authorized capital stock of 25,000,000 shares, $.001 par value, of which 5,000,000 shares are issued and outstanding and 303,000 shares may be traded publicly.

                  B. SII is a Nevada corporation, organized on September 2,
            1994. SII has authorized capital stock of 10,000,000 shares, $.01 par value, of which 7,018,236 shares are issued and outstanding.

                  C. The respective Boards of Directors of Webx and SII have deemed it advisable and in the best interests of Webx and SII that SII be acquired by Webx, pursuant to the terms and conditions set forth in this Agreement.

                  D. Webx and II propose to enter into this Agreement which
            provides among other things that up to 100% but no less than 86.74% of the outstanding shares of SII be acquired by Webx, in exchange for shares of Webx and such additional items as more fully described in this Agreement.

                  E. The parties desire the transaction to qualify as a tax-free reorganization under Section 368 (a)(1)(B) of the Internal Revenue Code of 1986, as amended.

            NOW, THEREFORE, the parties hereto agree as follows:

                                    ARTICLE I
                                 THE ACQUISITION

            1.01 At the Closing, up to 100% (7,018,236 shares) but no less than 86.74% (6,087,700) of the issued and outstanding common shares of SII shall be acquired by Webx in a share for share exchange for shares of Webx. The shares of Webx to be issued in this transaction shall be issued as set forth in Exhibit A to this Agreement.

            1.02 SII has issued shares of its common stock pursuant to a private place to shareholders in various states. Webx will attempt to acquire these shares on the same terms provided an exemption from registration is available in the states where the stockholders reside.

            1.03 At the Closing, the SII shareholders will deliver certificates for the issued and outstanding shares of SII, duly endorsed so as to make Webx the sole holder thereof, free and clear of all claims and encumbrances and Webx shall deliver a transmittal letter directed to the transfer agent of Webx directing the issuance of shares to the shareholders of SII as set forth on Exhibit A of this Agreement.

            1.04 Following the reorganization and pursuant to the conditions set forth in paragraph 5.01 (e) and (f) there will be a total of no less than 7,790,700 and no more than 8,721,236 common shares, $.001 par value, issued and outstanding in Webx.

            1.05 Following the reorganization, SII will be a majority owned subsidiary of Webx.

                                    ARTICLE 2
                                   THE CLOSING

            2.01 The consummation of the transactions contemplated by this Agreement (the "Closing") shall take place at the offices of SII on or before November 30, 1997, (the "Closing Date") at 11:00 a.m. or at such other place or date and time as may be agreed to in writing by the parties hereto.

                ARTICLE 3 REPRESENTATIONS AND WARRANTIES OF Webx

            Webx, and the Officers and Directors of Webx personally, hereby represents and warrants to SII as follows:

            3.01 Webx shall deliver to SII on or before Closing, each of the following:

                  (a) Financial Statements. Audited financial statements of Webx including, but not limited to, balance sheets and profit and loss statements for the period ending December 31, 1996 prepared in accordance with generally accepted accounting principles and unaudited financial statements of Webx for the period ending September 30, 1997 prepared by management and which fairly present the financial condition of Webx at the dates thereof. (Schedule A)

                  (b) Property. An accurate list and description of all
            property, real or personal, owned by Webx of a value equal to or greater than $1,000.00. (Schedule B.)

                  (c) Liens and Liabilities. A complete and accurate list of all material liens, encumbrances, easements, security interests or similar interests in or on any of the assets listed on Schedule A. (Schedule C.) A complete and accurate list of all debts, liabilities and obligations of Webx incurred or owing as of the date of this Agreement. (Schedule C.1.)

                  (d) Leases and Contracts. A complete and accurate list
            describing all material terms of each lease (whether of real or personal property) and each contract, promissory note, mortgage, license, franchise, or other written agreement to which Webx is a party which involves or can reasonably be expected to involve aggregate future payments or receipts by Webx (whether by the terms of such lease, contract, promissory note, license, franchise or other written agreement or as a result of a guarantee of the payment of or indemnity against the failure to pay same) of $1,000.00 or more annually during the twelve-month period ended December 31, 1996, or any consecutive twelve-month period thereafter, except any of said instruments which terminate or are cancelable without penalty during such twelve-month period. (Schedule D.)

                  (e) Loan Agreements. Complete and accurate copies of a loan agreements and other documents with respect to obligations of Webx for the repayment of borrowed money. (Schedule E.)

                  (f) Consents Required. A complete list of all agreements
            wherein consent to the transaction herein contemplated is required to avoid a default thereunder; or where notice of such transaction is required at or subsequent to closing, or where consent to an acquisition, consolidation, or sale of all or substantially all of the assets is required to avoid a default thereunder. (Schedule F.)

                  (g) Articles and Bylaws. Complete and accurate copies of the
            Certificate and Articles of Incorporation and Bylaws of Webx together with all amendments thereto to the date hereof. (Schedule G.)

                  (h) Shareholders. A complete list of all persons or entities holding capital stock of Webx or any rights to subscribe for, acquire, or receive shares of the capital stock of Webx (whether warrants, calls, options, or conversion rights), including copies of all stock option plans whether qualified or nonqualified, and other similar agreements. (Schedule H.)

                  (i) Officers and Directors. A complete and current list of all
            Officers and Directors of Webx. (Schedule I.)

                  j) Salary Schedule. A complete and accurate list (in all
            material respects) of the names and the current salary rate for each present employee of Webx who received $1,000.00 or more in aggregate compensation from Webx whether in salary bonus or otherwise, during the year 1996, or who is presently scheduled to receive from Webx a salary in excess of $1,000.00 during, the year ending December 31, 1997, including in each case the amount of compensation received or scheduled to be received, and a schedule of the hourly rates of all other employees listed according to departments. (Schedule J.)

                  (k) Litigation. A complete and accurate list (in all material respects) of all material civil, criminal, administrative, arbitration or other such proceedings or investigations (including without limitations unfair labor practice matters, labor organization activities, environmental matters and civil rights violations) pending or, to the knowledge of Webx threatened, which may materially and adversely affect Webx. (Schedule K.)

                  (1) Tax Returns. Accurate copies of all Federal and State tax returns for Webx for the last fiscal year. (Schedule L.)

                  (m) Agency Reports. Copies of all material reports or filings
            (and a list of the categories of reports or filings made on a regular basis) made by Webx under ERISA, EEOC, FDA and all other governmental agencies (federal, state or local) during, the last fiscal year. (Schedule M.)

                  (n) Banks. A true and complete list (in all material
            respects), as of the date of this Agreement, showing (1) the name of each bank in which Webx has an account or safe deposit box, and (2) the names and addresses of all signatories. (Schedule N.)

                  (o) Jurisdictions Where Qualified. A list of all jurisdictions wherein Webx is qualified to do business and is in good standing. (Schedule O.)

                  (p) Subsidiaries. A complete list of all subsidiaries of Webx.
            (Schedule P.) The term "Subsidiary" or "Subsidiaries" shall include corporations, unincorporated associations, partnerships, joint ventures, or similar entities in which Webx has an interest, direct or indirect.

                  (q) Union Matters. An accurate list and description (in all material respects) of all union contracts and collective bargaining agreements of Webx, if any. (Schedule Q.)

                  (r) Employee and Consultant Contracts. A complete and accurate list of all employee and consultant contracts which Webx may have, other than those listed in the schedule on Union Matters. (Schedule R.)

                  (s) Employee Benefit Plans. Complete and accurate copies of all salary, stock options, bonus, incentive compensation, deferred compensation, profit sharing, retirement, pension, group insurance, disability, death benefit or other benefit plans, trust agreements or arrangements of Webx in effect on the date hereof or to become effective after the date thereof, together with copies of any determination letters issued by the Internal Revenue Service with respect thereto. (Schedule S.)

                  (t) Insurance Policies. A complete and accurate list (in all material respects) and a description of all material insurance policies naming Webx as an insured or beneficiary or as a loss payable payee or for which Webx has paid all or part of the premium in force on the date hereof specifying any notice or other information possessed by Webx regarding possible claims thereunder, cancellation thereof or premium increases thereon, including any policies now in effect naming Webx as beneficiary covering the business activities of Webx. (Schedule T.)

                  (u) Customers. A complete and accurate list (in all material respects) of the customers of Webx, including presently effective contracts of Webx to be assigned to Webx, accounting for the principle revenues of Webx, indicating the dollar amounts of gross income of each such customer for the period ended September 30, 1997. (Schedule U.)

                  (v) Licenses and Permits. A complete list of all licenses, permits and other authorizations of Webx. (Schedule V.)

            3.02 Organization, Standing and Power. Webx is a corporation duly organized, validly existing and in good standing under the laws of the State of Nevada with all requisite corporate power to own or lease its properties and carry on its businesses as are now being conducted.

            3.03 Qualification. Webx is duly qualified and is licensed as a foreign corporation authorized to do business in each jurisdiction wherein it conducts its business operations. Such jurisdictions, which are the only jurisdictions in which Webx is duly qualified and licensed as a foreign corporation, are shown in Schedule O.

            3.04 Capitaization of Webx. The authorized capital stock of Webx consists of 25,000,000 shares of Common Stock, $.001 par value, of which the only shares issued and outstanding are 5,000,000 issued to shareholders listed on Schedule H, which shares were duly authorized, validly issued and fully paid and nonassessable. There are no preemptive rights with respect to the Webx stock.

            3.05 Authority. The execution and delivery of this Agreement and consummation of the transactions contemplated herein have been duly authorized by all necessary corporate actions, including but not limited to duly and validly authorized action and approval by the Board of Directors, on the part of Webx. This Agreement constitutes the valid and binding obligation of Webx enforceable against it in accordance with its terms, subject to the principles of equity applicable to the availability of the remedy of specific performance. This Agreement has been duly executed by Webx and the execution and delivery of this Agreement and the consummation of the transactions contemplated by this Agreement shall not result in any breach of any terms or provisions of Webx's Certificate and Articles of Incorporation or Bylaws or of any other agreement, court order or instrument to which Webx is a party or bound by.

            3.06 Absence of Undisclosed Liabilities. Webx has no material liabilities of any nature, whether fixed, absolute, contingent or accrued, which were not reflected on the financial statements set forth in Schedule A or otherwise disclosed in this Agreement or any of the Schedules or Exhibits attached hereto.

            3.07 Absence of Changes. Since September 30, 1997, there has not been any material adverse change in the condition (financial or otherwise), assets, liabilities, earnings or business of Webx, except for changes resulting from completion of those transactions described in Section 5.0 1.

            3.08 Tax Matters. All taxes and other assessments and levies which Webx is required by law to withhold or to collect have been duly withheld and collected, and have been paid over to the proper government authorities or are held by Webx in separate bank accounts for such payment or are represented by depository receipts, and all such withholdings and collections and all other payments due in connection therewith (including, without limitation, employment taxes, both the employee's and employer's share) have been paid over to the government or placed in a separate and segregated bank account for such purpose. There are no known deficiencies in income taxes for any periods and further, the representations and warranties as to absence of undisclosed liabilities contained in Section 3.06 includes any and all tax liabilities of whatsoever kind or nature (including, without limitation, all federal, state, local and foreign income, profit, franchise, sales, use and property taxes) due or to become due, incurred in respect of or measured by Webx income or business prior to the Closing Date.

            3.09 Options, Warrants, etc. Except as otherwise described in Schedule H, there are no outstanding options, warrants, calls, commitments or agreements of any character to which Webx or its shareholders are a party or by which Webx or its shareholders are bound, or are a party, calling for the issuance of shares of capital stock of Webx or any securities representing the right to purchase or otherwise receive any such capital stock of Webx.

            3.10 Title to Assets. Except for liens set forth in Schedule C, Webx is the sole unconditional owner of, with good and marketable title to, all assets listed in the schedules as owned by it and all other property and assets are free and clear of all mortgages, liens, pledges, charges or encumbrances of any nature whatsoever.

            3.11 Agreements in Force and Effect. Except as set forth in Schedules D and E, all material contracts, agreements, plans, promissory notes, mortgages, leases, policies, licenses, franchises or similar instruments to which Webx is a party are valid and in full force and effect on the date hereof, and Webx has not breached any material provision of, and is not in default in any material respect under the terms of, any such contract, agreement, plan, promissory note, mortgage, lease, policy, license, franchise or similar instrument which breach or default would have a material adverse effect upon the business, operations or financial condition of Webx.

            3.12 Legal Proceedings, Etc. Except as set forth in Schedule K. there are no civil, criminal, administrative, arbitration or other such proceedings or investigations pending or, to the knowledge of either Webx or the shareholders thereof, threatened, in which, individually or in the aggregate, an adverse determination would materially and adversely affect the assets, properties, business or income of Webx. Webx has substantially complied with, and is not in default in any material respect under, any laws, ordinances, requirements, regulations or orders applicable to its businesses.

            3.13 Governmental Regulation. To the knowledge of Webx and except as set forth in Schedule K, Webx is not in violation of or in default with respect to any applicable law or any applicable rule, regulation, order, writ or decree of any Court or any governmental commission, board, bureau, agency or instrumentality, or delinquent with respect to any report required to be filed with any governmental commission, board, bureau, agency or instrumentality which violation or default could have a material adverse effect upon the business, operations or financial condition of Webx. Webx has made all filings required by the Securities Act of 1933, as amended, and such filings did not contain any material misstatement or omit to state a material fact required to make the statements therein not misleading. All securities issued by Webx were offered and sold pursuant to an effective registration statement or an exemption from registration and applicable state securities laws. Webx has offered and sold to the public, 303,000 shares which shares are publicly tradeable.

            3.14 Brokers and Finders. Webx shall be solely responsible for payment to any broker or finder retained by Webx for any brokerage fees, commissions or finders' fees in connection with the transactions contemplated herein.

            3.15 Accuracy of Information. No representation or warranty by Webx contained in this Agreement and no statement contained in any certificate or other instrument delivered or to be delivered to SII pursuant hereto or in connection with the transactions contemplated hereby (including without limitation all Schedules and exhibits hereto) contains or will contain any untrue statement of material fact or omits or will omit to state any material fact necessary in order to make the statements contained herein or therein not misleading.

            3.16 Subsidiaries. Except as listed in Schedule P, Webx does not have any other subsidiaries or own capital stock representing ten percent (10%) or more of the issued and outstanding stock of any other corporation.

            3.17 Consents. Except as listed in Schedule F, no consent or approval of, or registration, qualification or filing with, any governmental authority or other person is required to be obtained or accomplished by Webx or any shareholder thereof in connection with the consummation of the transactions contemplated hereby.

            3.18 Improper Payments. Neither Webx, nor any person acting on behalf of Webx has made any payment or otherwise transmitted anything of value, directly or indirectly, to (a) any official or any government or agency or political subdivision thereof for the purpose of influencing any decision affecting the business of Webx (b) any customer, supplier or competitor of Webx or employee of such customer, supplier or competitor, for the purpose of obtaining, retaining, or directing business for Webx or (c) any political party or any candidate for elective political office nor has any fund or other asset of Webx been maintained that was not fully and accurately recorded on the books of account of Webx.

            3.19 Copies of Documents. Webx has made available for inspection and copying by SII and its duly authorized representatives, and will continue to do so at all times, true and correct copies of all documents which it has filed with the Securities and Exchange Commission and all other governmental agencies which are material to the terms and conditions contained in this Agreement. Furthermore, all filings by Webx with the Securities and Exchange Commission, and all other governmental agencies, including but not limited to the Internal Revenue Service, have contained information which is true and correct, to the best knowledge of the Board of Directors of Webx, in all material respects and did not contain any untrue statement of a material fact or omit to state any material fact necessary to make the statements made therein not misleading or which could have any material adverse effect upon the financial condition or operations of Webx or adversely effect the objectives of this Agreement with respect to SII including, but not limited to, the issuance and subsequent trading of the shares of common stock of Webx to be received hereby, subject to compliance by the shareholders of SII with applicable law.

                                    ARTICLE 4
                      REPRESENTATIONS AND WARRANTIES OF SII

            SII, and the Officers and Directors of SII personally, hereby represents and warrants to Webx as follows:

            4.01 SII shall deliver to Webx, on or before Closing, the following:

                  (a) Financial Statements. Unaudited financial statements of
            SII as of July 31, 1997, which fairly represent the financial condition of SII at the date thereof (Schedule AA)

                  (b) Property. An accurate list and description of all
            property, real or personal owned by SII of a value equal to or greater than $1,000.00. (Schedule BB.)

                  (c) Liens and Liabilities. A complete and accurate list of all material liens, encumbrances, easements, security interests or similar interests in or on any of the assets listed on Schedule AA. (Schedule CC.) A complete and accurate list of all debts, liabilities and obligations of SII incurred or owing as of the date of this Agreement. (Schedule CC. 1.)

                  (d) Leases and Contracts. A complete and accurate list
            describing all material terms of material leases (whether of real or personal property) and each contract, promissory note, mortgage, license, franchise, or other written agreement to which SII is a party which involves or can reasonably be expected to involve aggregate future payments or receipts by SII (whether by the terms of such lease, contract, promissory note, license, franchise or other written agreement or as a result of a guarantee of the payment of or indemnity against the failure to pay same) of $1,000.00 or more annually during the twelve-month period ended December 31, 1996 or any consecutive twelve-month period thereafter, except any of said instruments which terminate or are cancelable without penalty during such twelve-month period. (Schedule DD.)

                  (e) Loan Agreements. Complete and accurate copies of all loan agreements and other documents with respect to obligations of SII for the repayment of borrowed money. (Schedule EE.)

                  (f) Consents Required. A complete list of all agreements
            wherein consent to the transaction herein contemplated is required to avoid a default thereunder; or where notice of such transaction is required at or subsequent to closing, or where consent to an acquisition, consolidation, or sale of all or substantially all of the assets is required to avoid a default thereunder. (Schedule FF.)

                  (g) Articles and Bylaws. Complete and accurate copies of the
            Articles of Incorporation and Bylaws of SII, together with all amendments thereto to the date hereof (Schedule GG.)

                  (h) Shareholders. A complete list of all persons or entities holding capital stock of SII or any rights to subscribe for, acquire, or receive shares of the capital stock of SII (whether warrants, calls, options, or conversion rights), including copies of all stock option plans whether qualified or nonqualified, and other similar agreements. (Schedule HH.)

                  (i) Officers and Directors. A complete and current list of all
            Officers and Directors of SII. (Schedule II.)

                  j) Salary Schedule. A complete and accurate list (in all
            material respects) of the names and the current salary rate or each present employee who is presently scheduled to receive from SII a salary in excess of $1,000.00 during the year ending December 31, 1997, including in each case the amount of compensation received or scheduled to be received, and a schedule of the hourly rates of all other employees listed according to departments. (Schedule JJ.)

                  (k) Litigation. A complete and accurate fist (in all material respects) of all material civil, criminal, administrative, arbitration or other such proceedings or investigations (including without limitations unfair labor practice matters, labor organization activities, environmental matters and civil rights violations) pending or, to the knowledge of SII threatened, which may materially and adversely affect SII. (Schedule KK.)

                  (1) Tax Returris. Accurate copies of all Federal and State tax returns for SII if any. (Schedule LL.)

                  (m) Agency Reports. Copies of all material reports or filings
            (and a list of the categories of reports or filings made on a regular basis) made by SII under ERISA, EEOC, FDA and all other governmental agencies (federal, state or local). (Schedule MM.)

                  (n) Banks. A true and complete list (in all material
            respects), as of the date of this Agreement, showing (1) the name of each bank in which SII has an account or safe deposit box, and (2) the names and addresses of all signatories. (Schedule NN.)

                  (o) Jurisdictions Where Qualified. A list of all jurisdictions wherein SII is qualified to do business and is in good standing or has applied for qualification. (Schedule OO.)

                  (p) Subsidiaries. A complete list of all subsidiaries of SII
            (Schedule PP.) The term "Subsidiary" or "Subsidiaries" shall include corporations, unincorporated associations, partnerships, joint ventures, or similar entities in which SII has an interest, direct or indirect.

                  (q) UnionMatters. An accurate list and description (in all material respects of union contracts and collective bargaining agreements of SII, if any. (Schedule QQ.)

                  (r) Employee and Consultant Contracts. A complete and accurate list of all employee and consultant contracts which SII may have, other than those listed in the schedule on Union Matters. (Schedule RR.)

                  (s) Employee Benefit Plans. Complete and accurate copies of all salary, stock option, bonus, incentive compensation, deferred compensation, profit sharing, retirement, pension, group insurance, disability, death benefit or other benefit plans, trust agreements or arrangements of SII in effect on the date hereof or to become effective after the date thereof, together with copies of any determination letters issued by the Internal Revenue Service with respect thereto. (Schedule SS.)

                  (t) Insurance Policies. A complete and accurate list (in all material respects) and description of all material insurance policies naming SII as an insured or beneficiary or as a loss payable payee or for which SII has paid all or part of the premium in force on the date hereof, specifying any notice or other information possessed by SII regarding possible claims thereunder, cancellation thereof or premium increases thereon, including any policies now in effect naming SII as beneficiary covering the business activities of SII. (Schedule TT.)

                  (u) Customers. A complete and accurate list (in all material respects) of the customers of SII, including all presently effective contracts of SII to be assigned to SII, accounting for the principle revenues of SII indicating the dollar amounts of gross revenues of each such customer since January 1, 1997. (Schedule UU.)

                  (v) Licenses and Permits. A complete list of all licenses, permits and other authorizations of SII. (Schedule VV.)

            4.02 Organization, Standing and Power. SII is a company duly organized validly existing and in good standing under the laws of the state of Nevada with all requisite corporate power to own or lease its properties and carry on its business as is now being conducted.

            4.03 Qualification. SII is duly qualified and licensed as a foreign corporation authorized to do business in each jurisdiction wherein it conducts business operations. Such jurisdictions, which are the only jurisdictions in which SII is duly qualified and licensed as a foreign corporation, or has applied for qualification, is shown in Schedule OO.

            4.04 Capitalization of SII. The authorized capital stock of SII consists of 10,000,000 shares of common stock, $.01 par value, of which the only shares issued and outstanding are 7,018,236 common shares issued to the shareholders listed on Schedule HH, which shares were duly authorized, validly issued and fully paid and nonassessable. There are no preemptive rights with respect to the SII stock.

            4.05 Authority. The execution and delivery of this Agreement and consummation of the transactions contemplated herein have been duly authorized by all necessary corporate action, including but not limited to duly and validly authorized actions and approval by the Board of Directors, on the part of SII. This Agreement constitutes the valid and binding obligation of SII, enforceable against it in accordance with its terms, subject to the principles of equity applicable to the availability of the remedy of specific performance. This Agreement has been duly executed by SII and the execution and delivery of this Agreement and the consummation of the transactions contemplated by this Agreement shall not result in any breach of any terms or provisions of SII's Articles of Incorporation or Bylaws or of any other agreement, court order or instrument to which SII is a party or bound.

            4.06 Absence of Undisclosed Liabilities. SII has no material liabilities of any nature, whether fixed, absolute, contingent or accrued, which were not reflected on the financial statements set forth in Schedule AA or otherwise disclosed in this Agreement or any of the Schedules or Exhibits attached hereto.

            4.07 Absence of Changes. Since July 31, 1997, there has not been any material adverse change in the condition (financial or otherwise), assets, liabilities, earnings or business of SII except for changes resulting from completion of those transactions described in Section 5.02.

            4.08 Tax Matters. All taxes and other assessments and levies which SII is required by law to withhold or to collect have been duly withheld and collected, and have been paid over to the proper government authorities or are held by SII in separate bank accounts for such payment or are represented by depository receipts, and all such withholdings and collections and all other payments due in connection therewith (including, without limitation, employment taxes, both the employee's and employer's share) have been paid over to the government or placed in a separate and segregated bank account for such purpose. There are no known deficiencies in income taxes for any periods and further, the representations and warranties as to absence of undisclosed liabilities contained in Section 4.06 includes any and all tax liabilities of whatsoever kind or nature (including, without limitation, all federal, state, local and foreign income, profit, franchise, sales, use and property taxes) due or to become due, incurred in respect of or measured by SII income or business prior to the Closing Date.

            4.09 Options, Warrants, etc. Except as otherwise described in Schedule HH, there are no outstanding options, warrants, calls, commitments or agreements of any character to which SII or its shareholders are a party or by which SII or its shareholders are bound, or are a party, calling for the issuance of shares of capital stock of SII or any securities representing the right to purchase or otherwise receive any such capital stock of SII.

            4.10 Title to Assets. Except for liens set forth in Schedule CC, SII is the sole and unconditional owner of, with good and marketable title to, all the assets and patents listed in the schedules as owned by them and all other property and assets are free and clear of all mortgages, liens, pledges, charges or encumbrances of any nature whatsoever.

            4.11 Agreements in Force and Effect. Except as set forth in Schedules DD and EE, all material contracts, agreements, plans, promissory notes, mortgages, leases, policies, licenses, franchises or similar instruments to which SII is a party are valid and in full force and effect on the date hereof, and SII has not breached any material provision of, and is not in default in any material respect under the terms of, any such contract, agreement, plan, promissory note, mortgage, lease, policy, license, franchise or similar instrument which breach or default would have a material adverse effect upon the business, operations or financial condition of SII.

            4.12 Legal Proceedings, Etc. Except as set forth in Schedule KK, there are no civil, criminal, administrative, arbitration or other such proceedings or investigations pending or, to the knowledge of SII, threatened, in which, individually or in the aggregate, an adverse determination would materially and adversely affect the assets, properties, business or income of SII. SII has substantially complied with, and is not in default in any material respect under, any laws, ordinances, requirements, regulations or orders applicable to its businesses.

            4.13 Governmental Regulation. To the knowledge of SII and except as set forth in Schedule KK, SII is not in violation of or in default with respect to any applicable law or any applicable rule, regulation, order, writ or decree of any court or any governmental commission, board, bureau, agency or instrumentality, or delinquent with respect to any report required to be filed with any governmental commission, board, bureau, agency or instrumentality which violation or default could have a material adverse effect upon the business, operations or financial condition of SII.

            4.14 Broker and Finders. SII shall be solely responsible for payment to any broker or finder retained by SII for any brokerage fees, commissions or finders' fees in connection with the transactions contemplated herein.

            4.15 Accuracy of Information. No representation or warranty by SII contained in this Agreement and no statement contained in any certificate or other instrument delivered or to be delivered to Webx pursuant hereto or in connection with the transactions contemplated hereby (including without limitation all Schedules and Exhibits hereto) contains or will contain any untrue statement of a material fact or omits or will omit to state any material fact necessary in order to make the statements contained herein or therein not misleading.

            4.16 Subsidiaries. Except as listed in Schedule PP, SII does not have any other subsidiaries or own capital stock representing ten percent (10%) or more of the issued and outstanding stock of any other corporation.

            4.17 Consents. Except as listed in Schedule FF, no consent or approval of, or registration, qualification or filing with, any other governmental authority or other person is required to be obtained or accomplished by SII or any shareholder thereof, in connection with the consummation of the transactions contemplated hereby.

            4.18 Improper Payments. No person acting on behalf of SII has made any payment or otherwise transmitted anything of value, directly or indirectly, to (a) any official or any government or agency or political subdivision thereof for the purpose of influencing any decision affecting the business of SII, or
(b) any political party or any candidate for elective political office, nor has any fund or other asset of SII been maintained that was not fully and accurately recorded on the books of account of SII.

            4.19 Copies of Documents. SII has made available for inspection and copying by Webx and its duly authorized representatives, and will continue to do so at all times, true and correct copies of all documents which it has filed with any governmental agencies which are material to the terms and conditions contained in this Agreement. Furthermore, all filings by SII with governmental agencies, including but not limited to the Internal Revenue Service, have contained information which is true and correct in all material respects and did not contain any untrue statement of a material fact or omit to state any material fact necessary to make the statements made therein not misleading or which could have any material adverse effect upon the financial condition or operations of SII or adversely affect the objectives of this Agreement.

            4.20 Investment Intent of Shareholders. Each shareholder of SII represents and warrants to Webx that the shares of Webx being acquired pursuant to this Agreement are being acquired for his own account and for investment and not with a view to the public resale or distribution of such shares and further acknowledges that the shares being issued have not been registered under the Securities Act and are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act and must be held indefinitely unless they are subsequently registered under the Securities Act or an exemption from such registration is available.

                                    ARTICLE 5
                      CONDUCT AND TRANSACTIONS PRIOR TO THE
                        EFFECTIVE TIME OF THE ACQUISITION

            5.01 Conduct and Transactions of Webx. During the period from the date hereof to the date of Closing, Webx shall:

                  (a) Conduct its operations in the ordinary course of business, including but not limited to, paying all obligations as they mature, complying with all applicable tax laws, filing all tax returns required to be filed and paying all taxes due;

                  (b) Maintain its records and books of account in a manner that fairly and correctly reflects its income, expenses, assets and liabilities.

                  (c) Elect Tom Kubota, Rudy LaRusso, Alfred T. Sapse, Eugene
            Boyle, Walter Holden, James D. Monllos, and Janet Greeson to the Board of Directors of Webx.

                  (d) Submit Resolutions to the Shareholders to approve a name change from Webx Media, Inc. to Steroidogenesis Inhibitors International.

                  (e) Cancel 4,297,000 shares of common stock of Webx issued and outstanding to Barsten Capital, Inc., upon the closing of the reorganization.

                  (f) Issue 1,000,000 shares of restricted common stock of Webx to Nanko Investments, Inc. ("Nanko") as consideration for consulting services upon the closing of the reorganization.

            Webx shall not during such period, except in the ordinary course of business, or as otherwise contemplated or required by this Agreement, without the prior written consent of SII

                  (a) Sell, dispose of or encumber any of its properties or
            assets;

                  (b) Declare or pay any dividends on shares of its capital
            stock or make any other distribution of assets to the holders thereof,

                  (c) Except as otherwise contemplated and required by this
            Agreement, issue, reissue or sell, or issue options or rights to subscribe to, or enter into any contract or commitment to issue, reissue or sell, any shares of its capital stock or acquire or agree to acquire any shares of its capital stock,

                  (d) Except as otherwise contemplated and required by this
            Agreement, amend its Articles of Incorporation or merge or consolidate with or into any other corporation or sell all or substantially all of its assets or change in any manner the rights of its capital stock or other securities;

                  (e) Except as contemplated or required by this Agreement, pay or incur any obligation or liability, direct or contingent, of more than $1,000,

                  (f) Incur any indebtedness for borrowed money, assume,
            guarantee, endorse or otherwise become responsible for obligations of any other party, or make loans or advances to any other party;

                  (g) Make any material change in its insurance coverage,

                  (h) Increase in any manner the compensation, direct or
            indirect, of any of its officers or executive employees; except in accordance with existing employment contracts;

                  (i) Enter into any agreement or make any commitment to any labor union or organization;

                  (j) Make any capital expenditures.

                  (k) Allow any of the foregoing actions to be taken by any
            subsidiary of Webx.

            5.02 Conduct and Transactions of SII During the period from the date hereof to the date of Closing, SII shall:

                  (a) Obtain an investment letter from each shareholder of SII in a form substantially like that attached hereto as Exhibit B.

                  (b) Conduct the operations of SII in the ordinary course of business.

            SII shall not during such period except, as otherwise contemplated or required by this Agreement, in the ordinary course of business, without the prior written consent of Webx:

                  (a) Sell, dispose of or encumber any of the properties or
            assets of SII;

                  (b) Declare or pay any dividends on shares of its capital
            stock or make any other distribution of assets to the holders thereof;

                  (c) Issue, reissue or sell, or issue options or rights to
            subscribe to, or enter into any contract or commitment to issue, reissue or sell, any shares of its capital stock or acquire or agree to acquire any shares of its capital stock;

                  (d) Amend its Articles of Incorporation or merge or
            consolidate with or into any other corporation or sell all or substantially all of its assets or change in any manner the rights of its capital stock or other securities,

                  (e) Pay or incur any obligation or liability, direct or
            contingent, of more than $1,000;

                  (f) Incur any indebtedness for borrowed money, assume,
            guarantee, endorse or otherwise become responsible for obligations of any other party, or make loans or advances to any other party;

                  (g) Make any material change in its insurance coverage,

                  (h) Increase in any manner the compensation, direct or
            indirect, of any of its officers or executive employees; except in accordance with existing employment contracts;

                  (i) Enter into any agreement or make any commitment to any labor union or organization;

                  (j) Make any material capital expenditures.

                  (k) Allow any of the foregoing actions to be taken by any
            subsidiary of SII.

                                    ARTICLE 6
                              RIGHTS OF INSPECTION

            6.01 During the period from the date of this Agreement to the date of Closing of the acquisition, Webx and SII agree to use their best efforts to give the other party, including its representatives and agents, full access to the premises, books and records of each of the entities, and to furnish the other with such financial and operating data and other information including, but not limited to, copies of all legal documents and instruments referred to on any schedule or exhibit hereto, with respect to the business and properties of Webx or SII, as the case may be, as the other shall from time to time request; provided, however, if there are any such investigations: (1) they shall be conducted in such manner as not to unreasonably interfere with the operation of the business of the other parties and (2) such right of inspection shall not affect in any way whatsoever any of the representations or warranties given by the respective parties hereunder. In the event of termination of this Agreement, Webx and SII will each return to the other all documents, work papers and other materials obtained from the other party in connection with the transactions contemplated hereby, and will take such other steps necessary to protect the confidentiality of such material.

                                    ARTICLE 7
                              CONDITIONS TO CLOSING

            7.01 Conditions to Obligations of SII. The obligation of SII to perform this Agreement is subject to the satisfaction of the following conditions on or before the Closing unless waived in writing by SII.

                  (a) Representations and Warranties. There shall be no
            information disclosed in the schedules delivered by Webx which in the opinion of Sll would materially adversely affect the proposed transaction and intent of the parties as set forth in this Agreement. The representations and warranties of Webx set forth in
            Article 3 hereof shall be true and correct in all material respects as of the date of this Agreement and as of the Closing as though made on and as of the Closing, except as otherwise permitted by this Agreement.

                  (b) Performance of Obligations. Webx shall have in all
            material respects performed all agreements required to be performed by it under this Agreement and shall have performed in all material respects any actions contemplated by this Agreement prior to or on the Closing and Webx shall have complied in all material respects with the course of conduct required by this Agreement.

                  (c) Corporate Action. Webx shall have furnished minutes,
            certified copies of corporate resolutions and/or other documentary evidence satisfactory to counsel for SII that Webx has submitted with this Agreement and any other documents required hereby to such parties for approval as provided by applicable law.

                  (d) Consents. Execution of this Agreement by SII and any
            consents necessary for or approval of any party listed on any Schedule delivered by Webx whose consent or approval is required pursuant thereto shall have been obtained.

                  (e) Financial Statements. SII shall have been furnished with audited financial statements of Webx including, but not limited to, balance sheets and profit and loss statements for the period ending December 31, 1996 and unaudited financial statements for the period ending September 30, 1997. Such financial statements shall have been prepared in conformity with generally accepted accounting principles on a basis consistent with those of prior periods and fairly present the financial position of Webx as of September 30, 1997.

                  (f) Statutory Requirements. All statutory requirements for the valid consummation by Webx of the transactions contemplated by this Agreement shall have been fulfilled.

                  (g) Governmental Approval. All authorizations, consents,
            approvals, permits and orders of all federal and state governmental agencies required to be obtained by Webx for consummation of the transactions contemplated by this Agreement shall have been obtained.

                  (h) Changes in Financial Condition of Webx. There shall not have occurred any material adverse change in the financial condition or In the operations of the business of Webx, except expenditures in furtherance of this Agreement.

                  (i) Absence of Pending Litigation. Webx is not engaged in or threatened with any suit, action, or legal, administrative or other proceedings or governmental investigations pertaining to this Agreement or the consummation of the transactions contemplated hereunder.

                  (j) Authorization for Issuance of Stock. SII shall have
            received in form and substance, a letter instructing and authorizing the Registrar and Transfer Agent for the shares of common stock of Webx to issue stock certificates representing ownership of Webx common stock to SII shareholders in accordance with the terms of this Agreement and a letter from said Registrar and Transfer Agent acknowledging receipt of the letter of instruction and stating to the effect that the Registrar and Transfer Agent holds adequate supplies of stock certificates necessary to comply with the letter of instruction and the terms and conditions of this Agreement.

                  (k) Approval. Webx shall have (i) elected Tom Kubota, Rudy
            LaRusso, Alfred T. Sapse, Eugene Boyle, Walter Holden, James D. Monllos, and Janet Greeson to the Board of Directors of Webx; (ii) approved the name change from Webx Media, Inc. to Steroidogenesis Inhibitors International and (iv) approved the Agreement and Plan of Reorganization.

            7.02 Conditions to Obligations of Webx. The obligation of Webx to perform this Agreement is subject to the satisfaction of the following conditions on or before the Closin unless waived in writing by Webx.

                  (a) Representations and Warranties. There shall be no
            information disclosed in the schedules delivered by SII, which in the opinion of Webx, would materially adversely affect the proposed transaction and intent of the parties as set forth in this Agreement. The representations and warranties of SII set forth in
            Article 4 hereof shall be true and correct in all material respects as of the date of this Agreement and as of the Closing as though made on and as of the Closing, except as otherwise permitted by this Agreement.

                  (b) Performance of Obligations. SII shall have in all material respects performed all agreements required to be performed by it under this Agreement and shall have performed in all material respects any actions contemplated by this Agreement prior to or on the Closing and SII shall have compiled in all respects with the course of conduct required by this Agreement.

                  (c) Corporate Action. SII shall have furnished minutes,
            certified copies of corporate resolutions and/or other documentary evidence satisfactory to Counsel for Webx that SII has Submitted with this Agreement and any other documents required hereby to such parties for approval as provided by applicable law.

                  (d) Consents. Any consents necessary for or approval of any party listed on any Schedule delivered by SII whose consent or approval is required pursuant thereto, shall have been obtained.

                  (e) Financial Statements. Webx shall have been furnished with unaudited financial statements of SII as of July 31, 1997, which fairly represent the financial condition of SII at the dates thereof

                  (f) Statutory Requirements. All statutory requirements for the valid consummation by SII of the transactions contemplated by this Agreement shall have been fulfilled.

                  (g) Governmental Approval. All authorizations, consents,
            approvals, permits and orders of all federal and state governmental agencies required to be obtained by SII for consummation of the transactions contemplated by this Agreement shall have been obtained.

                  (h) Employment Agreements. Existing SII employment agreements will have been delivered to counsel for Webx.

                  (i) Changes in Financial Condition of SII. There shall not have occurred any material adverse change in the financial condition or in the operations of the business of SII, except expenditures in furtherance of this Agreement.

                  (j) Absence of Pending Litigation. SII is not engaged in or threatened with any suit, action, or legal, administrative or other proceedings or governmental investigations pertaining to this Agreement or the consummation of the transactions contemplated hereunder.

                                    ARTICLE 8
                          MATTERS SUBSEQUENT TO CLOSING

            8.01 Covenant of Further Assurance. The parties covenant and agree that they shall, from time to time, execute and deliver or cause to be executed and delivered all such further instruments of conveyance, transfer, assignments, receipts and other instruments, and shall take or cause to be taken such further or other actions as the other party or parties to this Agreement may reasonably deem necessary in order to carry out the purposes and intent of this Agreement.

            8.02 Webx shall initiate, per agreement with Nanko and SII dated October 16, 1997, a best efforts private placement pursuant to an exemption from registration under Regulation D or Regulation S, for 1,500,000 shares of the Company's common stock at a price of $1.00 per share, within ninety (90) days from the closing date of this Agreement.

            8.03 Webx shall initiate, per agreement with Nanko and Sll dated October 16, 1997, a best efforts private placement pursuant to an exemption from registration for 1,000,000 shares of the Company's common stock at a price of $10.00 per share within twelve months of the closing date of this Agreement, provided the Company has progressed with positive Phase II FDA testing requirements.

                                    ARTICLE 9
                     NATURE AND SURVIVAL OF REPRESENTATIONS

            9.01 All statements contained in any written certificate, schedule, exhibit or other written instrument delivered by Webx or SII pursuant hereto, or otherwise adopted by Webx, by its written approval, or by SII by its written approval, or in connection with the transactions contemplated hereby, shall be deemed representations and warranties by Webx or SII as the case may be. All representations, warranties and agreements made by either party shall survive for the period of the applicable statute of limitations and until the discovery of any claim, loss, liability or other matter based on fraud, if longer.

                                   ARTICLE 10
                    TERMINATION OF AGREEMENT AND ABANDONMENT
                                OF REORGANIZATION

            10.01 Termination. Anything herein to the contrary notwithstanding, this Agreement and any agreement executed as required hereunder and the acquisition contemplated hereby may be terminated at any time before the Closing as follows:

                  (a) By mutual written consent of the Boards of Directors of
            Webx and SII.

                  (b) By the Board of Directors of Webx if any of the conditions set forth in Section 7.02 shall not have been satisfied by the Closing Date.

                  (c) By the Board of Directors of SII if any of the conditions set forth in Section 7.01 shall not have been satisfied by the Closing Date.

            10.02 Termination of Obligations and Waiver of Conditions; Payment of Expenses. In the event this Agreement and the acquisition are terminated and abandoned pursuant to this Article 10 hereof, this Agreement shall become void and of no force and effect and there shall be no liability on the part of any of the parties hereto, or their respective directors, officers, shareholders or controlling persons to each other. Each party hereto will pay all costs and expenses incident to its negotiation and preparation of this Agreement and any of the documents evidencing the transactions contemplated hereby, including fees, expenses and disbursements of counsel.

                                   ARTICLE II
                      EXCHANGE OF SHARES, FRACTIONAL SHARES

            11.01 Exchange of Shares. At the Closing, Webx shall Issue a letter to the transfer agent of Webx with a copy of the resolution of the Board of Directors of Webx authorizing and directing the issuance of Webx shares as set forth on Exhibit A to this Agreement.

            11.02 Restrictions on Shares Issued to SII. Due to the fact that SII will receive shares of Webx common stock in connection with the acquisition which have not been registered under the 1933 Act by virtue of the exemption provided in Section 4(2) of such Act, those shares of Webx will contain the following legend:

            The shares represented by this certificate have not been registered under the Securities Act of 1933. The shares have been acquired for investment and may not be sold or offered for sale in the absence of an effective Registration Statement for the shares under the Securities Act of 1933 or an opinion of counsel to the Corporation that such registration is not required.

                                   ARTICLE 12
                                  MISCELLANEOUS

            12.01 Construction. This Agreement shall be construed and enforced in accordance with the laws of the State of Nevada excluding the conflicts of laws.

            12.02 Notices. All notices necessary or appropriate under this Agreement shall be effective when personally delivered or deposited in the United States mail, postage prepaid, certified or registered, return receipt requested, and addressed to the parties last known address which addresses are currently as follows:

         If to "Webx"                           If to "SII"

         Webx Media, Inc.                       Steroidogenesis Inhibitors, Inc.
         1210 North Barsten Way                 Magna Executive Center
         Anaheim, CA 92806                      2001 East Flamingo Road
                                                Las Vegas, NV 89119

         With copies to:

         Ronald L. Poulton, Esq.
         Poulton & Yordan
         4 Triad Center, Suite 500-A
         Salt Lake City, Utah 84180

            12.03 Amendment and Walver. The parties hereby may by mutual agreement in writing signed by each party, amend this Agreement in any respect. Any term or provision of this Agreement may be waived in writing at any time by the party which is entitled to tile benefits thereof, such waiver right shall include, but not be limited to, the right of either party to:

                  (a) Extend the time for the performance of any of the
            obligations of the other;

                  (b) Waive any inaccuracies in representations by the other contained in this Agreement or in any document delivered pursuant hereto;

                  (c) Waive compliance by the other with any of the covenants contained in this Agreement, and performance of any obligations by the other; and

                  (d) Waive the fulfillment of any condition that is precedent to the performance by the party so waiving of any of its obligations under this Agreement. Any writing on the part of a party relating to such amendment, extension or waiver as provided in this Section
            12.03 shall be valid if authorized or ratified by the Board of Directors of such party.

            12.04 Remedies not Exclusive. No remedy conferred by any of the specific provisions of this Agreement is intended to be exclusive of any other remedy, and each and every remedy shall be cumulative and shall be in addition to every other remedy given hereunder or now or hereafter existing at law or in equity or by statute or otherwise. The election of any one or more remedies by Webx or SII shall not constitute a waiver of the right to pursue other available remedies.

            12.05 Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

            12.06 Benefit. This Agreement shall be binding upon, and inure to the benefit of, the respective successors and assigns of Webx and SII and its shareholders.

            12.07 Entire Agreement. This Agreement and the Schedules and Exhibits attached hereto, represent the entire agreement of the undersigned regarding the subject matter hereof, and supersedes all prior written or oral understandings or agreements between the parties.

            12.08 Each Party to Bear its Own Expense. Webx and SII shall each bear their own respective expenses incurred in connection with the negotiation, execution, closing, and performance of this Agreement including, counsel fees and accountant fees.

            12.09 Captions and Section Headings. Captions and section headings used herein are for convenience only and shall not control or affect the meaning or construction of any provision of this Agreement.

      Executed as of the date first written above.

    "Webx"                             "SII"
    Webx Media, Inc.                   Steroidogenesis Inhibitors, Inc.
    a Nevada corporation               a Nevada corporation

By: /s/ Tom Kubota                     By:
    ---------------------------------      ------------------------------
    Tom Kubota                             Alfred T. Sapse
    Director and President/Treasurer       Director and President
    and Personally as to Article 3         and Personally as to Article 4

By: /s/ Kathy Ultimo                   By: /s/ Eugene Boyle
    ---------------------------------      ------------------------------
    Kathy Ultimo                           Eugene Boyle
    Director and Secretary                 Director and CFO
    and Personally as to Article 3         and Personally as to Article 4

                                       By: /s/ C.C. Nuckols
                                           ------------------------------
                                           C.C. Nuckols
                                           Director
                                           and Personally as to Article 4

                                       By: /s/ Walter Holden
                                           ------------------------------
                                           Walter Holden
                                           Director
                                           and Personally as to Article 4

                                       By:
                                           ------------------------------
                                           Orla K. Lucas
                                           Director
                                           and Personally as to Article 4

                                       By: /s/ James D. Monollos
                                           ------------------------------
                                           James D. Monollos
                                           Director and Treasurer
                                           and Personally as to Article 4

By:                                    By: /s/ Janet Greeson
    ---------------------------------      ------------------------------
    Stanley Nelson                         Janet Greeson
    Director                               Director and Executive Vice President
    and Personally as to Article 3         and Personally as to Article 4


Selling Shareholders of Steroidogenesis Inhibitors, Inc.

Cortisol Medical Research

By: /s/ Alfred T. Sapse                By:
    ---------------------------------      ------------------------------
    Alfred T. Sapse, President             Stanley Nelson

By: /s/ Alfred T. Sapse                By: /s/ Janet Greeson
    ---------------------------------      ------------------------------
    Alfred T. Sapse, Individually          Janet Greeson

By: /s/ Eugene Boyle                   By: /s/ Orla K. Lucas
    ---------------------------------      ------------------------------
    Eugene Boyle                           Orla K. Lucas

By:
    ---------------------------------
    C.C. Nuckols

By: /s/ Walter Holden
    ---------------------------------
    Walter Holden

By: /s/ James D. Monllos
    ---------------------------------
    James D. Monllos

                                    EXHIBIT A

Name of Shareholder                                         Number of Shares
to Receive Webx Shares                                      of Webx to be Issued

Cortisol Medical Research                                   4,475,000

Dr. Alfred Sapse                                              490,000

Eugene Boyle                                                    5,250

Cardwell C. Nuckols                                           108,720

Walter Holden                                                 250,000

James D. Monllos & Candace Monllos, JTWRS                     112,470

James D. Monllos                                              100,000

Eugene Boyle & Dr. Janet Greeson, JTWRS                       216,000

Orla K. Lucas                                                  54,000

Little Flower Limited Family Partnership                      375,000

TOTAL NUMBER OF WEBX
SHARES TO BE ISSUED                                         6,186,690

               FILED
        IN THE OFFICE OF THE
     SECRETARY OF STATE OF THE
          STATE OF NEVADA

            MAR 26 1996
            No. 6679-96

          /s/ Dean Heller

  DEAN HELLER, SECRETARY OF STATE

                            ARTICLES OF INCORPORATION

                                       OF

                                WEBX MEDIA, INC.

         FIRST. The name of the corporation is:

                                WEBX MEDIA, INC.

         SECOND. Its registered office in the State of Nevada is located at 93 Desert Rain Lane, Henderson, Nevada 89014, that this Corporation may maintain an office, or offices, in such other place within or without the State of Nevada as may be from time to time designated by the Board of Directors, or by the By-Laws of said Corporation, and that this Corporation may conduct all Corporation business of every kind and nature, including the holding of all meetings of Directors and Stockholders, outside the State of Nevada as well as within the State of Nevada.

         THIRD. The objects for which this Corporation formed are: To engage in any lawful activity, including, but not limited to the following:

                  (A) Shall have such rights, privileges and powers as may be conferred upon corporations by any existing law.

                  (B) May at any time exercise such rights, privileges and powers, when not inconsistent with the purposes and objects for which this corporation is organized.

                  (C) Shall have power to have succession by its corporate name for the period limited in its certificate or articles of incorporation, and when no period is limited, perpetually, or until dissolved and its affairs wound up according to law.

                  (D) Shall have the power to effect litigation in its own behalf and interest in any court of law.

                  (E) Shall have power to make contracts.

                  (F) Shall have power to hold, purchase and convey real and personal estate and mortgage or lease any such real and personal estate with its franchises. The power to hold real and personal estate shall include the power to take the same by devise or bequest in the State of Nevada, or in any other state, territory or country.

                  (G) Shall have power to appoint such officers and agents as the affairs of the corporation shall require, and to allow them suitable compensation.

                  (H) Shall have power to make By-Laws not inconsistent with the constitution or laws of the United States, or of the State of Nevada, for the management, regulation and government of its affairs and property, the transfer of its stock, the transaction of its business, and the calling and holding of meetings of its stockholders.

                  (I) Shall have power to dissolve itself.

                  (J) Shall have power to adopt and use a common seal or stamp, and alter the same. The use of a seal or stamp by the corporation on any corporate documents is not necessary. The corporation may use a seal or stamp, if it desires, but such use or nonuse shall not in any way affect the legality of the document.

                  (K) Shall have power to borrow money and contract debts when necessary for the transaction of its business, or for the exercise of its corporate rights, privileges or franchises, of for any other lawful purpose of its incorporation; to issue bonds, promissory notes, bills of exchange, debentures, and other obligations and evidences of indebtedness, payable at a specified time or times, or payable upon the happening of a specified event or events, whether secured by mortgage, pledge or otherwise, or unsecured, for money borrowed, or in payment for property purchased, or acquired, or for any other lawful object.

                  (L) Shall have power to guarantee, purchase, hold, sell, assign, transfer, mortgage, pledge or otherwise dispose of the shares of the capital stock of, or any bonds, securities or evidences of the indebtedness created by, any other corporation or corporations of the State of Nevada, or any other state or government, and, while owners of such stock, bonds, securities or evidences of indebtedness, to exercise all the rights, powers and privileges of ownership, including the right to vote, if any.

                  (M) Shall have power to purchase, hold, sell and transfer shares of its own capital stock and use therefor its capital, capital surplus, surplus, or other property or fund.

                  (N) Shall have power to conduct business, have one or more offices, and hold, purchase mortgage and convey real and personal property in the State of Nevada, and in any of the several states, territories, possessions and dependencies of the United States, the District of Columbia, and foreign countries.

                  (O) Shall have power to do all and everything necessary and proper for the accomplishment of the objects enumerated in its certificate or articles of incorporation, or any amendment thereof, or necessary or incidental to the protection and benefit of the corporation, and, in general to carry on any lawful business necessary or incidental to the attainment of the objects of the corporation, whether or not such business is similar in nature to the objects set forth in the certificate or articles of incorporation of the corporation, or any amendment thereof.

                  (P) Shall have power to make donations for the public welfare or for charitable scientific or educational purposes.

                  (Q) Shall have power to enter into partnerships, general or limited, or joint ventures in connection with any lawful activities.

         FOURTH. The aggregate number of shares the corporation shall have authority to issue shall be TWENTY FIVE MILLION (25,000,000) shares of common stock, par value one mill ($.001) per share, each share of common stock having equal rights and preferences, voting privileges and preferences.

         FIFTH. The governing board of this corporation shall be known as directors, and the number of directors may from time to time be increased or decreased in such manner as shall be provided by the By-Laws of this Corporation, providing that the number of directors shall not be reduced to fewer than one (1).

         The name and post office address of the first Board of Directors shall be one (1) in number and listed as follows:

             NAME                                      POST OFFICE ADDRESS

         Michael Butler                                93 Desert Rain Lane
                                                     Henderson, Nevada 89014

         SIXTH. The capital stock, after the amount of the subscription price, or par value, has been paid in, shall not be subject to assessment to pay the debts of the corporation.

         SEVENTH. The name and post office address of the Incorporator signing the Articles of Incorporation is as follows:

             NAME                                      POST OFFICE ADDRESS

         Michael Butler                                93 Desert Rain Lane
                                                     Henderson, Nevada 89014

         EIGHTH. The resident agent for this corporation shall be:

                                 MICHAEL BUTLER

The address of said agent, and the registered or statutory address of this corporation in the state of Nevada shall be:

                               93 Desert Rain Lane
                             Henderson, Nevada 89014

         NINTH. The corporation is to have perpetual existence.

         TENTH. In furtherance and not in limitation of the powers conferred by statute, the Board of Directors is expressly authorized:

         Subject to the By-Laws, if any, adopted by the Stockholders, to make, alter or amend the By-Laws of the Corporation.

         To fix the amount to be reserved as working capital over and above its capital stock paid in; to authorize and cause to be executed, mortgages and liens upon the real and personal property of this Corporation.

         By resolution passed by a majority of the whole Board, to designate one
(1) or more committees, each committee to consist of one or more of the Directors of the Corporation, which, to the extent provided in the resolution, or in the By-Laws of the Corporation, shall have and may exercise the powers of the Board of Directors in the management of the business and affairs of the Corporation. Such committee, or committees shall have such name, or names as may be stated in the By-Laws of the Corporation, or as may be determined from time to time by resolution adopted by the Board of Directors.

         When and as authorized by the affirmative vote of the Stockholders holding stock entitling them to exercise at least a majority of the voting power given at a Stockholders meeting called for that purpose, or when authorized by the written consent of the holders of at least a majority of the voting stock issued and outstanding, the Board of Directors shall have power and authority at any meeting to sell, lease or exchange all of the property and assets of the Corporation, including its good will and its corporate franchises, upon such terms and conditions as its Board of Directors deems expedient and for the best interests of the Corporation.

         ELEVENTH. No shareholder shall be entitled as a matter of right to subscribe for or receive additional shares of any class of stock of the Corporation, whether now or hereafter authorized, or any bonds, debentures or securities convertible into stock, but such additional shares of stock or other securities convertible into stock may be issued or disposed of by the Board of Directors to such persons and on such terms as in its discretion it shall deem advisable.

      TWELFTH. No director or officer of the Corporation shall be personally liable to the Corporation or any of its stockholders for damages for breach of fiduciary duty as a director or officer involving any act or omission of any such director or officer; provided however, that the foregoing provision shall not eliminate or limit the liability or a director or officer (i) for acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, or (ii) the payment of dividends in violation of Section
78.300 of the Nevada Revised Statutes. Any repeal or modification of this Article by the stockholders of the Corporation shall be prospective only and shall not adversely affect any limitation on the personal liability of a director or officer of the Corporation for acts of omissions prior to such repeal or modification.

         THIRTEENTH. This Corporation reserves the right to amend, alter, change or repeal any provision contained in the Articles of Incorporation, in the manner now or hereafter prescribed by statute, or by the Articles of Incorporation, and all rights conferred upon Stockholders herein are granted subject to this reservation.

         I, THE UNDERSIGNED, being the Incorporator hereinbefore named for the purpose of forming a Corporation pursuant to the General Corporation Law of the State of Nevada, do make and file these Articles of Incorporation, hereby declaring and certifying that the facts herein stated are true, and accordingly have hereunto set my hand this 22nd day of March, 1996.

                                             /s/ Michael Butler
                                             --------------------
                                             Michael Butler

STATE OF NEVADA     )
                    : ss.
COUNTY OF CLARK     )

         0n this the 22nd day of March, 1996, in Las Vegas, Nevada before me, the undersigned, a Notary Public in and for Las Vegas, State of Nevada personally appeared Michael Butler, known to me to be the person whose name is subscribed to the foregoing document and acknowledged to me that he executed the same.

    {STATE SEAL}    NOTARY PUBLIC                 /s/ Wendi Rosen
                   STATE OF NEVADA                -------------------
                   COUNTY OF CLARK                Notary Public
                     WENDI ROSEN
My Appointment Expires Oct. 21, 1998

I, Michael Butler, hereby accept as Resident Agent for the previously named Corporation.

3/22/96                       /s/ Michael Butler
-------                       --------------------
Date                         Michael Butler

                               SECRETARY OF STATE
                                  {STATE SEAL}
                                 STATE OF NEVADA
                                CORPORATE CHARTER

I, DEAN HELLER, the duly elected and qualified Nevada Secretary of State, do hereby certify that WEBX MEDIA, INC. did on March 26, 1996 file in this office the original Articles of Incorporation; that said Articles are now on file and of record in the office of the Secretary of State of the State of Nevada, and further, that said Articles contain all the provisions required by the law of said State of Nevada.

                           IN WITNESS WHEREOF, I have hereunto set my hand and affixed the Great Seal of State, at my office, in Carson City, Nevada, on March 26, 1996.

{STATE SEAL}                /S/ DEAN HELLER
                            -------------------------------
                            Secretary of State

                             By /S/ Deborah Jennings
                            -------------------------------
                               Certification Clerk

               FILED
        IN THE OFFICE OF THE
     SECRETARY OF STATE OF THE
          STATE OF NEVADA

            NOV 06 1997
            No. C6679-96

          /s/ Dean Heller

  DEAN HELLER, SECRETARY OF STATE

                                AMENDMENT TO THE

                          ARTICLES OF INCORPORATION OF

                                WEBX MEDIA, INC.

         Webx Media, Inc., a Nevada corporation (the "Company"), organized under the laws of the State of Nevada, on March 26, 1996, hereby adopts the following Amendment to its Articles of Incorporation pursuant to the provisions of Nevada Law. The following Amendment was adopted by shareholders of the Company pursuant to Section 78.320 of the Nevada Corporation Laws whereby shareholders of the Company holding a majority of the issued and outstanding shares consented to action taken by the Company's Board of Directors.

                                        I

         The Articles of Incorporation shall be amended to read as follows:

                           ARTICLE I - CORPORATE NAME

         The name of the Company shall be Steroidogenesis Inhibitors International.

                                       II

         The date of the consent to the adoption of the foregoing amendment by the shareholders was November 3, 1997.

                                       III

         The number of shares issued and outstanding in the Company as of November 3, 1997 was 5,000,000. The number of shares that consented in favor of the above amendment was 4,497,000.

         Dated this 4th day of November, 1997

                                          WEBX MEDIA, INC.

                                          By: /s/ Tom Kubota
                                              -----------------------
                                              Tom Kubota, President

                                          By: /s/ Rudy LaRusso
                                              -----------------------
                                              Rudy LaRusso, Secretary

STATE OF ________________ )
                          :ss
COUNTY OF _______________ )

         On the 4th day of November, 1997, personally appeared before me Tom Kubota and Rudy LaRusso, and duly acknowledged to me that they are the persons who signed the foregoing instrument as President and Secretary respectively and that they have read the foregoing instrument and know the contents thereof and that the same is true of their own knowledge except as to those matters upon which they operate on information and belief and as to those matter believe them to be true.

                                        /s/ Patricia A. Vevers
                                        ----------------------
                                        NOTARY PUBLIC
                                        Residing in: Las Vegas, Nevada

My Commission Expires: Oct. 10, 2000

                                                        NOTARY PUBLIC
                                                       STATE OF NEVADA
                                  {STATE SEAL}         County of Clark
                                                     Patricia A. Vevers
                                                      My Appt. Expires
                                  No.: 96-6026-1      October 10, 2000

                                     BYLAWS

                                       OF

                                WEBX MEDIA, INC.

                                    ARTICLE I

                                     OFFICES

         SECTION 1. PRINCIPAL OFFICE. The principal office of the Corporation shall be located in the City of Henderson, Nevada, Clark County, State of Nevada.

         SECTION 2. OTHER OFFICES. In addition to the principal office at 93 Desert Rain Lane, Henderson, Nevada, other offices may also be maintained at such other place or places, either within or without the State of Nevada, as may be designated from time to time by the Board of Directors, where any and all business of the Corporation may be transacted, and where meetings of the stockholders and of the Directors may be held with the same effect as though done or held at said principal office.

                                   ARTICLE II

                           MEETING OF THE STOCKHOLDERS

         SECTION 1. ANNUAL MEETINGS. The annual meeting of the shareholder, commencing with the year 1996, shall be held at the registered office of the corporation, or at such other place as may be specified or fixed in the notice of said meetings in the month of or the month preceding the due date of the annual list of the officers and directors of the corporation at such time as the as the shareholders shall decide, for the election of directors and for the transaction of such other business as may properly come before said meeting.

         SECTION 2. NOTICE OF ANNUAL MEETING. The Secretary shall mail, in the manner provided in Section 5 of Article II of these Bylaws, or deliver a written or printed notice of each annual meeting to each stockholder of record, entitled to vote thereat, or may notify by telegram, at least ten and not more than sixty
(60) days before the date of such meeting.

         SECTION 3. PLACE OF MEETINGS. The Board of Directors may designate any place either within or without the State of Nevada as the place of meeting for annual meeting or for any special meeting called by the Board of Directors. A waiver of notice signed by all stockholders may designate any place either within or without the State of Nevada, as the place for holding of such meeting. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be the principal office of Corporation in the State of Nevada, except as otherwise provided in Section 6, Article II of these Bylaws, entitled "Meeting of All Stockholders".

         SECTION 4. SPECIAL MEETINGS. Special meetings of the stockholders shall be held at the principal office of the Corporation or at such other place be specified or fixed in a notice hereof. Such meetings of the stockholders may be called at any time by the President or Secretary, or by a majority of the Board of Directors then in office, and shall be called by the President with or without Board approval on the written request of the holders of record of at least fifty percent (50%) of the number of shares of the Corporation then outstanding and entitled to vote, which written request shall state the object of such meeting.

         SECTION 5. NOTICE OF MEETING. Written or printed notice stating the place, day and hour of the meeting and, in case of special meeting, the purpose for which the meeting is called, shall be delivered not less than ten (10) nor more than sixty (60) days before the date of the meeting, either personally or by mail, by or at the direction of the President or the Secretary to each stockholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, addresseed to the stockholder at his/her address as it appears on the records of the Corporation, with postage prepaid.

         Any stockholder may at any time, by duly signed statement in writing to that effect, waive any statutory or other notice of any meeting, whether such statement by signed before or after such meeting.

         SECTION 6. MEETING OF ALL STOCKHOLDERS. If all the stockholders shall meet at any time and place, either within or without the State of Nevada, and consent to the holding of the meeting at such time and place, such meeting shall be valid without call or notice and at such meeting any corporate action may be taken.

         SECTION 7. QUORUM. At all stockholder's meetings, the presence in person or by proxy of the holders of a majority of the outstanding stock entitled to vote shall be necessary to constitute a quorum for the transaction of business, but a lesser number may adjourn to some future time not less than seven

(7) nor more than twenty-one (21) days later, and the Secretary shall thereupon give at least three (3) days' notice by mail to each stockholders entitled to vote who is absent from such meeting.

         SECTION 8. MODE OF VOTING. At all meetings of the stockholders the voting may be voice vote, but any qualified voter may demand a stock vote whereupon such stock vote shall be taken by ballot, each of which shall state the name of the stockholder voting and the number of shares voted by him/her and, if such ballot be cast by proxy, it shall also state the name of such proxy, provided however, that the mode of voting prescribed by statute for any particular case shall be in such case followed.

         SECTION 9. PROXIES. At any meeting of the stockholders, any stockholder may be represented and vote by a proxy or proxies appointed by an instrument in writing. In the event any such instrument in writing shall designate two or more persons to act as proxies, a majority of such persons present at the meeting, or if only one shall be present, then that one shall have and may exercise all of the powers conferred by such written instrument upon all of the persons so designated unless the instrument shall otherwise provide. No such proxy shall be valid after the expiration of (6) months from the date of its execution, unless coupled with an interest, or unless the person executing it specified therein the length of time for which it is to continue in force, which in no case shall exceed seven (7) years from the date of its execution. Subject to the above, any proxy duly executed is not revoked and continues in full force and effect until any instrument revoking it or duly executed proxy bearing a later date is filed with the Secretary of the Corporation. At no time shall any proxy be valid which shall be filed less than ten (10) hours before the commencement of the meeting.

     SECTION 10. VOTING LISTS. The officer or agent in charge of the transfer books for shares of the corporation shall make, at least three (3) days before each meeting of stockholders, a complete list of the stockholders entitled to vote at such meeting, arranged in alphabetical order with the number of shares held by each, which list for a period of two (2) days prior to such meeting shall be kept on file at the registered office of the corporation and shall be subject to inspection by any stockholder at any time during the whole time of the meeting. The original share ledger or transfer book, or duplicate thereof, kept in this state, shall be prima facie evidence as to who are the stockholders entitled to examine such list or share ledger or transfer book or to vote at any meeting of stockholders.

     SECTION 11. CLOSING TRANSFER BOOKS OR FIXING OR RECORD DATE. For the purpose of determining stockholders entitled to notice or to vote for any meeting of stockholders, the Board of Directors of the Corporation may provide that the stock transfer books be closed for a stated period but not to exceed in any case sixty (60) days before such determination. If the stock transfer books be closed for the purpose of determining stockholders entitled to notice of a meeting of stockholders, such books shall be closed for at least fifteen (15) days immediately preceding such meeting. In lieu of closing the stock transfer books, the Board of Directors may fix in advance a date in any case to be not more than sixty (60) days, not less than ten (10) days prior to the date on which the particular action, requiring such determination of stockholders, is to be taken. If the stock transfer books are not closed and no record date is fixed for determination of stockholders entitled to notice of meeting of stockholders, or stockholders entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record of date for such determination of shareholders.

     SECTION 12. VOTING OF SHARES BY CERTAIN HOLDERS. Shares standing in the name of another corporation, domestic or foreign, may be voted by such officer, agent or proxy as the Bylaws of such corporation by prescribe, or, in the absence of such provisions, the Board of Directors of such corporation may determine.

     Shares standing in the name of deceased person may be voted by his/her administrator or executor, either in person or by proxy. Shares standing in the name of the guardian, conservator or trustee may be voted by such fiduciary either in person or by proxy, but no guardian, conservator, or trustee shall be entitled, as such fiduciary, to vote shares held by him without a transfer of such shares into his/her name.

     Shares standing in the name of a receiver may be voted by such receiver, and shares held by or under the control of a receiver may be voted by such receiver without the transfer thereof into his name if authority so to do be contained in an appropriate order of the court at which such receiver was appointed.

     A stockholder whose shares are pledged shall be entitled to vote such shares until shares have been transferred into the name of the pledgee, and therafter the pledgee shall be entitled to vote the shares so transferred.

     Shares of its' own stock belonging to this corporation shall not voted, directly or indirectly, at any meeting and shall not be counted in determining the total number of outstanding shares at any time, but shares of its own stock held by it in a fiduciary capacity may be voted and shall be counted in determining the total number of outstanding shares at any given time.

     SECTION 13. INFORMAL ACTION BY STOCKHOLDERS. Any action is required to be taken at a meeting of the stockholders or any other action which may be taken at a meeting of the stockholders except the election of directors may be taken without a meeting if a consent in writing setting forth the action so taken shall be signed by all of the stockholders entitled to vote with respect to the subject matter thereof.

     SECTION 14. VOTING OF SHARES. Each outstanding share entitled to vote shall be entitled to one (1) vote upon each matter submitted to vote at a meeting of stockholders.

                                   ARTICLE III

                                    DIRECTORS

     SECTION 1. GENERAL POWERS. The Board of Directors shall have the control and general management of the affairs and business of the Corporation. Such directors shall in all cases act as Board, regularly convened, by a majority, and they may adopt such rules and regulations for the conduct of their meetings and the management of the Corporation, as they may deem proper, not inconsistent with these Bylaws, Articles of Incorporation and the laws of the State of Nevada. The Board of Directors shall further have the right to delegate certain other powers to the Executive Committee as provided in these Bylaws.

     SECTION 2. NUMBER OF DIRECTORS. The affairs and business of this Corporation shall be managed by a Board of Directors consisting of not less than one (1) or more than seven (7), until changed by amendment to these Bylaws adopted by the shareholders amending this Section 2, Article III, and except as authorized by the Nevada Revised Statutes, there shall in no event be less than one (1) Director.

     SECTION 3. ELECTION. The Directors of the Corporation shall be elected at the annual meeting of the stockholders except as hereinafter otherwise provided for the filling of vacancies. Each

Director shall hold office for a term of one (1) year and until his successor shall have duly chosen and shall have qualified, or until his death, or until he shall resign or shall have removed in the manner hereinafter provided.

     SECTION 4. VACANCIES IN THE BOARD. Any vacancy in the Board of Directors occurring during the year through death, resignation, removal or other cause, including vacancies caused by an increase in the number of directors, shall be filled for the unexpired portion they constitute a quorum, at any special meeting of the Board called for that purpose, or at any regular meeting thereof, provided, however, that in the event the remaining directors do not represent a quorum of the number set forth in Section 2 hereof, a majority of such remaining directors may elect directors to fill any vacancies.

     SECTION 5. DIRECTORS MEETINGS. Annual meeting of the Board of Directors shall be held each year immediately following the annual meeting of the stockholders. Other regular meetings of the Board of Directors shall from time to time by resolution be prescribed. No further notice of such annual or regular meeting of the Board of Directors need be given.

     SECTION 6. SPECIAL MEETINGS. Special meetings of the Board of Directors may be called by or at the request of the President or any Director. The person or persons authorized to call meetings of the Board of Directors may fix any place, either within or without the State of Nevada, as the place for holding any special meeting of the Board of Directors called by them.

     SECTION 7. NOTICE. Notice of any special meeting shall be given at least twenty-four (24) yours previous thereto by written notice if personally delivered or five (5) days previous thereto if mailed to each Director at his business address, or by telegram. If mailed, such notice shall be deemed to have been delivered when deposited in the United States mail so addressed with postage thereon prepaid. If notice is given by telegram, such notice shall be deemed to be delivered when the telegram is delivered to the telegragh company. Any Director may waive notice of any meeting. The attendance of a Director at any meeting shall constitute a waive of notice of such meeting, except where a Director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

     SECTION 8. CHAIRMAN. At all meetings of the Board of Directors, the President shall serve as Chairman, or in the absence of the President, the Directors present shall choose by majority vote a Director to preside as Chairman.

     SECTION 9. QUORUM AND MANNER OF ACTING. A majority of Directors, whose number is designated in Section 2 herein, shall constitute a quorum for the transaction of business at any meeting and the act of a majority of the Directors present at any meetings at which a quorum is present shall be the act of the Board of Directors. In the absence of a quorum, the majority of the Directors present may adjourn any meeting from time to time until a quorum be had. Notice of any adjourned meeting need not be given. The Directors shall act only as a Board and the individual Directors shall have no power as such.

     SECTION 10. REMOVAL OF DIRECTORS. Any one or more of the Directors may be removed either with or without cause at any time by the vote or written consent of the stockholders representing not less than two-thirds (2/3) of the issued and outstanding capital stock entitled to voting power.

     SECTION 11. VOTING. At all meetings of the Board of Directors, each Director is to have one (1) vote, irrespective of the number of shares of stock that he may hold.

     SECTION 12. COMPENSATION. By resolution of the Board of Directors, the Directors may be paid their expenses, if any of attendance of each meeting of the Board, and may be paid a fixed sum for attendance at meetings or a stated salary of Directors. No such payment shall preclude any Director from serving the Corporation in any other capacity and receiving compensation therefor.

     SECTION 13. PRESUMPTION OF ASSENT. A Director of the Corporation who is present at a meeting of the Board of Directors at which action on any corporate matter is taken, shall be conclusively presumed to have assented to the action unless his/her dissent shall be entered in the minutes of the meeting or unless he/she shall file his/her written dissent to such action with the person acting as the Secretary of the meeting before the adjournment thereof or shall file forward such dissent by certified or registered mail to the Secretary of the Corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a Director who voted in favor of such action.

                                   ARTICLE IV

                               EXECUTIVE COMMITTEE

     SECTION 1. NUMBER AND ELECTION. The Board of Directors may, in its' discretion, appoint from its membership an Executive Committee of one (1) or more Directors, each to serve at the pleasure of the Board of Directors.

     SECTION 2. AUTHORITY. The Executive Committee is authorized to take any action which the Board of Directors could take, except that the Executive Committee shall not have the power either to issue or authorize the issuance of shares of capital stock, to amend the Bylaws, or a resolution of the Board of Directors. Any authorized action taken by the Executive Committee shall be as effective as if it had been taken by the full Board of Directors.

     SECTION 3. REGULAR MEETINGS. Regular meetings of the Executive Committee may be held within or without the State of Nevada at such time and place as the Executive Committee may provide from time to time.

     SECTION 4. SPECIAL MEETINGS. Special meetings of the Executive Committee may be called by or at the request of the President or any member of the Executive Committee.

     SECTION 5. NOTICE. Notice of any special meeting shall be given at least one (1) day previous thereto by written notice, telephone, telegram or in person. Neither the business to be transacted, nor the purpose of a regular or special meeting of the Executive Committee need be specified in the notice of waiver of notice of such meeting. A member may waive notice of any meeting of the Executive Committee. The attendance of a member at any meeting shall constitute a waiver of notice of such meeting, except where a member attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

     SECTION 6. QUORUM. A majority of the members of the Executive Committee shall constitute a quorum for the transaction of business at any meeting of the Executive Committee; provided that if fewer than a majority of the members are present at said meeting a majority of the members present may adjourn the meeting from time to time without further notice.

     SECTION 7. MANNER OF ACTING. The act of the majority of the members present at a meeting at which a quorum is present shall be the act of the Executive Committee, and said Committee shall keep regular minutes of it's proceedings which shall at all times be open for inspection by the Board of Directors.

     SECTION 8. PRESUMPTION OF ASSENT. A member of the Executive Committee who is present at a meeting of the Executive Committee at which action on any corporate matter is taken, shall be conclusively presumed to have assented to the action takes unless his/her dissent shall be entered in the minutes of the meeting or unless he/she shall file his written dissent to such action with the person acting as Secretary of the meeting before the adjournment thereof, or shall forward such dissent by certified or registered mail to the Secretary of the Corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a member of the Executive Committee who voted in favor of such action.

                                    ARTICLE V

                                    OFFICERS

     SECTION 1. NUMBER. The officers of the Corporation shall be a President, Vice President, a Treasurer and a Secretary and such other or subordinate officers as the Board of Directors may from time to time elect. One (1) person may hold the office and perform the duties of one or more of said officers. No Officer need to a member of the Board of Directors.

     SECTION 2. ELECTION, TERM OF OFFICE, QUALIFICATIONS. The officers of the Corporation shall be chosen by the Board of Directors and they shall be elected annually at the meeting of the Board of Directors held immediately after each annual meeting of the stockholders except as hereinafter otherwise provided for filling vacancies. Each officer shall hold his/her office until his/her successor has been duly chosen and has qualified, or until his/her death, or until he/she resigns or has been removed in the manner hereinafter provided.

     SECTION 3. REMOVALS. Any officer or agent elected or appointed by the Board of Directors may be removed by the Board of Directors at any time whenever in its' judgment the best interests of the Corporation would be served thereby, and such removal shall be without prejudice to the contract rights, if any, or the person so removed.

     SECTION 4. VACANCIES. All vacancies in any of office shall be filled by the Board of Directors without undue delay, at any regular meeting, or at a meeting specially called for that purpose.

     SECTION 5. PRESIDENT. The President shall be the Chief Executive Officer of the Corporation and shall have general supervision over the business of the Corporation and over its' several officers, subject, however, to the control of the Board of Directors. He/she may sign, with the Treasurer or with the Secretary or any other proper officer of the Corporation thereunto authorized by the Board of Directors, certificates for shares of the capital stock of the Corporation, may sign and execute in the name of the Corporation deeds, mortgages, bonds, contracts or other instruments authorized by the Board of Directors, except in cases where signing and execution thereof shall be expressly delegated by the Board of Directors or by these Bylaws to some other officer or agent of the Corporation; and in general shall perform all duties incident to the duties of the President, and such other duties as from time to time may be assigned to him/her by the Board of Directors.

     SECTION 6. VICE PRESIDENT. The Vice President shall in the absence or incapacity of the President, or as ordered by the Board of Directors, perform the duties of the President, or such other duties or functions as may be given to him by the Board of Directors from time to time.

     SECTION 7. TREASURER. The Treasurer shall have the care and custody of all the funds and securities of the Corporation and deposit the same in the name of the Corporation in such bank or trust company as the Board of Directors may designate; he may sign or countersign all checks, drafts and orders for the payment of money and may pay out and dispose of same under the direction of the Board of Directors, and may sign or countersign all notes or other obligations of indebtedness of the Corporation; he/she; may sign with the President or Vice President, certificates for shares of stock of the Corporation; he/she shall at all reasonable times exhibit the books and accounts to any director or stockholder of the Corporation under application at the office of the Company during business hours, and he/she shall, in general, perform all duties as from time to time may be assigned to him/her by the President or by the Board of Directors. The Board of Directors may at its discretion require that each officer authorized to disburse the funds of the Corporation be bonded in such amount as it may deem adequate.

     SECTION 8. SECRETARY. The Secretary shall keep the minutes of the meetings of the Board of Directors and also the minutes of the meetings of the stockholders; he/she shall attend to the giving and serving of all notices of the Corporation and shall affix the seal of Corporation to all certificates of stock, when signed and countersigned by the duly authorized officers; he/she may sign certificates for shares of stock of the Corporation, he/she may sign or countersign all checks, drafts and orders for the payment of money; he/she shall have charge of the certificate book and such other books and papers as the Board may direct; he/she shall keep a stock book containing the names alphabetically arranged, of all persons who are stockholders of the Corporation, showing their places of residence, the number of shares held by them respectively, the time when they respectively became the owners thereof, and the amount paid thereof, and he/she shall in general, perform all duties incident to the office of Secretary and such other duties as from time to time may be assigned to him/her by the President or by the Board of Directors.

     SECTION 9. OTHER OFFICERS. The Board of Directors may authorize and empower other persons or other officers appointed by it to perform the duties and functions of the officers specifically designated above by special resolution in each case.

     SECTION 10. ASSISTANT TREASURERS AND ASSISTANT SECRETARIES. The Assistant Treasurers shall respectively, as may be required by the Board of Directors, give bonds for the faithful discharge of their duties in such sums and with such sureties as the Board of Directors shall determine. The Assistant Secretaries as thereunto authorized by the Board of Directors may sign with the President or Vice President certificates for shares of the capital stock of the Corporation, issued of which shall have been authorized by resolution of the Board of Directors. The Assistant Treasurers and Assistant Secretaries shall, in general, perform such duties as may be assigned to them by the Treasurer or the Secretary respectively, or by the President or by the Board of Directors.

                                   ARTICLE VI

                    INDEMNIFICATION OF OFFICERS AND DIRECTORS

     Except as hereinafter stated otherwise, the Corporation shall indemnify all of its' officers and directors, past, present and future, against any and all expenses incurred by them, and each of them including but not limited to legal fees, judgments and penalties which may be incurred, rendered or levied in any legal action brought against any or all of them for or on account of any act or omission alleged to have been committed while acting within the scope of their duties as officers or directors of this Corporation.

                                   ARTICLE VII

                      CONTRACTS, LOANS, CHECKS AND DEPOSITS

      SECTION 1. CONTRACTS. The Board of Directors may authorize any officer or officers, agent or agents to enter into any contract or execute and deliver any instrument in the name of and on behalf of the Corporation, and such authority may be general or confined to specific instances.

      SECTION 2. LOANS. No loans shall be contracted on behalf of the Corporation and no evidence of indebtedness shall be issued in its' name unless authorized by the Board of Directors or approved by loan committee appointed by the Board of Directors and charged with the duty of supervising investments. Such authority may be general or confined to specific instances.

      SECTION 3. CHECKS, DRAFTS, ETC. A check, draft or other orders for payment of money, notes or other evidences of indebtedness issued in the name of the Corporation shall be signed by such officer or officers, agent or agents of the Corporation and in such manner as shall from time to time be determined by resolutions of the Board of Directors.

      SECTION 4. DEPOSITS. All funds of the Corporation not otherwise employed shall be deposited from time to time to the credit of the Corporation in such banks, trust companies or other depositories as the Board of Directors may select.

                                  ARTICLE VIII

                                  CAPITAL STOCK

      SECTION 1. CERTIFICATE FOR SHARES. Certificates for shares of stocks of the Corporation shall be in such form as shall be approved by the incorporators or by the Board of Directors. The certificates shall be numbered in the order of their issue, shall be signed by the President or Vice President and by the Secretary or the Treasurer, or by such other person or officer as may be designed by the Board of Directors; and the seal of the Corporation shall be affixed thereto, which said signatures of the duly designated officers and of the seal of the Corporation. Every certificate authenticated by a facsimile of such signatures and seal must be countersigned by a Transfer Agent to be appointed by the Board of Directors, before issuance.

      SECTION 2. TRANSFER OF STOCK. Shares of the stock of the Corporation may be transferred by the delivery of the certificate accompanied either by an assignment in writing on the back of the certificate or by written power of attorney to sell, assign, and transfer the same on the books of the Corporation, signed by the person appearing by the certificate to the owner of the shares represented thereby, together with all necessary federal and state transfer tax stamps affixed and shall be transferable on the books of the Corporation upon surrender thereof so signed or endorsed. The person registered on the books of the Corporation as the owner of any shares of stock shall be entitled to all rights of ownership with respect to such shares.

      SECTION 3. REGULATIONS. The Board of Directors may make such rules and regulations as it may deem expedient not inconsistent with the Bylaws or with the Articles of Incorporation, concerning the issue, transfer and registration of the certificates for shares of stock of the Corporation. If may appoint a transfer agent or registrar of transfers, or both, and it may require all certificates to bear the signature of either or both.

      SECTION 4. LOST CERTIFICATES. The Board of Directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the Corporation alleged to have been lost or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost or destroyed. When authorizing such issue of a new certificate or certificates, the Board of Directors may, in its discretion and as a condition precedent to the issue thereof, require the owner of such lost or destroyed certificate or certificates, or his/her legal representative, to advertise the same in such manner as it shall require and/or give the Corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the Corporation with respect to the certificate alleged to have been lost or destroyed.

                                   ARTICLE IX

                                    DIVIDENDS

      SECTION 1. The Corporation shall be entitled to treat the holder of any share or shares of stock as the holder in fact thereof and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such shares on the part of any other person, whether or not it shall have express or other notice thereof, except as expressly provided by the laws of Nevada.

      SECTION 2. Dividends on the capital stock of the Corporation, subject to the provisions of the Articles of Incorporation, if any, may be declared by the Board of Directors at any regular or special meeting, pursuant to law.

      SECTION 3. The Board of Directors may close the transfer books in its discretion for a period not exceeding fifteen (15) days preceding the date fixed for holding any meeting, annual or special of the stockholders, or the day appointed for the payment of a dividend.

      SECTION 4. Before payment of any dividend or making any distribution of profits, there may be set aside out of funds of the Corporation available for dividends, such sum or sums as the Directors may from time to time, in their absolute discretion think proper as a reserve fund to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Corporation, or for any such other purpose as the Directors shall think conducive to the interest of the Corporation, and the Directors may modify or abolish any such reserve in the manner in which it was created.

                                    ARTICLE X

                                      SEAL

      The Board of Directors shall provide a Corporate Seal which shall be in the form of a circle and shall bear the full name of the Corporation, the year of its' incorporation and the words "Corporate Seal. State of Nevada."

                                   ARTICLE XI

                                   FISCAL YEAR

      The fiscal year of the Corporation shall end on the 31st day of December of each year.

                                   ARTICLE XII

                                WAIVER OF NOTICE

      Whenever any notice whatever is required to be given under the provisions of these Bylaws, or under the laws of the State of Nevada, or under the provisions of the Articles of Incorporation, a waiver in writing signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.

                                  ARTICLE XIII

                                   AMENDMENTS

      These Bylaws may be altered, amended or repealed and new Bylaws may be adopted at any regular or special meeting of the stockholders by a vote of the stockholders owning a majority of the shares and entitled to vote thereat. These Bylaws may also be altered, amended or repealed and new Bylaws may be adopted at any regular or special meeting of the Board of Directors of the Corporation (if notice of such alteration or repeal be contained in the notice of such special meeting) by a majority vote of the Directors present at the meeting at which a quorum is present, but any such amendment shall not be inconsistent with or contrary to the provision of any amendment adopted by the stockholders.

      KNOW ALL MEN BY THESE PRESENTS that the undersigned, being the Secretary of WEBX MEDIA, INC., a Nevada corporation hereby acknowledges that the above and foregoing Bylaws were duly adopted as the Bylaws of said Corporation on March 29th, 1996.

      IN WITNESS WHEREOF, I hereunto subscribe my name this 29th day of March, 1996.

/s/ Sharon K. Butler                      /s/ Jeffrey D. Snyder
------------------------------            --------------------------------
SHARON K. BUTLER,  PRESIDENT              JEFFREY D. SNYDER,  SEC/TREAS.
                   DIRECTOR                                   DIRECTOR

================================================================================
                             {CHEMICAL COMPOUND STRUCTURE}


----------------                 STEROIDOGENESIS INHIBITORS
    NUMBER                           INTERNATIONAL                       SHARES
     3738          INCORPORATED UNDER THE LAWS OF THE STATE OF NEVADA
----------------  25,000,000 SHARES COMMON STOCK AUTHORIZED, $.001 PAR VALUE

                                                                     -----------
                                                               CUSIP 859820 10 2
This                                                                 -----------
certifies                                                      SEE REVERSE FOR
that                                                         CERTAIN DEFINITIONS

is the owner of

             FULLY PAID AND NON-ASSESSABLE SHARES OF COMMON STOCK OF

                    STEROIDOGENESIS INHIBITORS INTERNATIONAL

  transferable on the books of the corporation in person or by duly authorized attorney upon surrender of this certificate properly endorsed. This certificate and the shares represented hereby are subject to the laws of the State of Nevada, and to the Certificate of Incorporation and Bylaws of the Corporation,
as now or hereafter amended. This certificate is not valid unless countersigned by the Transfer Agent. WITNESS the facsimile seal of the Corporation and the signature of its duly authorized officers.

                                      COUNTERSIGNED

                                      PACIFIC STOCK TRANSFER COMPANY
                                      P.O. Box 93385
                                      Las Vegas, NV 89193

                                      By _____________________________
                                            AUTHORIZED SIGNATURE

DATED

     /s/ Alfred Sapse         {SEAL}               /s/ Janet Greeson
     ----------------------                            ----------------------
        PRESIDENT                                      SECRETARY

================================================================================

                             THE "WEBX MEDIA, INC."
                             1997 Stock Option Plan

Section 1. Purpose; Definitions.

            1.1 Purpose. The purpose of the Webx Media, Inc., (the "Company") 1997 Stock Option Plan (the "Plan") is to enable the Company to offer to its key employees, officers, directors, consultants, advisors and sales representatives whose past, present and/or potential contributions to the Company and its Subsidiaries have been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. The various types of long-term incentive awards which may be provided under the Plan will enable the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business.

         1.2 Definitions. For purposes of the Plan, the following terms shall be defined as set forth below:

                  (a) "Agreement" means the agreement between the Company and the Holder setting forth the terms and conditions of an award under the Plan.

                  (b) "Board" means the Board of Directors of the Company.

                  (c) "Code" means the Internal Revenue Code of 1986, as amended from time to time, and any successor thereto and the regulations promulgated thereunder.

                  (d) "Committee" means the Stock Option Committee of the Board or any other committee of the Board, which the Board may designate to administer the Plan or any portion thereof. If no Committee is so designated, then all references in this Plan to "Committee" shall mean the Board.

                  (e) "Common Stock" means the Common Stock of the Company, par value $.001 per share.

                  (f) "Company" means Webx Media, Inc., a corporation organized under the laws of the State of Nevada.

                  (g) "Deferred Stock" means Stock to be received, under an award made pursuant to Section 9, below, at the end of a specified deferral period.

                  (h) "Disability" means disability as determined under procedures established by the Committee for purposes of the Plan.

                  (i) "Effective Date" means the date set forth in Section 13.1, below.

                  (j) "Employee" means any employee, director, general partner, trustee (where the registrant is a business trust), officer or consultant or advisor.

                  (k) "Fair Market Value", unless otherwise required by any applicable provision of the Code or any regulations issued thereunder, means, as of any given date: (i) if the Common Stock is listed on a national securities exchange or quoted on the Nasdaq National Market or Nasdaq SmallCap Market, the last sale price of the Common Stock in the principal trading market for the Common Stock on the last trading day preceding the date of grant of an award hereunder, as reported by the exchange or Nasdaq, as the case may be; (ii) if the Common Stock is not listed on a national securities exchange or quoted on the Nasdaq National Market or Nasdaq SmallCap Market, but is traded in the over-the-counter market, the closing bid price for the Common Stock on the last trading day preceding the date of grant of an award hereunder for which such quotations are reported by the OTC Bulletin Board or the National Quotation Bureau, Incorporated or similar publisher of such quotations; and (iii) if the fair market value of the Common Stock cannot be determined pursuant to clause
(i) or (ii) above, such price as the Committee shall determine, in good faith.

                  (l) "Holder" means a person who has received an award under the Plan.

                  (m) "Incentive Stock Option" means any Stock Option intended to be and designated as an "incentive stock option" within the meaning of
Section 422 of the Code.

                  (n) "Nonqualified Stock Option" means any Stock Option that is not an Incentive Stock Option.

                  (o) "Normal Retirement" means retirement from active employment with the Company or any Subsidiary on or after age 65.

                  (p) "Other Stock-Based Award" means an award under Section 10, below, that is valued in whole or in part by reference to, or is otherwise based upon, Stock.

                  (q) "Parent" means any present or future parent corporation of the Company, as such term is defined in Section 424(e) of the Code.

                  (r) "Plan" means the Webx Media, Inc., 1997 Stock Option Plan, as hereinafter amended from time to time.

                  (s) "Restricted Stock" means Stock, received under an award made pursuant to Section 8, below, that is subject to restrictions under said
Section 8.

                  (t) "SAR Value" means the excess of the Fair Market Value (on the exercise date) of the number of shares for which the Stock Appreciation Right is exercised over the exercise price that the participant would have otherwise had to pay to exercise the related Stock Option and purchase the relevant shares.

                  (u) "Stock" means the Common Stock of the Company, par value $.001 per share.

                  (v) "Stock Appreciation Right" means the right to receive from the Company, on surrender of all or part of the related Stock Option, without a cash payment to the Company, a number of shares of Common Stock equal to the SAR Value divided by the exercise price of the Stock Option.

                  (w) "Stock Option" or "Option" means any option to purchase shares of Stock which is granted pursuant to the Plan.

                  (x) "Stock Reload Option" means any option granted under
Section 6.3, below, as a result of the payment of the exercise price of a Stock Option and/or the withholding tax related thereto in the form of Stock owned by the Holder or the withholding of Stock by the Company.

                  (y) "Subsidiary" means any present or future subsidiary corporation of the Company, as such term is defined in Section 424(f) of the Code.

 Section 2. Administration.

         2.1 Committee Membership. The Plan shall be administered by the Board or a Committee. Committee members shall serve for such terms as the Board may in each case determine, and shall be subject to removal at any time by the Board.

         2.2 Powers of Committee. The Committee shall have full authority, subject to Section 4, below, to award, pursuant to the terms of the Plan: (i) Stock Options, (ii) Stock Appreciation Rights, (iii) Restricted Stock, (iv) Deferred Stock, (v) Stock Reload Options and/or (vi) Other Stock Based Awards. For purposes of illustration and not of limitation, the Committee shall have the authority (subject to the express provisions of this Plan):

                  (a) to select the officers, key employees, directors, consultants, advisors and sales representatives of the Company or any Subsidiary to whom Stock Options, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Reload Stock Options and/or Other Stock-Based Awards may from time to time be awarded hereunder.

                  (b) to determine the terms and conditions, not inconsistent with the terms of the Plan, of any award granted hereunder (including, but not limited to, number of shares, share price, any restrictions or limitations, and any vesting, exchange, surrender, cancellation, acceleration, termination, exercise or forfeiture provisions, as the Committee shall determine);

                  (c) to determine any specified performance goals or such other factors or criteria which need to be attained for the vesting of an award granted hereunder;

                  (d) to determine the terms and conditions under which awards granted hereunder are to operate on a tandem basis and/or in conjunction with or apart from other equity awarded under this Plan and cash awards made by the Company or any Subsidiary outside of this Plan;

                  (e) to permit a Holder to elect to defer a payment under the Plan under such rules and procedures as the Committee may establish, including the crediting of interest on deferred amounts denominated in cash and of dividend equivalents on deferred amounts denominated in Stock;

                  (f) to determine the extent and circumstances under which Stock and other amounts payable with respect to an award hereunder shall be deferred which may be either automatic or at the election of the Holder; and

                  (g) to substitute (i) new Stock Options for previously granted Stock Options, which previously granted Stock Options have higher option exercise prices and/or contain other less favorable terms, and (ii) new awards of any other type for previously granted awards of the same type, which previously granted awards are upon less favorable terms.

         2.3 Interpretation of Plan.

                  (a) Committee Authority. Subject to Section 4 and 12, below, the Committee shall have the authority to adopt, alter and repeal such administrative rules, guidelines and practices governing the Plan as it shall, from time to time, deem advisable, to interpret the terms and provisions of the Plan and any award issued under the Plan (and to determine the form and substance of all Agreements relating thereto), to otherwise supervise the administration of the Plan. Subject to Section 12, below, all decisions made by the Committee pursuant to the provisions of the Plan shall be made in the Committee's sole discretion and shall be final and binding upon all persons, including the Company, its Subsidiaries and Holders.

                  (b) Incentive Stock Options. Anything in the Plan to the contrary notwithstanding, no term or provision of the Plan relating to Incentive Stock Options (including but limited to Stock Reload Options or Stock Appreciation rights granted in conjunction with an Incentive Stock Option) or any Agreement providing for Incentive Stock Options shall be interpreted, amended or altered, nor shall any discretion or authority granted under the Plan be so exercised, so as to disqualify the Plan under Section 422 of the Code, or, without the consent of the Holder(s) affected, to disqualify any Incentive Stock Option under such Section 422.

Section 3. Stock Subject to Plan.

         3.1 Number of Shares. The total number of shares of Common Stock reserved and available for distribution under the Plan shall be 2,500,000 shares. Shares of Stock under the Plan may consist, in whole or in part, of authorized and unissued shares or treasury shares. If any shares of Stock that have been a granted pursuant to a Stock Option cease to be subject to a Stock Option, or if any shares of Stock that are subject to any Stock Appreciation Right, Restricted Stock, Deferred Stock award, Reload Stock Option or Other Stock-Based Award granted hereunder are forfeited or any such award otherwise terminates without a payment being made to the Holder in the form of Stock, such shares shall again be available for distribution in connection with future grants and awards under the Plan. Only net shares issued upon a stock-for-stock exercise (including stock used for withholding taxes) shall be counted against the number of shares available under the Plan.

         3.2 Adjustment Upon Changes in Capitalization, Etc. In the event of any merger, reorganization, consolidation, recapitalization, dividend (other than a cash dividend), stock split, reverse stock split, or other change in corporate structure affecting the Stock, such substitution or adjustment shall be made in the aggregate number of shares reserved for issuance under the Plan, in the number and exercise price of shares subject to outstanding Options, in the number of shares and Stock Appreciation Right price relating to Stock Appreciation Rights, and in the number of shares and Stock Appreciation Right price relating to Stock Appreciation Rights, and in the number of shares subject to, and in the related terms of, other outstanding awards (including but not limited to awards of Restricted Stock, Deferred Stock, Reload Stock Options and Other Stock-Based Awards) granted under the Plan as may be determined to be appropriate by the Committee in order to prevent dilution or enlargement of rights, provided that the number of shares subject to any award shall always be a whole number.

Section 4. Eligibility.

         Awards may be made or granted to key employees, officers, directors, consultants, advisors and sales representatives who are deemed to have rendered or to be able to render significant services to the Company or its Subsidiaries and who are deemed to have contributed or to have the potential to contribute to the success of the Company. No Incentive Stock Option shall be granted to any person who is not an employee of the Company or a Subsidiary at the time of grant.

 Section 5. Required Six-Month Holding Period.

         Any equity security issued under this Plan may not be sold prior to six months from the date of the grant of the related award without the approval of the Company.

Section 6. Stock Options.

         6.1 Grant and Exercise. Stock Options granted under the Plan may be of two types: (i) Incentive Stock Options and (ii) Nonqualified Stock Options. Any Stock Option granted under the Plan shall contain such terms, not inconsistent with this Plan, or with respect to Incentive Stock Options, not inconsistent with the Code, as the Committee may from time to time approve. The Committee shall have the authority to grant Incentive Stock Options, Non-Qualified Stock Options, or both types of Stock Options and which may be granted alone or in addition to other awards granted under the Plan. To the extent that any Stock Option intended to qualify as an Incentive Stock Option does not so qualify, it shall constitute a separate Nonqualified Stock Option. An Incentive Stock Option may be granted only within the ten-year period commencing from the Effective Date and may only be exercised within ten years of the date of grant or five years in the case of an Incentive Stock Option granted to an optionee ("10% Stockholder") who, at the time of grant, owns Stock possessing more than 10% of the total combined voting power of all classes of stock of the Company.

         6.2 Terms and Conditions. Stock Options granted under the Plan shall be subject to the following terms and conditions:

                  (a) Exercise Price. The exercise price per share of Stock purchasable under an Incentive Stock Option shall be determined by the Committee at the time of grant and may not be less than 100% of the Fair Market Value of the Stock as defined above; provided, however, that the exercise price of an Incentive Stock Option granted to a 10% Stockholder shall not be less than 110% of the Fair Market Value of the Stock. The exercise price per share of Stock purchasable under any options granted that are not Incentive Stock Option, shall be determined by the Committee at the time of grant.

                  (b) Option Term. Subject to the limitations in Section 6.1, above, the term of each Stock Option shall be fixed by the Committee.

                  (c) Exercisability. Stock Options shall be exercisable at such time or times and subject to such terms and conditions as shall be determined by the Committee and as set forth in Section 11, below. If the Committee provides, in its discretion, that any Stock Option is exercisable only in installments, i.e., that it vests over time, the Committee may waive such installment exercise provisions at any time at or after the time of grant in whole or in part, based upon such factors as the Committee shall determine.

                  (d) Method of Exercise. Subject to whatever installment, exercise and waiting period provisions are applicable in a particular case, Stock Options may be exercised in whole or in part at any time during the term of the Option, by giving written notice of exercise to the Company specifying the number of shares of Stock to be purchased. Such notice shall be accompanied by payment in full of the purchase price, which shall be in cash or, unless otherwise provided in the Agreement, in shares of Stock (including Restricted Stock and other contingent awards under this Plan) or, partly in cash and partly in such Stock, or such other means which the Committee determines are consistent with the Plan's purpose and applicable law. Cash payments shall be made by wire transfer, certified or bank check or personal check, in each case payable to the order of the Company, provided, however, that the Company shall not be required to deliver certificates for shares of Stock with respect to which an Option is exercised until the Company has confirmed the receipt of good and available funds in payment of the purchase price thereof. Payments in the form of Stock shall be valued at the Fair Market Value of a share of Stock on the day prior to the date of exercise. Such payments shall be made by delivery of stock certificates in negotiable form which are effective to transfer good and valid title thereto to the Company, free of any liens or encumbrances. Subject to the terms of the Agreement, the Committee may, in its sole discretion, at the request of the Holder, deliver upon the exercise of a Nonqualified Stock Option a combination of shares of Deferred Stock and Common Stock; provided that, notwithstanding the provision of Section 9 of the Plan, such Deferred Stock shall be fully vested and not subject to forfeiture. A Holder shall have none of the rights of a stockholder with respect to the shares subject to the Option until such shares shall be transferred to the Holder upon the exercise of the Option.

                  (e) Transferability. Unless otherwise determined by the Committee, no Stock Option shall be transferable by the Holder other than by will or by the laws of descent and distribution, and all Stock Options shall be exercisable, during the Holder's lifetime, only by the Holder.

                  (f) Termination by Reason of Death. If a Holders' employment by the Company or a Subsidiary terminates by reason of death, any Stock Option held by such Holder, unless otherwise determined by the Committee at the time of grant and set forth in the Agreement, shall be fully vested and may thereafter be exercised by the legal representative of the estate or by the legatee of the Holder under the will of the Holder, for a period of one year (or such other greater or lesser period as the Committee may specify at grant) from the date of such death or until the expiration of the stated term of such Stock Option, which ever period is the shorter.

                  (g) Termination by Reason of Disability. If a Holder's employment by the Company or any Subsidiary terminates by reason of Disability, any Stock Option held by such Holder, unless otherwise determined by the Committee at the time of grant and set forth in the Agreement, shall be fully vested and may thereafter be exercised by the Holder for a period of one year (or such other greater or lesser period as the Committee may specify at the time of grant) from the date of such termination of employment or until the expiration of the stated term of such Stock Option, whichever period is the shorter.

                  (h) Other Termination. Subject to the provisions of Section 14.3, below, and unless otherwise determined by the Committee at the time of grant and set forth in the Agreement, if a Holder is an employee of the Company or a Subsidiary at the time of grant and if such Holder's employment by the Company or any Subsidiary terminates for any reason other than death or Disability, the Stock Option shall thereupon automatically terminate, except that if the Holder's employment is terminated by the Company or a Subsidiary without cause or due to Normal Retirement, then the portion of such Stock Option which has vested on the date of termination of employment may be exercised for the lesser of three months after termination of employment or the balance of such Stock Option's term.

                  (i) Additional Incentive Stock Option Limitation. In the case of an Incentive Stock Option, the aggregate Fair Market Value of Stock (determined at the time of grant of the Option) with respect to which Incentive Stock Options become exercisable by a Holder during any calendar year (under all such plans of the Company and its Parent and Subsidiary) shall not exceed $100,000.

                  (j) Buyout and Settlement Provisions. The Committee may at any time, in its sole discretion, offer to buy out a Stock Option previously granted, based upon such terms and conditions as the Committee shall establish and communicate to the Holder at the time that such offer is made.

                  (k) Stock Option Agreement. Each grant of a Stock Option shall be confirmed by and shall be subject to the terms of, the Agreement executed by the Company and the Holder.

         6.3 Stock Reload Option. The Committee may also grant to the Holder (concurrently with the grant of an Incentive Stock Option and at or after the time of grant in the case of a Nonqualified Stock Option) a Stock Reload Option up to the amount of shares of Stock held by the Holder for at least six months and used to pay all or part of the exercise price of an Option and, if any, withheld by the Company as payment for withholding taxes. Such Stock Reload Option shall have an exercise price equal to the Fair Market Value as of the date of the Stock Reload Option grant. Unless the Committee determines otherwise, a Stock Reload Option may be exercised commencing one year after it is granted and shall expire on the date of expiration of the Option to which the Reload Option is related.

Section 7. Stock Appreciation Rights.

         7.1 Grant and Exercise. The Committee may grant Stock Appreciation Rights to participants who have been, or are being granted, Options under the Plan as a means of allowing such participants to exercise their Options without the need to pay the exercise price in cash. In the case of a Nonqualified Stock Option, a Stock Appreciation Right may be granted either at or after the time of the grant of such Nonqualified Stock Option. In the case of an Incentive Stock Option, a Stock Appreciation Right may be granted only at the time of the grant of such Incentive Stock Option.

         7.2 Terms and Conditions. Stock Appreciation Rights shall be subject to the following terms and conditions:

                  (a) Exercisability. Stock Appreciation Rights shall be exercisable as determined by the Committee and set forth in the Agreement, subject to the limitations, if any, imposed by the Code, with respect to related Incentive Stock Options.

                  (b) Termination. A Stock Appreciation Right shall terminate and shall no longer be exercisable upon the termination or exercise of the related Stock Option.

                  (c) Method of Exercise. Stock Appreciation Rights shall be exercisable upon such terms and conditions as shall be determined by the Committee and set forth in the Agreement and by surrendering the applicable portion of the related Stock Option. Upon such exercise and surrender, the Holder shall be entitled to receive a number of Option Shares equal to the SAR Value divided by the exercise price of the Option.

                  (d) Shares Affected Upon Plan. The granting of a Stock Appreciation Rights shall not affect the number of shares of Stock available under for awards under the Plan. The number of shares available for awards under the Plan will, however, be reduced by the number of shares of Stock acquirable upon exercise of the Stock Option to which such Stock Appreciation right relates.

Section 8. Restricted Stock.

         8.1 Grant. Shares of Restricted Stock may be awarded either alone or in addition to other awards granted under the Plan. The Committee shall determine the eligible persons to whom, and the time or times at which, grants of Restricted Stock will be awarded, the number of shares to be awarded, the price (if any) to be paid by the Holder, the time or times within which such awards may be subject to forfeiture (the "Restriction Period"), the vesting schedule and rights to acceleration thereof, and all other terms and conditions of the awards.

         8.2 Terms and Conditions. Each Restricted Stock award shall be subject to the following terms and conditions:

                  (a) Certificates. Restricted Stock, when issued, will be represented by a stock certificate or certificates registered in the name of the Holder to whom such Restricted Stock shall have been awarded. During the Restriction Period, certificates representing the Restricted Stock and any securities constituting Retained Distributions (as defined below) shall bear a legend to the effect that ownership of the Restricted Stock (and such Retained Distributions), and the enjoyment of all rights appurtenant thereto, are subject to the restrictions, terms and conditions provided in the Plan and the Agreement. Such certificates shall be deposited by the Holder with the Company, together with stock powers or other instruments of assignment, each endorsed in blank, which will permit transfer to the Company of all or any portion of the Restricted Stock and any securities constituting Retained Distributions that shall be forfeited or that shall not become vested in accordance with the Plan and the Agreement.

                  (b) Rights of Holder. Restricted Stock shall constitute issued and outstanding shares of Common Stock for all corporate purposes. The Holder will have the right to vote such Restricted Stock, to receive and retain all regular cash dividends and other cash equivalent distributions as the Board may in its sole discretion designate, pay or distribute on such Restricted Stock and to exercise all other rights, powers and privileges of a holder of Common Stock with respect to such Restricted Stock, with the exceptions that (i) the Holder will not be entitled to delivery of the stock certificate or certificates representing such Restricted Stock until the Restriction Period shall have expired and unless all other vest requirements with respect thereto shall have been fulfilled; (ii) the Company will retain custody of the stock certificate or certificates representing the Restricted Stock during the Restriction Period,
(iii) other than regular cash dividends and other cash equivalent distributions as the Board may in its sole discretion designate, pay or distribute, the

Company will retain custody of all distributions ("Retained Distributions") made or declared with respect to the Restricted Stock (and such Retained Distributions will be subject to the same restrictions, terms and conditions as are applicable to the restricted Stock) until such time, if ever, as the Restricted Stock with respect to which such Retained Distributions shall have been made, paid or declared shall have become vested and with respect to which the Restriction Period shall have expired; (iv) a breach of any of the restrictions, terms or conditions contained in this Plan or the Agreement or otherwise established by the Committee with respect to any Restricted Stock or Retained Distributions will cause a forfeiture of such Restricted Stock and any Retained Distributions with respect thereto.

                  (c) Vesting; Forfeiture. Upon the expiration of the Restriction Period with respect to each award of Restricted Stock and the satisfaction of any other applicable restrictions, terms and conditions (i) all or part of such Restricted Stock shall become vested in accordance with the terms of the Agreement, subject to Section 11, below, and (ii) any Retained Distributions with respect to such Restricted Stock shall become vested to the extent that the Restricted Stock related thereto shall have become vested, subject to Section 11, below. Any such Restricted Stock and Retained Distributions that do not vest shall be forfeited to the Company and the Holder shall not thereafter have any rights with respect to such Restricted Stock and Retained Distributions that shall have been so forfeited.

Section 9. Deferred Stock.

         9.1 Grant. Shares of Deferred Stock may be awarded either alone or in addition to other awards granted under the Plan. The Committee shall determine the eligible persons to whom and the time or times at which grants of Deferred Stock shall be awarded, the number of shares of Deferred Stock to be awarded to any person, the duration of the period (the "Deferral Period") during which, and the conditions under which, receipt of the shares will be deferred, and all the other terms and conditions of the awards.

         9.2 Terms and Conditions. Each Deferred Stock award shall be subject to the following terms and conditions:

                  (a) Certificates. At the expiration of the Deferral Period (or the Additional Deferral Period referred to in Section 9.2 (d) below, where applicable), shares certificates shall be issued and delivered to the Holder, or his legal representative, representing the number equal to the shares covered by the Deferred Stock award.

                  (b) Rights of Holder. A person entitled to receive Deferred Stock shall not have any rights of a stockholder by virtue of such award until the expiration of the applicable Deferral Period and the issuance and delivery of the certificates representing such Stock. The shares of Stock issuable upon expiration of the Deferral Period shall not be deemed outstanding by the Company until the expiration of such Deferral Period and the issuance and delivery of such Stock to the Holder.

                  (c) Vesting; Forfeiture. Upon the expiration of the Deferral Period with respect to each award of Deferred Stock and the satisfaction of any other applicable restrictions, terms and conditions all or part of such Deferred Stock shall become vested in accordance with the terms of the Agreement, subject to Section 11, below. Any such Deferred Stock that does not vest shall be forfeited to the Company and the Holder shall not thereafter have any rights with respect to such Deferred Stock.

                  (d) Additional Deferral Period. A Holder may request to, and the Committee may at any time, defer the receipt of an award (or an installment of an award) for an additional specified period or until a specified event (the "Additional Deferral Period"). Subject to any exceptions adopted by the Committee, such request must generally be made at least one year prior to expiration of the Deferral Period for such Deferred Stock awards (or such installment).

Section 10. Other Stock-Based Awards.

         10.1 Grant and Exercise. Other Stock-Based Awards may be awarded, subject to limitations under applicable law, that are denominated or payable, in value in whole or in part by reference to, or otherwise based on, or related to, shares of Common Stock, as deemed by the Committee to be consistent with the purposes of the Plan, including, without limitation, purchase rights, shares of Common Stock awarded which are not subject to any restrictions or conditions, convertible or exchangeable debentures, or other rights convertible into shares of Common Stock and awards valued by reference to the value of securities of or the performance of specified subsidiaries. Other Stock-Based Awards may be awarded either alone or in addition to or in tandem with any other awards under this Plan or any other plan of the Company.

         10.2 Eligibility for Other Stock-Based Awards. The Committee shall determine the eligible persons to whom and the time or times at which grants of such other stock-based awards shall be made, the number of shares of Common Stock to be awarded pursuant to such awards, and all other terms and conditions of the awards.

         10.3 Terms and Conditions. Each Other Stock-Based Award shall be subject to such terms and conditions as may be determined by the Committee and to Section 11, below.

Section 11. Accelerated Vesting and Exercisability.

         If (i) any person or entity other than the Company and/or any stockholders of the Company as of the Effective Date acquire securities of the Company (in one or more transactions) having 25% or more of the total voting power of all the Company's securities then outstanding and (ii) the Board of Directors of the Company does not authorize or otherwise approve such acquisition, then, the vesting periods of any and all Options and other awards granted and outstanding under the Plan shall be accelerated and all such Options and awards will immediately and entirely vest, and the respective holders thereof will have the immediate right to purchase and/or receive any and all Stock subject to such Options and awards on the terms set forth in this Plan and the respective agreements respecting such Options and awards.

Section 12. Amendment and Termination.

         Subject to Section 4 hereof, the Board may at any time, and from time to time, amend, alter, suspend or discontinue any of the provisions of the Plan, but no amendment, alteration, suspension or discontinuance shall be made which would impair the rights of a Holder under any Agreement theretofore entered into hereunder, without the Holder's consent.

Section 13. Term of Plan.

         13.1 Effective Date. The Plan shall be effective as of July 16, 1997. ("Effective Date").

         13.2 Termination Date. Unless terminated by the Board, this Plan shall continue to remain effective until such time no further awards may be granted and all awards granted under the Plan are no longer outstanding.
Notwithstanding the foregoing, grants of Incentive Stock Options may only be made during the ten-year period following the Effective Date.

Section 14. General Provisions.

         14.1 Written Agreements. Each award granted under the Plan shall be confirmed by, and shall be subject to the terms of the Agreement executed by the Company and the Holder. The Committee may terminate any award made under the Plan if the Agreement relating thereto is not executed and returned to the Company within 10 days after the Agreement has been delivered to the Holder for his or her execution.

         14.2 Unfunded Status of Plan. The Plan is intended to constitute an "unfunded" plan for incentive and deferred compensation. With respect to any payments not yet made to a Holder by the Company, nothing contained herein shall give any such Holder any rights that are greater than those of a general creditor of the Company.

         14.3 Employees.

                  (a) Engaging in Competition With the Company. In the event a Holder's employment with the Company or a Subsidiary is terminated for any reason whatsoever, and within one year after the date thereof such Holder accepts employment with any competitor of, or otherwise engages in competition with, the Company, the Committee, in its sole discretion, may require such Holder to return to the Company the economic value of any award which was realized or obtained by such Holder at any time during the period beginning on that date which is six months prior to the date of such Holder's termination of employment with the Company.

                  (b) Termination for Cause. The Committee may, in the event a Holder's employment with the company or a Subsidiary is terminated for cause, annul any award granted under this Plan to return to the Company the economic value of any award which was realized or obtained by such Holder at any time during the period beginning on that date which is six months prior to the date of such Holder's termination of employment with the Company.

                  (c) No Right of Employment. Nothing contained in the Plan or in any award hereunder shall be deemed to confer upon any Holder who is an employee of the Company or any Subsidiary any right to continued employment with the Company or any Subsidiary, nor shall it interfere in any way with the right of the Company or any Subsidiary to terminate the employment of any Holder who is an employee at any time.

         14.4 Investment Representations. The Committee may require each person acquiring shares of Stock pursuant to a Stock Option or other award under the Plan to represent to and agree with the Company in writing that the Holder is acquiring the shares for investment without a view to distribution thereof.

         14.5 Additional Incentive Arrangements. Nothing contained in the Plan shall prevent the Board from adopting such other or additional incentive arrangements as it may deem desirable, including, but not limited to, the granting of Stock Options and the awarding of stock and cash otherwise than under the Plan; and such arrangements may be either generally applicable or applicable only in specific cases.

         14.6 Withholding Taxes. Not later than the date as of which an amount must first be included in the gross income of the Holder for Federal income tax purposes with respect to any option or other award under the Plan, the Holder shall pay to the Company, or made arrangements satisfactory to the Committee regarding the payment of, any Federal, state and local taxes of any kind required by law to be withheld or paid with respect to such amount. If permitted by the Committee, tax withholding or payment obligations may be settled with Common Stock, including Common Stock that is part of the award that gives rise to the withholding requirement. The obligations of the Company under the Plan shall be conditioned upon such payment or arrangements and the Company or the Holder's employer (if not the Company) shall, to the extent permitted by law, have the right to deduct any such taxes from any payment of any kind otherwise due to the Holder from the Company or any Subsidiary.

         14.7 Governing Law. The Plan and all awards made and actions taken thereunder shall be governed by and construed in accordance with the laws of the State of Nevada (without regard to choice of law provisions).

         14.8 Other Benefit Plans. Any award granted under the Plan shall not be deemed compensation for purposes of computing benefits under any retirement plan of the Company or any Subsidiary and shall not affect any benefits under any other benefit plan now or subsequently in effect under which the availability or amount of benefits is related to the level of compensation (unless required by specific reference in any such other plan to awards under this Plan).

         14.9 Non-Transferability. Except as otherwise expressly provided in the Plan, no right or benefit under the Plan may be alienated, sold, assigned, hypothecated, pledged, exchanged, transferred, encumbranced or charged, and any attempt to alienate, sell, assign, hypothecate, pledge, exchange, transfer, encumber or charge the same shall be void.

         14.10 Applicable Laws. The obligations of the Company with respect to all Stock Options and awards under the Plan shall be subject to (i) all applicable laws, rules and regulations and such approvals by any governmental agencies as may be required, including, without limitation, the Securities Act of 1933, as amended, and (ii) the rules and regulations of any securities exchange on which the Stock may be listed.

         14.11 Conflicts. If any of the terms or provisions of the Plan or an Agreement (with respect to Incentive Stock Options) conflict with the requirements of Section 422 of the Code, then such terms or provisions shall be deemed inoperative to the extent they so conflict with the requirements of said
Section 422 of the Code. Additionally, if this Plan or any Agreement does not contain any provision required to be included herein under Section 422 of the Code, such provision shall be deemed to be incorporated herein and therein with the same force and effect as if such provision had been set out at length herein and therein. If any of the terms or provision of any Agreement conflict with any terms or provision of the Plan, then such terms or provision shall be deemed inoperative to the extent they so conflict with the requirements of the Plan. Additionally, if any Agreement does not contain any provision required to be included therein under the Plan, such provision shall be deemed to be incorporated therein with the same force and effect as if such provision had been set out at length therein.

         14.12 Non-Registered Stock. The shares of Stock to be distributed under this Plan have not been, as of the Effective Date, registered under the Securities Act of 1933, as amended, or any applicable state or foreign securities laws and the Company has no obligation to any Holder to register the Stock or to assist the Holder in obtaining an exemption from the various registration requirements, or to list the Stock on a national securities exchange.

                                   SCHEDULE T

                               INSURANCE POLICIES

                                       OF

                                WEBX MEDIA, INC.

                                      None

                                   SCHEDULE U

                                    CUSTOMERS

                                       OF

                                WEBX MEDIA, INC.

                                      None

                                   SCHEDULE V

                              LICENSES AND PERMITS

                                       OF

                                WEBX MEDIA, INC.

                                      None

                                LICENSE AGREEMENT

         This License Agreement (this "Agreement") is made effective as of the 6th day of September, 1994 between

CORTISOL MEDICAL RESEARCH, INC. (CMR), of Las Vegas, Nevada, a Nevada Corporation and STEROIDEGENESIS INHIBITORS, INC., a Nevada Corporation.

HERETO, the parties agree as follows:

                                GRANT OF LICENSE

         In consideration of 5,100,000 shares of STEROIDEGENESIS INHIBITORS, INC. Common Stock, a 3-5% licensing fees on ANTICORT net sales (on a sliding scale), and $250,000 to be paid, if and when STEROIDEGENESIS INHIBITORS, INC. would successfully conclude a private/IPO financing of 5MM or more, CORTISOL MEDICAL RESEARCH, INC. grants to STEROIDEGENESIS INHIBITORS, INC. exclusive, world wide license to ANTICORT, an anti-AIDS drug, developed by CMR, together with all technology, and the know-how related to the use of ANTICORT.

                                    PATENT(S)

         STEROIDEGENESIS INHIBITORS, INC., at its own expense, shall file and pursue patent(s) application(s) on ANTICORT, which said patent(s) to be issued in DR. ALFRED T. SAPSE'S name, but to be used by STEROIDEGENESIS INHIBITORS, INC. for the duration of said patents, or seventeen years after the issuance of the patents.

                               TRANSFER OF RIGHTS

         This Agreement shall be binding on any successors of the parties.

                                ENTIRE AGREEMENT

         This Agreement contains the entire agreement of the parties and there are no other promises or conditions in any other agreement whether oral or written. This Agreement supersedes any prior written or oral agreements between the parties.

                                    AMENDMENT

         This Agreement may be modified or amended, if the amendment is made in writing and is signed by both parties.

                                  SEVERABILITY

         If any provision of this Agreement shall be held to be invalid or unenforceable for any reason, the remaining provisions shall continue to be valid and enforceable. If a court finds that any provision of this Agreement is invalid or unenforceable, but that by limiting such provision it would become valid or enforceable, then such provision shall be deemed to be written, construed, and enforced as so limited.

                           WAIVER OF CONTRACTUAL RIGHT

         The failure of either party to enforce any provision of this Agreement shall not be construed as a waiver or limitation of that party's right to subsequently enforce and compel strict compliance with every provision of this Agreement.

                                 APPLICABLE LAW

         This Agreement shall be governed by the laws of the State of Nevada.


/s/ XXXXXXXXXXX                             /s/ XXXXXXXXXXX
--------------------------------            ------------------------------------
for Cortisol Medical Research               for Steroidogenesis Inhibitors, Inc.

                                   SCHEDULE D

                              LEASES AND CONTRACTS
                                       OF
                        STEROIDOGENESIS INHIBITORS, INC.

                             1. LICENSING AGREEMENT
                                 CORTISOL - SII

                                LICENSE AGREEMENT

         This License Agreement (this "Agreement") is made effective as of the 6th day of September, 1994 between

CORTISOL MEDICAL RESEARCH, INC. (CMR), of Las Vegas, Nevada, a Nevada Corporation and STEROIDEGENESIS INHIBITORS, INC., a Nevada Corporation.

HERETO, the parties agree as follows:

                                GRANT OF LICENSE

         In consideration of 5,100,000 shares of STEROIDEGENESIS INHIBITORS, INC. Common Stock, a 3-5% licensing fees on ANTICORT net sales (on a sliding scale), and $250,000 to be paid, if and when STEROIDEGENESIS INHIBITORS, INC. would successfully conclude a private/IPO financing of 5MM or more; CORTISOL MEDICAL RESEARCH, INC. grants to STEROIDEGENESIS INHIBITORS, INC. exclusive, world wide license to ANTICORT, an anti-AIDS drug, developed by CMR, together with all technology, and the know-how related to the use of ANTICORT.

                                    PATENT(S)

         STEROIDEGENESIS INHIBITORS, INC., at its own expense, shall file and pursue patent(s) application(s) on ANTICORT, which said patent(s) to be issued in DR. ALFRED T. SAPSE'S name, but to be used by STEROIDEGENESIS INHIBITORS, INC. for the duration of said patents, or seventeen years after the issuance of the patents.

                               TRANSFER OF RIGHTS

         This Agreement shall be binding on any successors of the parties.

                                ENTIRE AGREEMENT

         This Agreement contains the entire agreement of the parties and there are no other promises or conditions in any other agreement whether oral or written. This Agreement supersedes any prior written or oral agreements between the parties.

                                    AMENDMENT

         This Agreement may be modified or amended, if the amendment is made in writing and is signed by both parties.

                                  SEVERABILITY

         If any provision of this Agreement shall be held to be invalid or unenforceable for any reason, the remaining provisions shall continue to be valid and enforceable. If a court finds that any provision of this Agreement is invalid or unenforceable, but that by limiting such provision it would become valid or enforceable, then such provision shall be deemed to be written, construed, and enforced as so limited.

                           WAIVER OF CONTRACTUAL RIGHT

         The failure of either party to enforce any provision of this Agreement shall not be construed as a waiver or limitation of that party's right to subsequently enforce and compel strict compliance with every provision of this Agreement.

                                 APPLICABLE LAW

         This Agreement shall be governed by the laws of the State of Nevada.

/s/ XXXXXXXXXX                              /s/ XXXXXXXXXX
--------------------------------            ------------------------------------
for Cortisol Medical Research               for Sreroidogenesis Inhibitors, Inc.

                                   SCHEDULE B
                          EXCLUSIVE LICENSING AGREEMENT

THIS AGREEMENT made by and between the parties herein below, to wit:

As Parties of the First Part:

         STEROIDOGENESIS INHIBITORS, INC., a Corporation incorporated under the laws of the State of Nevada, and having its principal office and place of business at 2001 E. Flamingo Blvd., Suite 100-B, Las Vegas, Nevada 89119, USA (hereinafter simply called "SI"), and DR. ALFRED T. SAPSE, (hereinafter simply called "SAPSE") (SI and SAPSE collectively referred to as the "Developers")

As a Party of the Second Part:

         STEROIDOGENESIS INHIBITORS CANADA INC., a Corporation incorporated under the laws of the Province of Alberta, Canada, and having its principal office and place of business at Suite 1002, Park Plaza, 10611
         - 98 Avenue, Edmonton, Alberta, T5K 2P7, Canada, herein represented by its Director President, Ms. Anne Ryan (hereinafter simply called "SI Canada").

WHEREAS:

1. SI is engaged in the development, manufacture and sales of certain pharmaceutical products, having successfully developed a product designated ANTICORT, for AIDS treatment, including all technical knowledge necessary for its production in commercial scale;

2. SI Canada is engaged in the marketing of medical hospital, dental and laboratory products and is capable of carrying out the marketing of ANTICORT;

3. SI Canada is desirous of obtaining an exclusive license to manufacture, use, distribute and sell ANTICORT;

NOW THEREFORE, in consideration of mutual covenants and agreements herein contained, the Parties have agreed as to a license based on the following clauses and conditions:

1 INTERPRETATION

1.1 Definitions

      Unless otherwise stated, in this Agreement:

      1.1.1 "Agreement" means this technology license agreement, together with any amendments to or replacements of this technology license agreement;

      1.1.2 "Effective Date" means the 10th day of February, 1996;

      1.1.3 "Improvements" shall mean any future improvements, innovations, inventions, modifications, designs, plans, drawings, specifications, techniques, processes, data and technical information, whether patented or unpatented, made or acquired by the Developers during the term of this Agreement relevant to the use of, or the manufacture of the Products;

      1.1.4 "Methods and Technical Know-how" shall mean all information, processes, knowledge and experience of a technical and commercial nature, including trade secrets and the Specifications relating to techniques for the use of, or methods of or practices in the use of, or the manufacture of the Products;

      1.1.5 "Parties" means the Developers and SI Canada;

      1.1.6 "Patent Rights" means all issued patents, as well as any pending applications and includes all reissues, renewals, extensions, divisions, continuations and continuations-in-part related thereto, wherever filed or obtained, covering the Technology or the Products or any method, technique or process which may be practiced using the Technology or the Products. A list of all issued patents and pending applications as at the Effective Date is set forth in Schedule A;

      1.1.7 "Products" shall mean ANTICORT and any cortisol treatment related products developed by the Developers as Improvements;

      1.1.8 "Proprietary Information" means any information, including know-how, show-how, confidential and other trade secret information, developed or owned by the Developers relating to the design, manufacture, operation or use of the Technology or the Products and not generally known to others in the industry or readily ascertainable by proper means which gives the Products an advantage over other competitors. Proprietary Information shall not include information which:

            (a) at the time of its disclosure is already part of the public knowledge;

            (b) after disclosure hereunder, becomes part of the public knowledge by publication or otherwise through no fault of SI Canada;

            (c) prior to the time of disclosure hereunder, was received by SI Canada in writing from a third party who had a lawful right to disclose it and who did not require SI Canada to hold it in confidence; or

            (d) after the time of disclosure hereunder was received by SI Canada in writing from a party who had a lawful right to disclose it and who did not require SI Canada to hold it in confidence.

      1.1.9 "Proprietary Marks" means ANTICORT and any other trade names, trade marks and other commercial symbols established by SI related to the Products or the Technology from time to time;

     1.1.10 Specifications" shall mean all specifications, methods, applications, technical data, drawings, adjustment, calibration and testing procedures, criteria, qualities, requirements and all other information in connection with the use of the Technology or the manufacture of the Products published or promulgated by or for the benefit of SI and its licensees, manufacturers, distributors and vendors including any manual, specification booklet, letter, notice, memorandum or other written form from time to time;

     1.1.11 "Technology" means all property forming part of, or existing or arising as a result of, the Patent Rights, the Methods and Technical Know-how, the Proprietary Information, the Specifications and any Improvements;

     1.1.12 "Territory" means Canada, such of the member nations of the British Commonwealth as have been added to the Territory from time to time pursuant to Section 2.3 and any other country in respect of which SI agrees to grant SI Canada the license contained in this Agreement.

1.2 Extended Meaning

      All words importing the singular number shall include the plural and the plural the singular, and all references to gender shall include the male, female and neuter, as the context shall require or imply. A reference to dollars, "$" or amounts of money means lawful money of the United States.

1.3 Articles and Headings

      The division of this Agreement into articles and sections and the insertion of headings are for convenience of reference only and shall not affect the construction or interpretation hereof. A reference to an article or a section number shall, unless otherwise stated, be a reference to an article or section of this Agreement.

1.4 Meaning of Expressions

      "Herein", "hereof" or "hereunder" and similar expressions when used in a section shall be construed as referring to the whole Agreement and not that section only.

1.5 Schedules

      Any schedules attached to this Agreement shall form part of this Agreement.

2 GRANT OF LICENSE

2.1 Authority

      The Developers represent that SI is the owner of the Technology, has the right to license the Technology in the Territory and has not granted to any other person any rights forming part of the Technology in relation to the Territory or any part thereof. SAPSE agrees not to take any steps related to the Technology which would cause SI to be unable to fulfill its obligations under this Agreement.

2.2 SI hereby grants to SI Canada, effective from the Effective Date and continuing throughout the term of this Agreement, the exclusive right and license, upon the terms and conditions herein specified, to manufacture, use, distribute and sell the Products in the Territory, and in connection therewith to use all Technology. Without limiting the generality of the foregoing:

      (a) the licenses granted herein shall not authorize SI Canada to act as the agent or the attorney in fact of the Developers or either of them, and

      (b) the exclusivity rights granted shall prevent the Developers or any person claiming under them other than SI Canada from manufacturing, using distributing or sell the Products in the Territory.

2.3 At any time and from time to time within one year from the Effective Date, SI Canada shall have the option to expand the Territory to include, in addition to Canada, any other country, still available for contractual agreement, which was a member of the British Commonwealth as at the Effective Date. Such option may be exercised by notice to SI of the name of the country to be included in the Territory accompanied by a deposit of $10,000. The total amount payable to SI for the licenses and rights for any country added to the Territory by SI Canada will be the applicable amount stated in Section 4.2. The expansion of the Territory shall be effective as of the date of notice to SI.

2.4 In the event that SI receives a bona fide written offer from a third party to purchase the license rights for any country or countries which are subject to the option rights of SI Canada set out in Section 2.3, SI will have the right to give written notice to SI Canada (including all terms of the written offer) to exercise its option regarding that country or those countries within forty-five
(45) days, failing which SI will be at liberty to sell the license to the third party according to and only according to the terms of the written offer. The price payable by SI Canada in the event SI Canada chose to exercise its option, will be the lesser of the price established by Section 4.2 and the price contained in the third party offer. The appropriate price will be payable on the set terms and conditions as were contained in the written offer.

2.5 SI shall forthwith advise SI Canada in writing, of the sale by SI of a license related to the Technology for any country including all countries not subject to the option.

2.6 Distributors and Sub-manufacturers

      Subject to the following requirements, SI Canada shall have their right to sub-license its rights to manufacture, market, develop and use the Technology and the Products in the Territory and to appoint distributors and sub-manufacturers of the products:

      (a) SI Canada shall not sub-license its rights or appoint any distributor or sub-manufacturer until it has entered into an agreement with the sub-licensee, distributor or sub-manufacturer containing terms and conditions relating to the use and protection of Proprietary Information and the Technology which are substantially the same as the terms and conditions of this Agreement; and

      (b) in the event of a violation by a sub-licensee, distributor or sub-manufacturer of the terms and conditions of an agreement relating to the use and protection of Proprietary Information, SI Canada shall immediately notify SI thereof and SI shall, on request of SI Canada and to the extent permitted by law, be entitled to participate with SI Canada in enforcing any cause of action SI Canada may have in respect of the alleged violation.

SI Canada will be responsible at its expense for preparing and processing any registration it considers desirable to protect its exclusivity related to the Technology in the Territory. The Developers shall promptly execute all documents reasonably necessary to be executed by the owners (or inventors) of the Technology. SI Canada shall have no liability related to any failure on its part to obtain any registration required to protect the Technology or any part thereof from use by others. Nothing in this Section shall restrict the rights of the

3 DURATION

3.1 Subject to earlier termination as provided in this Agreement, the licenses and rights granted to SI Canada pursuant to this Agreement shall continue from creation until the date which is ten (10) years after the date on which the Products have first received all approvals from the appropriate Canadian government authorities required for the sale of the Products as pharmaceutical products in Canada. The licenses and rights granted to SI Canada for any country which forms part of the Territory on the expiry date of the initial term of this Agreement and in which SI Canada (or its sub-licensees or sub-manufacturers or distributors) continues to distribute and sell the Products shall be automatically renewed for a further period of ten (10) years.

4 LICENSE FEES AND ROYALTIES

4.1 The total compensation payable by SI Canada to SI for the licenses and rights granted to SI Canada for Canada pursuant to this Agreement shall be a fee of $200,000, the receipt of which SI acknowledges and the royalty described in
Section 4.3.

4.2 The total compensation payable by SI Canada for any country added to the Territory pursuant to Section 2.3 will be whichever of the following fees is applicable:

    (a)    for Great Britain                    $150,000
    (b)    for any other country                $200,000 or any lesser
                                                amount specified pursuant to the
                                                application of Section 2.4

(provided that there will be deducted from the first country added to the Territory pursuant to Section 2.3 the sum of $30,000) and the royalty described in Section 4.3.

4.3 In addition to the fixed fees referred to in Sections 4.1 and 4.2, SI Canada will pay a variable fee equal to ten (10%) percent of the "manufacturing value" of the sales of Products effected by SI Canada in the Territory. The "manufacturing value" will be the price charged by SI Canada to wholesalers for Products manufactured by or on behalf of SI Canada, excluding any taxes required to be collected or charged by SI Canada in relation to such sale, which will ultimately be sold in the Territory.

4.4 This variable fee will be payable on the 20th day of April, July, October and January of each year and each quarterly payment shall include payment in respect of all sales to wholesalers made in the prior quarter.

4.5 Where any sale is made and SI Canada either is unable to recover payment for Products delivered or subsequently refunds payment due to a problem with the Products delivered, the sale will not be included for the purposes of calculating the variable fee payable and, where payment of the variable fee has already been made relative to that sale, appropriate adjustments will be made on the quarterly account next following the write-off of the receivable or the making of the refund, as they case may be.

4.6 Where a sale is in a currency other than United States dollars, the "manufacturing value" for that sale will be converted to United States dollars using the exchange rate quoted by the Royal Bank of Canada on the business day next following the date of SI Canada's invoice to the wholesaler for the sale.

5 SI'S OBLIGATIONS

5.1 SI will:

(a) supply to SI Canada the Specifications, including without limitation the formula for the Products and all the technical knowledge necessary for the production of the Product and further including laboratory test results, experimental animal tests, clinical use in patients, manufacturing data and manufacturing secrets, as well any Improvements free from any additional remuneration besides that already provided for in his Agreement;

(b) supply technical assistance to any physicians and researchers utilized by SI Canada for clinical tests of the Products in Canada or other countries in the Territory, all in accordance with the parameters of the World Health Organization (WHO);

(c) supply quantities of the Products sufficient for the making of clinical studies by SI Canada in Canada and other countries in the Territory;

(d) supply technical assistance to SI Canada as required to satisfy the requirements of competent health related government departments or ministries in the Territory;

(e) supply, whenever requested by SI Canada, on at least thirty (30) days prior notice, the service of SAPSE for appearances in the Territory for interviews, for meetings with scientists, for lectures to the health authorities, press media, etc. SI Canada will be responsible for all travel expenses and a per diem fee of One Thousand United States Dollars (US $1,000). Such services shall not exceed more than two (2) days per month, unless expressly agreed otherwise by the parties;

(f) supply, whenever requested by SI Canada, and within the reasonable availability of SI's technical team, technical assistance in the Territory with payment of all travel expenses and a fee of Four Hundred United States Dollars (US $400) per man per day;

(g) all reasonable technical assistance and co-operation from the Developers, including without limitation proper completion and execution of applications for patents and trade marks, required to obtain available protection of the Technology in any country in the Territory.

5.2 If, for reasons not attributable to SI Canada, the Technology cannot be protected by appropriate registrations in any country included in the Territory and if as a result SI Canada is not able to enjoy exclusive rights to the manufacture, use, distribution or sale of the Products in that country, SI Canada may terminate the license in relation to that country by notice to SI. In that circumstance SI will refund any fixed fees paid in relation to such license pursuant to Sections 4.1 and 4.2 and will also assume all the expenses of such termination.

6 OBLIGATIONS OF SI Canada

6.1 SI Canada shall:

      (a) be responsible for the making, at its expense, of all clinical testing and documentation required to obtain all approvals required to sell the Products in a country in the Territory by the competent governmental authorities (the approvals in each country being referred to as the "Approval") in the shortest period of time practicable, keeping SI informed on the proceedings and conclusion of all such tests and approval of the Products;

      (b) when an Approval is obtained, begin, within ninety (90) days of the obtaining of the Approval, the production of the Products in accordance with the quality standards prevailing in the pharmaceutical industry in the country in question and in compliance with the Specifications supplied by SI;

      (c) maintain accurate books and records relating to the production, packaging, and shipment of Products, the rejection of Products and the non-payment of Products, as well as any other records required to be maintained by applicable laws or hereunder and shall retain all such records for a period of at least four (4) years;

      (d) prepare and submit to SI, monthly quality control reports as required herein;

      (e) maintain updated records, authorizations, and licenses required by Canadian and foreign legislation for the production and distribution of the Products in the Territory, including ensuring that the appropriate licenses are maintained in good standing by any distributors that SI Canada may retain in any countries within the Territory; and

      (f) promote, at its own expense and to the reasonable satisfaction of SI, the sale of the Products throughout the Territory, including:

            (i) exposing the Products to the medical community and the public and private entities connected with public health,

            (ii) advertising and promoting the sale of the Products and making regular and sufficient contact with the present and future customers of the Products in the Territory, and

            (iii) maintaining adequate sales and warehouse facilities and a sufficient stock of Products to ensure prompt delivery to customers.

7 ACCESS TO SI CANADA'S AND DISTRIBUTOR'S PREMISES

7.1 At all reasonable times and on reasonable prior notice during the term of this Agreement, SI's representatives shall be permitted free access to the premises of SI Canada, its distributors and subcontractors, for inspection purposes so that SI may ascertain whether the production, handling, and storage of the Products are being correctly performed in accordance with the provisions of this Agreement.

8 INDEMNIFICATION WARRANTIES

8.1 SI Canada shall indemnify SI for any costs, expenses, claims or liabilities that the latter may incur as a result of any breach of this Agreement or negligence by SI Canada, its directors, employees or representatives. SI shall immediately communicate to SI Canada notice of any claim or proceeding, whether by court proceedings or otherwise, that may result in civil liability to SI and SI Canada shall, on posting security reasonably sufficient to protect SI relative to such claim or proceeding, be entitled to assume control of the defence and settlement of such claim or proceeding.

8.2 SI shall indemnify SI Canada for any costs, expenses, claims or liabilities that the latter may incur as a result of any breach of this Agreement or negligence by SI, its directors, employees or representatives. SI Canada shall immediately communicate to SI notice of any claim or proceeding, whether by court proceedings or otherwise, that may result in civil liability to SI Canada and SI shall, on posting security reasonably sufficient to protect SI Canada relative to such claim or proceeding, be entitled to assume control of the defence and settlement of such claim or proceeding.

9 USE OF THE TRADEMARK ANTICORT

9.1 While this Agreement is effective, the Products shall always be marketed under the trademark ANTICORT, which is currently under registration in the United States of America, and the registration of which in Canada and the other nations in the Territory shall be undertaken by SI or such other Proprietary Marks as are being used generally by SI in relation to the Products. SI Canada shall indicate on the label of every unit of the Products sold that it is produced under license from SI.

9.2 SI Canada shall refrain from using or permitting its distributors to use any Proprietary Marks as though owned by it or them. The foregoing shall not prevent SI Canada or its authorized distributors from advertising the Products and in connection therewith using the Proprietary Marks then generally being used by SI.

10 TERMINATION

10.1 SI shall have the right to terminate this Agreement and the rights and licences granted hereunder, without prejudice to SI's right to rely on any other legal right or remedy, if any of the following events of default occur:

      (a)   if either SI Canada

            (i) defaults in the due and punctual payment of any amount payable under this Agreement, when and as due; or

            (ii) breaches any of the other terms or conditions of this Agreement; and if in either event the default or breach continues for a period of 45 days after written notice has been given to SI Canada by SI requesting that the default or breach be remedied, or:

      (b) if SI Canada makes or purports to make a general assignment for the benefit of creditors or any proceedings are instituted under any statute relating to insolvency, or bankruptcy of SI Canada, or if a custodian, receiver, manager, trustee or any other person with like powers is appointed to take charge of all or any part of SI Canada's undertaking, business, property or assets.

11 OBLIGATIONS FOLLOWING TERMINATION

11.1 Upon termination of this Agreement for any reason whatsoever, SI Canada shall:

      (a) return to SI all confidential or propriety business or technical material relating to the Products,

      (b) cease using SI's Proprietary Marks and thereafter refrain from holding SI Canada out as a producer or distributor for the Products, and

      (c) comply with the confidentiality obligation prescribed by clause 18 for a minimum of three (3) years after the date of termination.

12 GOVERNING LAW

12.1 This Agreement shall be made and construed in accordance with the laws of Alberta and of Canada and, to decide any dispute that may not be amicably settled by the Parties, the competent civil court of the Province of Alberta is hereby chosen.

13 ENFORCEABILITY

13.1 It is agreed that should any clause of this Agreement be unenforceable or prohibited by law or by any court or tribunal decision, the other clauses and conditions shall be valid and enforceable. In the event such court decision involves a partial alteration of any provision hereof, then such clause shall be amended, and is hereby amended, so as to be in compliance with the said legislation or court decision, without prejudice to the other clauses and conditions, which will remain valid and enforceable.

14 COMPLIANCE WITH LOCAL LAWS

14.1 SI Canada shall perform its obligations hereunder in full compliance with applicable local laws and regulations. SI Canada shall be responsible for any non-compliance of the Products with any local laws and regulations, SI Canada shall be responsible for notifying SI, as soon as reasonably possible after becoming aware of the same, of any laws or regulations, whether in effect or proposed, which may adversely affect the obligations and the rights of SI or SI Canada or the sale of the Products in the Territory.

15 NO ASSIGNMENT

15.1 SI Canada shall be entitled to contract with public or private research institutes or organizations to conduct the clinical trials and research necessary to obtain all approvals of the Products required, as well as with foundations of national renown and governments for the due sponsorship and financing of such trials and research, but shall remain in any event always responsible to SI with respect to the faithful performance of this Agreement. Subject to Section 2.6, SI Canada cannot assign this Agreement to any other person without the prior approval to such assignment by SI which approval shall not be unreasonably or arbitrarily withheld.

16 AMENDMENTS

16.1 This Agreement cannot be amended or altered except by a written instrument signed by the Parties. All waivers of any rights under this Agreement must also be in writing and will only apply to the extent specified.

16.2 If any of the Parties believe the Agreement should be amended to further the mutual obligations of the parties, it may advise the others of any changes proposed and upon receipt of such a proposal, the Parties agree to discuss the same in good faith.

17 NOTICES

17.1 Any notice or notification, order, instruction or other document to be delivered or supplied pursuant to the terms hereunder shall be in writing and shall be deemed to have been given if personally delivered or mailed by prepaid registered mail or faxed to:

     If to SI or SAPSE, when addressed to:
             2001 E. Flamingo Blvd., Suite 100-B
             Las Vegas, Nevada 89119
             U.S.A.
             Attention: Dr. Alfred T. Sapse, President
             Fax:(702) 737-7016

     If to SI Canada, when addressed to:
             Suite 1002, Park Plaza
             10611 - 98 Avenue
             Edmonton, Alberta
             T5K 2P7, Canada
             Attention: Mrs. Anne Ryan, President
             Fax: (403) 922-4489

17.2 Any notice delivered personally shall be deemed to be received when left during normal business hours at the address specified above, any notices sent by prepaid registered mail shall be deemed to have been received on the third (3) business day following posting and any notice sent by fax will be deemed to be received on the next business day. Either party shall be entitled to change its address for notice to such other address as may be substituted from time to time by notice in writing to the other.

18 FORCE MAJEURE

18.1 Neither Party shall be liable to the other for any failure to perform or delay in the performance of, its obligations hereunder, nor be deemed to be in breach of this Agreement if such failure or delay has arisen from "Force Majeure". "Force Majeure" means circumstances and conditions beyond the control of the party affected thereby which render it impossible for such party to fulfill its obligation under this Agreement or which will delay such fulfillment. Force Majeure shall include, but not be limited to, the following matters: war; acts of foreign enemy; civil war; earthquake; flood, fire or other natural physical disaster, strike or lock-out. Shortages of labour, materials, transportation or utilities shall not constitute Force Majeure unless caused by circumstances which are themselves Force Majeure. Lack of finances or inability to perform because of the financial condition of a party shall not constitute Force Majeure.

18.2 If either Party is prevented from, or delayed in, performing any of its obligations under this Agreement by Force Majeure, such party shall as soon as possible notify the other party of the circumstances constituting Force Majeure and of the obligations the performance of which will thereby be delayed or prevented and the party giving the notice shall thereupon be excused the performance or punctual performance, as the case may be, of such obligations for the period of time directly attributable to such prevention or delay.

19 CONFIDENTIALITY

19.1 SI Canada undertakes to maintain all Proprietary Information strictly confidential, and shall not reveal Proprietary Information to third parties, except and to the extent required by law or by court decision, or as necessary to enable SI Canada, its employees, subcontractors and sub-licensees to perform obligations under this Agreement or to manufacture, use, distribute or sell the Products within the Territory.

19.2 SI Canada shall procure from its employees, subcontractors and sub-licensees written commitments whereby they will undertake to abide by this confidentiality obligation.

     Being thus in full agreement, the Parties cause this Agreement to be executed in four (4) counterparts of equal tenor, by their duly authorized legal representatives.

In Las Vegas, Nevada:
Date: February 10, 1996
      -----------------------------------------


STEROIDOGENESIS INHIBITORS, INC.

Per: /s/ Alfred T. Sapse
    -------------------------------------------
    Alfred T. Sapse, M.D., President


ALFRED T. SAPSE

In Edmonton, Alberta:
Date: February 10, 1996
      -----------------------------------------


STEROIDOGENESIS INHIBITORS CANADA INC.

Per: /s/ Anne Ryan
     ------------------------------------------
     Anne Ryan, President

                                Agreement Between

THIS AGREEMENT made by and between the parties herein below, to wit

                     STEROIDOGENESIS INHIBITORS CANADA INC.

Suite 1002, Park Plaza, 10611 - 98 Avenue, Edmonton, Alberta, T5K 2P7, Canada - (herein simply called SI Canada)

                                       AND

                         STEROIDOGENESIS INHIBITORS INC.
        2001 E Flamingo Blvd., Suite 100B, Las Vegas, Nevada, 89119, USA
                         (Hereinafter simply called SI)

WHEREAS: SI Canada has not, on the date below, finalized its payment for license to SI, the following terms, which the above parties agreed to, will apply:

1. Not withstanding the signatures of a certain Schedule B "Exclusive Licensing Agreement" between SI and SI Canada of February 10, 1996, SI Canada would pay to SI the amount of US $90,000 still owed by SI Canada to SI on or before March 31, 1996. Failure to pay these funds by March 31, 1996 will invalidate the whole and entire Schedule B "Exclusive Licensing Agreement".

2. Upon final payment, SI (Sapse) will release the Specifications, Improvements, Methods and Technical Know-how, Proprietary Information, and Technology to SI Canada who will hold these items in a secured location, in accordance with the non-disclosure terms stated in the licensing agreement, until they are required for Product production.

Date February 10, 1996

Steroidogenesis Inhibitors Canada Inc.       Steroidogenesis Inhibitors Inc.


Per: /s/ Anne Ryan                               Per: /s/ Alfred T. Sapse
     ---------------------------------            ----------------------------
     Anne Ryan, President                         Dr. Alfred T. Sapse, President

                                    AGREEMENT

                                     between

As parties to the first part:

          STEROIDOGENESIS INHIBITORS INC., a Corporation incorporated under the laws of the state of Nevada, having its principal office and place of business at 2001 E. Flamingo Blvd., Suite 100-B, Las Vegas, Nevada, 89119, USA (hereinafter called "SI") and DR. ALFRED T. SAPSE, (hereinafter called "SAPSE"). (SI and SAPSE collectively referred to as the "Developers")

                                       and

As parties of the second Part:

          STERIODOGENESIS INHIBITORS CANADA INC., a Corporation incorporated under the laws of the Province of Alberta, Canada, and having its principal office and place of business at Suite #48, 240 - Baseline Road, Sherwood Park, Alberta, T8H IS8, Canada, herein represented by its Director, President and CEO, Mr. Warren Jackson (hereinafter simply called "SI Canada").

WITH REFERENCE to:

                                  AMENDMENT TO

                    SCHEDULE B, EXCLUSIVE LICENSING AGREEMENT
                    "Effective Date, 10th of February, 1996"

THIS AGREEMENT made by and between the parties herein below to wit:, that in consideration of this Amendment, it is agreed that:

1. SI Canada will pay to SII, $50,000.00 USD, (fifty thousand dollars), upon the signing of the Amendment to the Schedule B, Exclusive Licensing Agreement, "Effective Date, 10th of February, 1996".


                                     1 of 2

2. SI Canada will pay to SI, an additional payment of $50,000.00 USD, (fifty thousand dollars), this payment to be "Payment in Full", five to ten business days after SI Canada is a Publicly Traded Company, trading on the Alberta Stock Exchange. Failure to do so, will bring about the cancellation of the AMENDMENT to SCHEDULE B, EXCLUSIVE LICENSING AGREEMENT, effective date 10th of February, 1996, between SI Canada and SI, USA.

3. England, New Zealand, Australia and Brienic are four countries exempt from the Commonwealth Countries referred to in Section 2.3 of SCHEDULE B, EXCLUSIVE LICENSE AGREEMENT, Dated 10th of February, 1996, as an optional country for inclusion into the Territory of SI Canada.

4. SI will provide to SI Canada a signed letter, on SI letterhead, stating the approximate dollar value spent to date on the development of ANTICORT up to the IND Approval to test stage.

5. SI will provide to SI Canada proof of Patent or Patent Pending protection in the various countries applied for.

      Being this in full agreement, the parties cause this Agreement to be executed in four (4) counterparts of equal tenor, by their duty authorized legal representatives.

      In Las Vegas, Nevada, Dated: July 7, 1997,


      STERIODOGENESIS INHIBITORS INC.

      Per:  /s/ Alfred T. Sapse
           ----------------------------------------
           Alfred T. Sapse, M.D., President


      STERIODOGENESIS INHIBITORS CANADA INC.

      Per: /s/ Warren Jackson
          ----------------------------------------
          Warren Jackson, President & CEO


                                     2 of 2

                                  AMENDMENT TO
                                   SCHEDULE B

                          EXCLUSIVE LICENSING AGREEMENT
                    "Effective Date, 10th of February, 1996"

THIS AGREEMENT made by and between the parties herein below to wit:

As parties to the first part:

            STEROIDOGENESIS INHIBITORS INC., a Corporation incorporated under the laws of the state of Nevada, having its principal office and place of business at 2001 E. Flamingo Blvd., Suite 100-B, Las Vegas, Nevada, 89119, USA (hereinafter called "SI") and DR. ALFRED T. SAPSE, (hereinafter called "SAPSE"). (SI and SAPSE collectively referred to as the "Developers")

As parties of the second Part:

            STERIODOGENESIS INHIBITORS CANADA INC., a Corporation incorporated under the laws of the Province of Alberta, Canada, and having its principal office and place of business at Suite #48, 240 - Baseline Road, Sherwood Park, Alberta, T8H 1IS8, Canada, herein represented by its Director, President and CEO, Mr. Warren Jackson (hereinafter simply called SI Canada").

                            AMENDMENT TO SECTION 2.3

IT IS AGREED that section 2.3 of this agreement be amended to:

2.3 At any time from time to time within one year from the date of the drug approval, SI Canada shall have the option to expand the Territory to include, in addition to Canada, any other country still available for contractual agreement which was a member of the British Commonwealth as at the Effective Date. Such option may be exercised by notice to SI of the name of the country to be included


                                     1 of 2
in the Territory accompanied by a deposit of $10,000. The total amount payable to SI for the licenses and rights for any country added to the Territory by SI Canada will be the applicable amount stated by Section 4.2 The expansion of the Territory shall be effective as of the date of notice to SI.

Being this in full agreement, the parties cause this Amendment to be executed in four (4) counterparts of equal tenor, by their duly authorized legal representatives.

In Las Vegas, Nevada:

Date: July 7, 1997
      ---------------------------------------


STERIODOGENESIS INHIBITORS INC.

 Per:  /s/ Alfred T. Sapse
        ----------------------------------------
        Alfred T. Sapse, M.D., President

ALFRED T. SAPSE


STERIODOGENTESIS INHIBITORS CANADA INC.

   Per: /s/ Warren Jackson
        ----------------------------------------
        Warren Jackson, President & CEO

WARREN JACKSON


                                     2 of 2

                              CONSULTING AGREEMENT

                  THIS CONSULTING AGREEMENT (hereinafter "Agreement") is made this 15th day of July, 1998, by and between Performance Strategies, Inc., a Colorado corporation (hereinafter "Consultant"), whose principal place of business is 9861 Titan Park Circle, Littleton, Colorado 80125 USA, and Steroidogenesis Inhibitors International, (hereinafter "Client"), whose principal place of business is 2001 E. Flamingo Blvd., Suite 100B, Las Vegas, NV 89119.

                                    RECITALS

                  WHEREAS, Consultant is willing and capable of providing, on a "best efforts" basis, various consulting and financial public relations services for and on behalf of Client in connection with Client's interactions with broker-dealers, shareholders and members of the general public (collectively herein, the "Services"); and

                  WHEREAS, Client desires to retain Consultant as an independent contractor to provide Client the Services, and Client desires to be retained in, said capacity, upon the terms and conditions hereinafter set forth;

                  NOW THEREFORE, for and in consideration of the mutual promises and covenants contained herein, and for other good and valuable consideration the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

            1. Engagement. Client, upon the terms and conditions set forth herein engages Consultant to perform and render such services of an advisory or consultative nature in order to inform the brokerage community, Client's shareholders and the general public concerning financial public relations and promotional matters relating to Client and its business. Consultant promises and agrees to perform and render the Services upon the terms and conditions set forth herein and any and all such necessary, convenient and incidental work and services required to provide said Services on a "best efforts" basis.

            2. Scope of Consultant's Services. It is the intention of the parties that Consultant will gather readily available and known public information relating to Client and confer with the officers and directors of Client in an effort to consolidate the information obtained into a summary form for dissemination to interested parties. It is further intended that Consultant will then distribute such information concerning Client to registered representatives of broker-dealers and other persons, legal and natural, whom Consultant determines, in its sole discretion, are capable of effectively disseminating such information to the general public. Consultant shall not provide any investment advice or recommendations, either express or implied, regarding Client to any third parties; rather, Consultant will focus on contacting persons and entities, generally via telephone communications, print media, and person-to-person meetings, in order to familiarize said third parties with the information concerning Client which Consultant has collected and is otherwise available to the general public. Consultant shall not disseminate any information concerning client without the express written authorization of Client. Consultant agrees to submit written drafts of any and all such information to the Client for Client's review and comment prior to dissemination by Consultant. Client agrees to diligently review each such draft on a timely basis, to expeditiously provide written comments to Consultant and to authorize the release of such information by Consultant when deemed appropriate by Client in its sole and absolute discretion. Under no circumstances shall Client authorize the dissemination of any information by the Consultant that contains any misstatement of a material fact or that omits to state any material fact that is necessary to make any of the statements made, in light of the circumstances under which they are made, not misleading.

            3. Independent Contractor. Consultant agrees to perform the Services pursuant to this Agreement as an independent contractor, according to its own manner and methods not inconsistent with the provisions herein, and without direction and control of Client. Consultant, solely and exclusively, will employ, direct, supervise, discharge, and fix the compensation, working conditions and practices of its employees, be responsible for their payment and will comply with all laws relating to such payment of employees. Consultant will provide, at its sole expense, Employer's Liability and Workers' Compensation insurance for all of its employees together with any other form of insurance required by law to be provided for the protection of its employees. Further, Consultant, solely and exclusively, shall be responsible for paying all taxes, including insurance and contributions for social security and unemployment, and self-employment taxes, which are measured by wages, salaries, or other renumerations paid to Consultant's owners, directors, officers, shareholders, employees, agents, or representatives, levied under existing laws, rules, or regulations. Consultant, solely and exclusively, shall be responsible for, and shall exercise complete control of its employees in all matters, disputes or grievances arising out of or in any way connected with Consultant's operations.

            4. Third Party Work of Consultant. Although Consultant may choose to only perform work solely for Client for a defined period, nothing contained herein shall be interpreted or construed, expressly or by implication, as preventing Consultant from entering into similar agreements with others, or holding itself out to the public as available to engage in such agreements with others. Consultant shall notify Client of its performance of consulting services for third parties which could conflict with Consultant's obligations under this Agreement. Upon receiving such notice from Consultant, Client may terminate this Agreement by notice in writing or consent to Consultant's outside consulting activities. Client's failure to terminate this Agreement shall constitute Client's ongoing consent to Consultant's outside consulting activities.

            5. Term of Agreement. This Agreement shall be in full force and effect, unless earlier terminated pursuant to the termination provisions provided herein, for an initial term of six (6) months commencing July 15, 1998 and terminating January 14, 1999. This Agreement may be extended for additional renewal terms of six (6) months each upon such terms as may be agreed between the parties in writing.

            6. Time, Place and Manner of Performance. Consultant shall be available for advice and counsel to the officers and directors of Client at such reasonable and convenient times and places as may be mutually agreed upon in writing between the parties. Notwithstanding the foregoing, Consultant shall, in its sole discretion, allocate the amount of time required to provide any specific service to Client.

       IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed in several counterparts, by their respective, corporate, partnership or business officers or owners, as the case may be, thereunto duly authorized, as of the day and year first written above.

PERFORMANCE STRATEGIES, INC.                    STEROIDOGENESIS INHIBITORS INC.


By: /s/ Charles E. Jordan                       By: /s/ Alfred Sapse
   ------------------------------                  ----------------------------
   Charles E. Jordan, President                 Dr. Alfred Sapse, President

                                                SUBJECT TO BOARD
                                                OF DIRECTORS APPROVAL

                              CONSULTING AGREEMENT

            This Agreement is effective as of the 17th day of December, 1998, by and between Steroidogenesis Inhibitors International, a Nevada corporation (the "Company"), and The Augustine Equity Fund, a Canadian corporation (the "Consultant").

            WHEREAS, the Company is a publicly held company; and

            WHEREAS, the Company desires to retain the Consultant to provide certain services for the Company, as more particularly described in this Agreement.

            NOW, THEREFORE, in consideration of the mutual covenants and promises contained herein, the receipt and sufficiency of which is hereby acknowledged, the parties hereby agree as follows:

            1. Duties and Involvement.

                  a. The Company hereby engages Consultant to provide recommendations concerning the Company's capital structure and methods of obtaining capital on a debt or equity basis; recommend and implement a plan to increase investor and broker-dealer awareness of the Company; to review, recommend, and assist in the implementation of broker and investor relations programs; and assist in the preparation for and format of due diligence meetings with brokers.

                  b. Consultant acknowledges that neither it nor any of its employees or affiliates is an officer, director, or agent of the Company, that in rendering advice or recommendations to the Company it is not and will not be responsible for any management decisions on behalf of the Company, and that it is not authorized or empowered to commit the Company to any recommendation or course of action. The Company represents that Consultant does not have, through stock ownership or otherwise, the power to control the Company nor to exercise any dominating influence over its management.

            2. Term. This Agreement shall continue for three (3) years from the date first above written.

            3. Compensation.

                  a. As consideration for the services to be provided by Consultant to the Company, the Company hereby issues and sells to the Consultant or its designees One

Hundred Thousand (100,000) shares of the Company's common stock, par value $.0001, in accordance with and pursuant to the exemption from registration available under Regulation D, Rule 504, promulgated under Section 3(b) of the Securities Act of 1933, as amended.

                  b. The compensation payable to Consultant under Section 3.a. hereof shall be Consultant's sole compensation and payment for the services to be rendered by Consultant pursuant to this Agreement, and Consultant shall be responsible for, and shall itself pay, the out-of-pocket expenses of Consultant related to the performance of Consultant's services hereunder.

            4. Services Not Exclusive. Consultant shall devote such of its time and effort as may be necessary to the discharge of its duties hereunder. The Company acknowledges that Consultant is engaged in other business activities and that it will continue such activities during the term of this Agreement. Consultant shall not be restricted from engaging in other business activities during the term of this Agreement.

            5. Confidentiality. Consultant acknowledges that it will have access to confidential information regarding the Company and its business. Consultant agrees that it will not, during or subsequent to the term of this Agreement, divulge, furnish, or make accessible to any person (other than with the written permission of the Company) any knowledge or information or plans of the Company with respect to the Company or its business, including, but not limited to, the products of the Company, whether in the concept or development stage or being marketed by the Company on the effective date of this Agreement or during the term hereof.

            6. Investment Representation

                  Access to Information. The Company represents and warrants that it has provided Consultant access to all information available to the Company concerning its condition, financial and otherwise, its management, its business and its prospects. The Company represents that it has provided Consultant with a copy of the Company's private placement memorandum dated February 27, 1998, together with the Company's unaudited financial statements for the nine months ended September 30, 1998. Consultant acknowledges that it is aware that because of the Company's financial position, the nature of the Company's business and products in development, the shares sold to Consultant as compensation hereunder involve a high degree of risk. Consultant further represents that it and its advisors have been afforded the opportunity to discuss the Company with the Company's management and to ask such questions of them as it has deemed necessary.

The Company represents that it has provided and will continue to provide Consultant with any information or documentation necessary to verify the accuracy of the information contained in the documents described in this Section 6.

            7. Assignment. This Agreement may not be assigned by either party hereto without the written consent of the other but shall be binding upon the successors of the parties; provided, however, that Consultant shall have the right to sell or assign the shares sold hereby in accordance with prevailing securities laws.

            8. Arbitration. Any dispute arising between the Company and Consultant arising out of or related to this Agreement or breach thereof shall be settled by arbitration, which shall be conducted in Las Vegas, Nevada. Any award made by such arbitrators shall be binding and conclusive for all purpose thereof, may include injunctive relief as well as orders for specific performance, and may be entered as a final judgment in any court of competent jurisdiction. No arbitration arising out of or relating to this Agreement shall include, by consolidation or joinder or in any other manner, parties other than the Company or Consultant and other persons substantially involved in common questions of fact or law whose presence is required if complete relief is to be afforded in arbitration. The cost and expenses of such arbitration shall be borne in accordance with the determination of the arbitrators and may include reasonable attorney's fees. Each party hereby further agrees that service of process may be made upon it by registered or certified mail or personal service at the address provided for herein.

            9. Notices. All notices required or permitted to be given under this Agreement shall be in writing and shall be deemed to have been duly given: (i) when delivered personally to the party to be notified; or (ii) three (3) business days after deposited in the U.S. or Canadian mail, postage paid via registered or certified mail, return receipt requested. Notices to the Company shall be addressed to its president at its principal executive office and to the Consultant at the address set forth beneath the signature line, or to such other addresses as either party may designate upon at least ten days' notice to the other party.

            10. Governing Law. This Agreement shall be construed by and enforced in accordance with the laws of the State of Nevada.

            11. Entire Agreement. This Agreement contains the entire understanding and agreement between the parties. There are no other agreements, conditions or representations, oral or written, express or implied, with regard thereto. This Agreement may be amended only in writing signed by both parties.

            12. Non-Waiver. A delay or failure by either party to exercise a right under this Agreement, or a partial or single exercise of that right, shall not constitute a waiver of that or any other right.

            13. Headings. Headings in this Agreement are for convenience only and shall not be used to interpret or construe its provisions.

            14. Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same agreement.

            15. Binding Effect. The provisions of this Agreement shall be binding upon the parties, their successors and assigns.

            16. Severability. If any provisions of this Agreement except paragraphs 1 and 3, or application thereof to any person or circumstance, shall be deemed or held to be invalid, illegal or unenforceable to any extent, the remainder of this Agreement shall not be affected and the application of such affected provision shall be enforced to the greatest extent possible under law.

            IN WITNESS WHEREOF, the parties hereto have executed and delivered this Agreement be effective as of the day and year first above written.

ATTEST:                               STEROIDOGENESIS INHIBITORS
                                      INTERNATIONAL, a Nevada
                                      Corporation

______________________________        By:____________________________________
                                              Alfred T. Sapse, President


ATTEST:                               THE AUGUSTINE EQUITY FUND


______________________________        By:____________________________________
                                                              (Title)

                                    AGREEMENT

            THIS AGREEMENT is made and entered into this 5th day of March, 1999, by and between AIDS RESEARCH Alliance (ALLIANCE), a California nonprofit public benefit corporation having an office at 621A North San Vicente Boulevard, West Hollywood, California 90069, and Steroidogenesis Inhibitors International Corporation (SII), a Nevada corporation having an office at 2001 E. Flamingo Road, Suite 100-B, Las Vegas. NV 89119.

I. Purpose

            This agreement is intended to enable Alliance and SII to obtain an initial evaluation, through a trial to be conducted by Alliance in accordance with a protocol that has been approved by both parties, of the positive and negative effects on human subjects of an experimental drug developed by SII and known as Anticort. SII will provide sufficient quantities of Anticort for the trial. Alliance will conduct and compile the results of the trial in accordance with this agreement and the protocol.

II. Anticort Trial Protocol

            The Anticort trial shall be conducted in accordance with this agreement and the protocol (the Protocol) approved by both Alliance and SII attached as Exhibit A hereto. No modification, revision or amendment to the Protocol shall be valid or effective for any purpose unless in writing and duly executed by both Alliance and SII in the same manner as the Protocol attached as Exhibit A hereto.

III. Delivery of Anticort

            Throughout the course of the trial, SII shall deliver to Alliance such quantities of Anticort as are, in the judgment of Alliance, sufficient to enable Alliance to conduct the trial in accordance with the Protocol. All Anticort delivered to Alliance shall have been manufactured, finished and filled in accordance with the Good Manufacturing Practice regulations promulgated by the United States Food and Drug Administration in Title 21 of the Code of Federal Regulations, and packaged in a condition that permits consumption by humans in accordance with all applicable laws and regulations of the State of California.

IV. Implementation of the Protocol

      (a) Upon receipt of Anticort from SII in accordance with Section III Alliance shall, subject to sections IV and XI, make all reasonable efforts to implement the Protocol.

            SII shall consult and cooperate with Alliance on all aspects of and at all times during the course of the Anticort trial.

      (b) SII shall be responsible for payment of the costs of conducting the Anticort trial in accordance with this section IV and section XI. Alliance and SII agree that, based on the best information available to each of them as of the execution of this agreement, the total costs of the Anticort trial are, unless adjusted or revised in accordance with paragraph (c) of this section IV, not expected to exceed the amount shown on the budget attached as Exhibit B to this agreement. SII shall, upon execution of this agreement, pay to Alliance the sum of $226,885.75, representing an initial installment payment of thirty-five percent (35%) of the total costs projected in the attached budget. The balance of the budget amount shall be placed in an escrow account at the bank of Alliance's direction. Interest earned while the funds are in the escrow account shall accrue to the benefit of SII. Funds may be withdrawn from the escrow account by Alliance in the amount equal to the percentage of such costs, as adjusted or revised pursuant to paragraph (c) of this section IV upon reaching the milestones indicated in the following table:

                                                 Amount (unless
Installment            % of Total              budget amended per
  Number                 Budget                    section IV)                    Due Upon
--------------------------------------------------------------------------------------------------
                                                                         Enrollment of the first
     2                     5%                      $32,412.25            cohort of patients (the
                                                                         first dose level of the
                                                                         study - per the protocol)
--------------------------------------------------------------------------------------------------
                                                                         Completion of Week 4
     3                     5%                      $32,412.25            (Day 21) of the first
                                                                         cohort.
--------------------------------------------------------------------------------------------------
                                                                         Enrollment of the second
     4                     5%                      $32,412.25            cohort of patients (the
                                                                         second dose level of the
                                                                         study - per the protocol)
--------------------------------------------------------------------------------------------------
                                                                         Completion of Week 4
     5                     5%                      $32,412.25            (Day 21) of the second
                                                                         cohort.
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------

                                                                         Enrollment of the third
     6                     5%                      $32,412.25            cohort of patients (the
                                                                         third dose level of the
                                                                         study - per the protocol)
--------------------------------------------------------------------------------------------------
                                                                         Completion of Week 4
     7                     5%                      $32,412.25            (Day 211) of the third
                                                                         cohort.
--------------------------------------------------------------------------------------------------
                                                                         Enrollment of the fourth
     8                     5%                      $32,412.25            cohort of patients (the
                                                                         fourth dose level of the
                                                                         study - per the protocol)
--------------------------------------------------------------------------------------------------
                                                                         Completion of Week 4
     9                     5%                      $32,412.25            (Day 21) of the fourth
                                                                         cohort.
--------------------------------------------------------------------------------------------------
                                                                         Completion of Week 11
    10                     10%                     $64,824.5             (Day 70) of all patients
                                                                         in all four cohorts.
--------------------------------------------------------------------------------------------------
                                                                         Delivery of all study data
 11 (final)                10%                     $64,824.5             and the study report, as
                                                                         provided for in the
                                                                         Protocol.
--------------------------------------------------------------------------------------------------

            (c) The amount of costs projected in the budget may be adjusted or revised at such times and in such amounts as may be agreed upon by Alliance and SII in connection with any modification, revision or amendment to the Protocol. Study participants who drop out of the study prior to completion will be replaced with additional participants. Such replacements, if there are any, shall increase the budget accordingly. Alliance shall be paid on a pro-rata basis for any participants who drop out of the study, pursuant to the visit-based, line-item budget. Any augmentations to the budget necessitated by the replacement of drop-outs shall be paid in the 10th installment, prior to the final delivery of the study data and study report.

            (d) SII may rely on the clinical study monitor hired by SII to monitor this study to verify that budget milestones have been reached.

V. Representations and Warranties By SII

            SII hereby represents and warrants to Alliance that it has clear and unencumbered legal right and title to the use of Anticort, and that the delivery to Alliance of Anticort and the use of Anticort pursuant to this agreement does not and will not constitute a breach, infringement or other invasion of the rights of any other individual, corporation or other entity to own, license, exploit, possess or use for any purpose Anticort or any other substance, product or tangible thing which any third party may claim Anticort is derived from or is in any way related to.

VI. Audits or Investigations

            For a period commencing with the execution of this agreement and continuing through the end of the fifth anniversary of the date on which the administration of Anticort to a human subject during the Anticort trial last occurred, Alliance and SII each agree to notify the other within three business days of the receipt of any inquiry from, or notice of an audit or investigation of the Anticort trial by, any federal, state or local regulatory or enforcement agency, and shall consult with each other prior to responding to any such inquiry, audit or investigation.

VII. Ownership and Publication of Data, Results and Papers

            (a) Subject to paragraphs (b), (c) and (d) of this section VII, all writings of any kind and description delivered by either party to the other concerning Anticort, or containing data from or results of the Anticort trial, shall be owned by the author thereof and shall not be disclosed or delivered to any third party for any purpose, other than pursuant to an order from a court of competent jurisdiction, without the express written consent of the owner.

            (b) Notwithstanding paragraph (a) of this section VII, Alliance or SII may prepare formal research papers concerning the Anticort trial on a joint or independent basis provided, however, (i) that each party shall provide due credit for and acknowledgment of the role played by the other in the design and implementation of the Anticort trial, (ii) that each party preparing a paper on an independent basis shall provide the other with thirty (30) calendar days notice in advance of the initial submission thereof, on a formal or informal basis, to a publication, academic institution, professional society or other organization and shall, upon request by written notice received at least three
(3) calendar days prior to the date for such initial submission, permanently delete from the manuscript of such paper all reference to or credit for the participation of the other party and (iii) upon request by written notice from SII to Alliance of an intent to file a patent application for or in any way relating to Anticort. Alliance shall delay the initial submission of any paper for a period of ninety (90) days from receipt of such notice.

            (c) Notwithstanding paragraph (a) of this section VII, each party may, upon the express written consent of the other party, disclose the existence of the Anticort trial and the participation of the other party therein through one or more communications to third parties.

            (d) Notwithstanding paragraph (a) of this section VII, Alliance expressly acknowledges and agrees that any and all patents, patent applications, intellectual property and any and all inventions, discoveries, indications, treatments, improvements, new technologies or other developments, whether patentable or unpatentable and regardless of whether copyrightable (the "Discoveries"), resulting from or arising out of the Anticort trial shall at all times be and remain the sole and exclusive property of SII, and that Alliance and its employees or agents shall execute and deliver to SII all instruments required to confirm, convey or assign exclusive ownership of the Discoveries in or to SII. SII hereby grants to Alliance a royalty-free nonexclusive right to use the Discoveries in the course of the Anticort trial and in any research undertaken by Alliance in the future on a nonprofit basis, and to publish its findings with respect thereto in accordance with paragraph (b) of this section VII.

VIII. Indemnification

            SII and Alliance shall each indemnify, defend and save harmless the other, and the directors, officers, employees and agents thereof, from and against any and all liability, losses, damages errors and omissions and/or expense arising from or relating to the Anticort trial, including, but not limited to, defense costs and legal fees, as follows:

            (a) SII shall indemnify Alliance from and against all claims for damages for personal injury arising from, resulting or allegedly resulting from the Anticort trial including, without limitation, bodily injury, emotional distress, death, or other personal injury of any kind or description provided that such personal injury is not attributable to the negligence or wrongful act of Alliance or its agents and employees. Negligence or wrongful act shall include the conduct of research contrary to the Protocol in one or more material respects.

            (b) Alliance shall indemnify SII from and against all claims for damages for personal injury arising from, resulting or allegedly resulting from the Anticort trial attributable to the negligence or wrongful act of Alliance or its agents and employees including, without limitation, bodily injury, emotional distress, death, or other personal injury of any kind or description. Negligence or wrongful act shall include the conduct of research contrary to the Protocol in one or more material respects.

            (c) SII shall indemnify Alliance from and against all claims by third parties for damages for or injunction against property damage arising from, resulting or allegedly resulting from the Anticort trial including, without limitation, any past, present or future damage to any property belonging to or in the care, custody or control of Alliance, SII or any third party, including physical damage to or loss of real property or tangible personal property, or any past, present or future damage to or impairment of intangible property, including intellectual property protected or allegedly protected by patent, patent pending, trademark, copyright or common law or any claim of right under a patent, patent pending, trademark, copyright or common law.

            (d) SII shall indemnify Alliance from and against all claims or expenses in or arising from any civil or criminal proceeding or inquiry brought or commenced by any governmental agency arising from or relating to the Anticort trial, unless such claims or proceedings arise from or are attributable to the negligence or wrongful act of Alliance or its agents or employees. Negligence or wrongful act shall include the conduct of research contrary to the Protocol in one or more material respects.

IX. Disclaimer of Alliance Liability

            SII agrees that Alliance, and the directors, officers, employees or agents of Alliance, shall not be liable to and owe no duty to SII for any losses incurred by SII and the directors, officers, employees or agents of SII resulting from or incurred under this agreement including, without limitation, bodily injury, death, personal injury, or any past, present or future damage to any property, including physical damage to or loss of property belonging to SII while such property is in the care, custody or control of Alliance, or any past, present or future damage to or impairment of intangible property, including intellectual property protected or allegedly protected by patent, patent pending, trademark, copyright or common law or any claim of right under a patent, patent pending, trademark, copyright or common law.

X. Insurance

            Alliance and SII each hereby represent and warrant to the other that it currently maintains comprehensive general liability insurance, including errors and omissions or professional malpractice liability insurance, in the amounts of not less than $1,000,000 per occurrence and $2,000,000 aggregate. Without limiting the indemnification obligations of each party pursuant to section VIII, or the disclaimer of Alliance liability pursuant to section IX, each of Alliance and SII shall, for a period of two years commencing with the execution of this agreement, (i) maintain insurance coverage at or above the current occurrence and aggregate limits of the policies specified in the first sentence of this section IX and (ii) obtain endorsements naming the other as an additional insured under each such policy.

XI. Termination

            Either Alliance or SII may, at any time, advise the other by written notice that implementation or completion of the Protocol, or performance of this agreement, has become impossible due to circumstances beyond the control of the party giving such notice. This agreement and the Anticort trial shall terminate thirty (30) calendar days following such notice. In the event of termination pursuant to this section XI, the obligations of Alliance shall be limited to (i) returning to SII all Anticort then currently in the possession of Alliance, (ii) executing and delivering to SII all instruments required to effect compliance by Alliance with its obligations pursuant to paragraph (d) of section VII and (iii) providing SII with copies of all papers, tapes, disks, diskettes or other tangible materials currently in its possession that would have been provided to, or would have become the basis for other papers to be provided to, SII pursuant to section VII of this agreement and the Protocol provided, however, that Alliance shall have no obligation to create or in any way edit any papers, tapes, disks, diskettes or other tangible documents, writings or other materials. In the event of termination pursuant to this section XI, Alliance shall be entitled to payment for, and SII shall pay within ten (10) business days of receipt of an invoice therefor, all direct and indirect costs actually incurred by Alliance in connection with the Anticort trial which, as of the date of termination, remain unreimbursed through one or more of the installments already paid by SII pursuant to section IV. Alliance and SII expressly agree and acknowledge that, notwithstanding the termination of this agreement pursuant to this section XI, the provisions of sections VI, VIII, X and XI shall survive and remain in effect in accordance with their respective terms.

XII. Use of Parties Names

            Alliance and SII will obtain prior written permission from each other before using the name, symbols and/or trademarks of the other party in any form of publicity. This shall not include legally required disclosure by Alliance or SIT that identifies the existence of this Agreement.

XIII. Waivers

            No waiver by either party of a breach of any provision of this agreement shall constitute a waiver of any other breach of such provision. Failure of either party to enforce at any time, or from time to time, any provision of this agreement shall not be construed as a waiver thereof.

XIV. Entire Agreement and Construction With Protocol

            This agreement shall constitute the complete and exclusive statement of the understanding of the parties concerning their respective rights and obligations arising from, relating to or concerning the Anticort trial. In the event of any conflict or inconsistency between this agreement and the Protocol, the provisions of this agreement shall govern and shall be given conclusive effect.

XV. Modifications

            No modification, amendment, waiver or release of any provision of this agreement or of any right, obligation, claim or cause of action arising hereunder shall be valid or binding for any purpose unless in writing and duly executed by both Alliance and SII in the same manner as this agreement.

XVI. Governing Law

            This agreement shall be governed by and construed in accordance with the laws of the State of California.

XVII. Notices

            All notices by either party to the other hereunder, including notice of a change in the address information set forth below, shall be in writing and shall be delivered either by first class mail, postage prepaid, or by facsimile transmission during regular weekday business hours which shall be effective only upon receipt by the sender of confirmation by telephone of the date and time of receipt thereof from a full time employee of the recipient, and shall be addressed as follows:

          Alliance:    AIDS RESEARCH Alliance
                       Attention: Gregory Britt, CEO
                       621A North San Vicente Boulevard
                       West Hollywood, CA 90069
                       Fax: (310) 358-2431

          SII:         Steroidogenesis Inhibitors International Corporation
                       Attention: Alfred Sapse, M.D.
                       President
                       2001 Flamingo Road, Suite 100-B
                       Las Vegas, NV 89119
                       Fax: (702) 733-9505

         IN WITNESS WHEREOF, each of Alliance and SII have caused this agreement to be subscribed in its behalf by its duly authorized officer on the day, month and year first above written.

          AIDS RESEARCH ALLIANCE                    SII CORPORATION

          By /s/ Gregory S. Britt                   By /s/ Alfred Sapse, M.D.
             ---------------------                     -----------------------
             Gregory S. Britt                          Alfred Sapse, M.D.
             Chief Executive Officer                   President

                                 LEXXUS CAPITAL
                        405 Lexington Avenue, 47th Floor
                            New York, New York 10174
                                  212-972-3350

                              CONSULTING AGREEMENT

This agreement ("Agreement") is entered into, this 14th day of May, 1999 between Steroidogenesis Inhibitors, International ("Company") and Lexxus ("Consultant").

WHEREAS, Consultant has experience in corporate acquisitions, corporate finance, financial public relations, and knowledge in the development of secondary trading markets and

WHEREAS, the Company desires to engage Consultant to assist in raising capital through the Public Markets, developing secondary trading markets for the Company's securities, and for advice on financial public relations and investment banking matters.

NOW THEREFORE, the Company and Consultant agree as follows:

1. CONSULTANT'S SERVICES

Consultant will provide the Company consulting service for one year in connection with the following matters:

o Assist in compiling such financial information along with any other "due diligence" information that may be required to assist the Company in raising Equity Capital.

o Assist in raising capital for the purpose of implementing the Company's transitional and organizational business plan.

o Assume responsibility for communications and correspondence with brokers, money Managers, and Investors as it relates to corporate developments.

o     Develop additional brokers relations program.

o Provide sponsorship for the Company at Regional Investment Banker Syndicate seminars and other Broker Dealer sponsorship meetings, as it is mutually agreeable between the Company and the Consultant.

o Consult with the Company about it's present and future securities structure. o Provide additional guidelines regarding stock distribution and shareholder relations program.

o Assist in coordination of financial public relations, including the delivery of one CFA report to the Company.

o Assist in writing and/or editing all new announcements and vetting them to the shareholders, and appropriate wire services as well as the public at large.

o Participate in and coordinate road trips for Company executives to provide introductions and information to brokers, investment bankers, financial analysts, and money managers about the Company.

o Develop Broker Database followed by other "target" areas as considered beneficial by the Company.

o Five Thousand dollars ($5,000.00) per month as a monthly retainer, payable in cash or free trading stock, at the option of the Company.

o A ten percent Consulting Fee for any financing provided in the Company, plus up to 3% in unaccountable expenses; or a five percent override for the introduction of Financing through a Broker or as Investment Banker. The 10 per cent commission can be paid in either cash or stock, or a combination thereof, as determined by the consultant.

o     Reimbursement of expenses on a Pre-approved basis by the CEO.

o Reimbursement of reasonable out of pocket expenses incurred by Consultant in performance of the services contemplated by this Agreement.

o An incentive stock option, to be discussed as it relates to the Company's reporting status with the SEC; i.e. based on the current availability, while the Company is nonreporting and after fully reporting status is achieved.

3. INDEMNIFICATION

The Company agrees to indemnify and hold harmless Consultant and their agents and employees against any losses, claims, damage or liabilities, joint or several, to which Consultant or any other such person may become subject, under the Act or otherwise, insofar as such losses, claims, damages or liabilities (or actions, suits or proceedings in respect thereof) arise out of or are based upon any untrue statement or alleged untrue statement of any material, or arising out of or based upon the omission or alleged omission to state therein or necessary to make the statements therein not misleading and will reimburse Consultant or any such other person for any such legal or other expenses reasonably incurred by Consultant or any such person in connection with investigation or defending any such loss, claim, damage, liability or action, suit or proceeding provided, however, that the Company will not be liable in any such case to the extent that any such loss, claim damage or liability arises out of or is based upon an untrue statement or alleged untrue statement in, or omission or alleged omissions in reliance upon and in conformity with written information furnished to the Company by Consultant specifically for use in preparations thereof. This Indemnity agreement will be in addition to any liability which the Company may otherwise have.

Consultant will indemnify and hold harmless the Company, each of it's directors, each of it's officers, or persons, if any, who control the Company within the meaning of the Act against any losses, claims, damages or liabilities to which the Company or any such other person may become subject, under the Act or otherwise, insofar as such losses, claims, damages, or liabilities to which the Company or any such other person may become subject, under the Act or otherwise, insofar as such losses, claims, damages, or liabilities (or actions, suits, or proceedings in respect thereof) arise out of or are based upon any untrue statement or alleged untrue statement of any material fact that may arise out of or are based upon the omission to state therein a material fact that may arise out of or are based upon the omission or the alleged omission to state therein a material fact required to be stated therein or necessary to make the statement therein not misleading, in each case to the extent, but only to the extent, that such untrue statement or alleged untrue statement or omission or alleged omissions in reliance upon and in conformity with written information furnished in the Company by the Consultant specifically for use in the preparation thereof and will reimburse any legal or other expenses reasonably incurred by the Company or any such other person in connection with investigating or defending any such loss, claim, damage, liability, or action, suit or proceeding. This Indemnity Agreement will be in addition to any liability which the Consultant might have.

Promptly after receipt by an indemnified party under this section of notice of the commencement of any action, suit or proceeding, such indemnified party will, if a claim in respect thereof is to be made against an indemnifying party under this section, notify the indemnifying party of the commencement thereof: But the omission to so notify the indemnifying party will not relieve it from any liability which it may have to any indemnified party otherwise than under this section. In any case such action, suit or proceeding is brought against any indemnified party and it notifies the indemnifying party of the commencement thereof, the indemnifying party will be entitled to participate therein, and to the extent may wish jointly with any other indemnifying party similarly notified, to assume the defense thereof, with counsel satisfactory to such indemnified party, and after notice from the indemnifying party to such indemnifying party will not be liable to such indemnified party under this section for any legal or other expenses subsequently incurred by such indemnified party in connection with the defense thereof other than reasonable cost of investigation.

4. TERMINATION

This Agreement may be terminated by mutual agreement of the parties at any time or by either party on thirty days written notice to the other party. The provisions on Indemnification shall survive any termination of the Agreement by either party.

5. COMPLETE AGREEMENT: MODIFICATION

This Agreement together with it's Exhibits, constitute the entire understanding of the parties with respect to the matters it purports to cover, and no promise, representation, or warranty other than those set out herein, shall be of any force or effect. No modification or amendment of this Agreement shall be of any force unless reduced to writing, signed by all of the record shareholders, and deposited with the Corporation.

6. DESCRIPTIVE HEADINGS

The Descriptive Headings of this Agreement are for convenience only and shall not control or affect the meaning or construction of any provision of this Agreement.

7. COUNTERPARTS

This Agreement may be executed in any number of counterparts, and each such counterpart hereof shall be deemed to be an original instrument, but all such counterparts together shall constitute but one Agreement.

8. GOVERNING LAW AND VENUE

The interpretation and construction of this Agreement shall be governed by the laws of the state of New York for the contracts made and to be performed in New York. All obligations under this Agreement to purchase or sell shares or to give notices for performance will be in New York, New York.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of this date first set forth herein.

Company _____________________            Consultant: _______________________

By: _________________________            By: _______________________________

Date: _______________________            Date: _____________________________