Form 10QSB
period 2000-03-31
STEROIDOGENESIS INHIBITORS INTERNATIONAL INC
filed 2000-05-15
CIK 1057377

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

            (Mark One)

                |X| QUARTERLY REPORT PUSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2000

                 TRANSITION REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from____to ____

                         Commission File Number 0-26775

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                               88-0384037
- -------------------------------                                --------------
(State or other jurisdiction of                                (IRS. Employer
 incorporation or organization)                              Identification No.)

101 Convention Center Dr. Suite 310                                 89109
-----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number: 702-735-7001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

The number of shares of Common Stock outstanding as at May 12 was: 17,331,863 Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                        TABLE OF CONTENTS

 Consolidated, Interim Balance Sheets as of March 31, 2000,
          & 1999 (Unaudited).                                               3

 Consolidated Interim Statements of Operations for the period from Inception (September 5, 1994) to March 31, 2000, and the Three Months Ended

          March 31, 2000 & 1999 (Unaudited).                                4

 Consolidated Interim Statements of Stockholders' Equity

           (Deficit) for the period from Inception
           (September 5, 1994) to March 31, 2000 (Unaudited).               5


 Consolidated Interim Statements of Cash Flows for the period from Inception (September 5, 1994) to March 31, 2000 and for the Three Months Ended

          March 31, 2000 & 1999 (Unaudited).                                6

 Notes to Interim Financial Statements.                                     7-12

                          PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The information required is attached.





                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED, INTERIM BALANCE SHEETS
                                   (UNAUDITED)
                              March 31, 2000 & 1999

                                        ASSETS                            2000           1999
                                                                       ------------   ------------

CURRENT ASSETS:
Cash                                                                 $     189,855  $       3,562
Note receivable-related party (note 8)                                      17,522         14,298
                                                                       ------------   ------------
                                                                           207,377         17,860
                                                                       ------------   ------------

FIXED ASSETS:
Furniture & fixtures, at cost                                               47,062         29,217
Accumulated depreciation                                                   (18,897)       (11,993)
                                                                       ------------   ------------
                                                                            28,165         17,224
                                                                       ------------   ------------

OTHER ASSETS:
Patent registration costs                                                   55,547         35,418
Purchased  technology rights, net of accumulated
    amortization of $26,334 & $ 15,437 (notes 1&2)                          82,635         93,532
Deposits                                                                    15,720
Other                                                                        2,000         30,006
                                                                       ------------   ------------
                                                                           155,902        158,956
                                                                       ------------   ------------

TOTAL ASSETS                                                         $     391,444  $     194,040
                                                                       ============   ============

                                        LIABILITIES

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                $     404,066  $      17,431
Short term borrowing                                                        50,000
Due to related parties                                                     145,000
                                                                       ------------   ------------
                                                                           599,066         17,431
LONG-TERM LIABILITIES
Convertible debentures, net of discount                                                   119,351
Deferred revenue (note 4)                                                  250,000        250,000
                                                                       ------------   ------------
                                                                           849,066        386,782
                                                                       ------------   ------------
COMMITMENTS (note 5)

SHAREHOLDERS' EQUITY:
Common stock, 25,000,000 share authorized at .001 par,
     16,564,716 issued and outstanding (note 7)                             16,565         10,686
Common stock reserved for conversion of parent's stock                         107            123
Paid in capital in excess of par, net of offering costs                  5,883,642      4,518,068
Accumulated deficit                                                      (6,357,936)   (4,721,619)
                                                                       ------------   ------------
                                                                          (457,622)      (192,742)
                                                                       ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $     391,444  $     194,040
                                                                       ============   ============


See accompanying notes to the consolidated, interim financial statements (unaudited).



                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED, INTERIM STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
        FROM INCEPTION (SEPTEMBER 5, 1994) AND FOR THE THREE MONTHS ENDED
                              MARCH 31, 2000 & 1999






                                                                       From
                                                                     09/05/94
                                                                       To
                                                                     03/31/00            2000             1999
                                                                   --------------   ---------------   -------------


REVENUES:                                                        $        50,000  $              0  $            0
                                                                   --------------   ---------------   -------------


EXPENSES:

Research & development                                                   908,351           250,750         226,886
Interest                                                                  14,945             1,000             156
General & administrative                                               5,438,480           287,781         348,137
Depreciation and amortization                                             46,160             4,727           4,017
                                                                   --------------   ---------------   -------------
                                                                       6,407,936           544,258         579,196
                                                                   --------------   ---------------   -------------

Net loss                                                         $    (6,357,936) $       (544,258) $     (579,196)
                                                                   ==============   ===============   =============


Earnings per share:
             Basic                                               $         (0.78) $          (0.05) $        (0.06)
                                                                   ==============   ===============   =============

             Diluted                                             $         (0.78) $          (0.05) $        (0.06)
                                                                   ==============   ===============   =============



Weighted average number of shares outstanding:

             Basic                                                     8,146,971        10,507,298      10,219,300

             Diluted                                                   8,148,464        10,540,631      10,219,300









See  accompanying  notes  to  the  consolidated,  interim  financial  statements (unaudited)





                  STEROIDOGENESIS INHIBITORS INTERNATIONS, INC.
                          (A DEVELOPMENT STATE COMPANY)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

              FROM INCEPTION (SEPTEMBER 5, 1994) TO MARCH 31, 2000

                                                           Shares
                                      Number    Par Value  Reserved                           Total                   Total
                                        of      Common     for           Paid in              Paid in    Retained    Shareholders'
                                      Shares    Stock      Conversion    Capital   Warrants   Capital    Earnings    Equity
                                   ----------  ---------   ----------   ---------  --------  ---------- -----------  -------------

Inception at September 5, 1994              0   $          $            $          $         $          $            $          0

Shares issued for cash, net of
  offering costs                    6,085,386        609                  635,481               635,481                   636,090
Warrants issued for cash                                                             5,000        5,000                     5,000
Shares issued as compensation for
  services                            714,500         71                1,428,929             1,428,929                 1,429,000

Loss,  from inception through
 12/31/96                                                                                                (2,152,843)   (2,152,843)
                                  -----------   --------   -----------  ---------  -------   ----------  -----------  ------------
December 31, 1996                   6,799,886        680                2,064,410    5,000    2,069,410  (2,152,843)      (82,753)

Issuance of stock, prior to
  acquisition                         206,350         21                  371,134              371,134                    371,155

Acquisition of subsidiary for
  stock (note 2)                    1,503,000        150                   46,545               46,545                     46,695

Recapitalization (note 2)
Shares of parent redeemed, par
  value $.0001                     (8,509,236)      (851)                     851                  851                          0
Shares of public subsidiary
   issued, par value $.001          7,689,690       7690         820       (8,510)              (8,510)                         0

Loss, development stage, 1997                                                                              (979,635)     (979,635)
                                  -----------   --------   -----------  ---------  -------   ----------  -----------  ------------

December 31, 1997                   7,689,690      7,690         820    2,474,430    5,000    2,479,430  (3,132,478)     (644,538)

Conversion of parent's shares         696,022        696        (696)                                                           0
Shares issued for cash to public,
  net of offering costs               693,500        694                  605,185               605,185                   605,879
Shares issued in cancellation of
  debt                                525,000        525                  524,475               524,475                   525,000
Shares issued as compensation
  (note 7)                            400,000        400                  349,600               349,600                   350,000

Loss, development stage, 1998                                                                            (1,009,945)   (1,009,945)
                                  -----------   --------   -----------  ---------  -------   ----------  -----------  ------------

December 31, 1998                  10,004,212     10,005         124    3,953,690    5,000    3,958,690  (4,142,423)     (173,604)

Conversion of parent's shares          13,000         13         (13)                                 0                         0
Shares issued in cancellation of
  debt                                 30,000         30                   29,970                29,970                    30,000
Shares issued  to public, net of
  offering                             45,000         45                   41,367                41,367                    41,412
Shares issued as compensation
  (note 7)                          3,569,250      3,569                  462,113               462,113                   465,682
Shares issued pursuant to
  convertible debentures:                                                                                                       0
Detachable warrants issued (note 7)                                                152,125      152,125                   152,125
Detachable warrants exercised
  (note 7)                            100,000        100                  148,900 (149,000)        (100)                        0
Debentures converted to stock
  (note 7)                          1,682,447      1,682                  640,438               640,438                   642,120

Loss, development stage, 1999                                                                            (1,671,255)   (1,671,255)
                                  -----------   --------   -----------  ---------  -------   ----------  -----------  ------------

December 31, 1999                  15,443,909     15,444         111    5,276,478    8,125    5,284,603  (5,813,678)     (513,520)

Conversion of parent's shares           4,000          4          (4)                                 0                         0
Shares issued for cash to public,
  net of offering cost                460,000        460                  113,931               113,931                   114,391
Shares issued in cancellation of
  debt                                400,000        400                  424,600               424,600                   425,000
Shares issued as compensation
  (note 7)                            218,000        218                   60,547                60,547                    60,765
Warrants converted                     38,807         39                    3,086   (3,125)         (39)                        0
                                                                                                      0                         0
Loss, development stage,
  March 31, 2000                                                                                           (544,258)     (544,258)
                                  -----------   --------   -----------  ---------  -------   ----------  -----------  ------------

March 31, 2000                      16,564,71   $ 16,565   $     107   $5,878,642  $ 5,000   $ 5,883,64  $(6,357,936  $  (457,622)
                                  ===========   ========   =========== ==========  =======   ==========  ===========  ============

 See accompanying notes to the consolidated, interim financial statements (unaudited)





               STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED, INTERIM STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

        FROM INCEPTION (SEPTEMBER 5, 1994) AND FOR THE THREE MONTHS ENDED
                              MARCH 31, 2000 & 1999

                                                                 Inception

                                                                  to 03/31/00      2000           1999
                                                                  -----------      -----          ----

NET CASH USED BY OPERATING ACTIVITIES:

Net loss                                                      $   (6,357,936) $    (544,258) $    (579,196)
Adjustments to reconcile net loss to net cash used in
    operating activities:
             Depreciation and amortization                            46,160          4,727          4,017
             Expenses paid through issuance of stock               2,365,892         60,765        212,906
(Increase) decrease in assets:
             Notes receivable                                        (17,522)        (6,044)        (1,208)
             Prepaids & other current assets                         (17,720)                      (18,477)
Increase (decrease) in liabilities:
             Deferred revenue                                        250,000
             Accounts payable                                        404,066        120,568        (51,474)
                                                                -------------   ------------   ------------

                                                                  (3,327,060)      (364,242)      (433,432)
                                                                -------------   ------------   ------------


NET CASH USED BY INVESTING ACTIVITIES:
Purchase of technology                                              (108,969)
Purchase of furniture and equipment                                  (47,796)
Patent registration costs (note 1.d.1))                              (55,547)
                                                                -------------   ------------   ------------

                                                                    (212,312)             0              0
                                                                -------------   ------------   ------------


NET CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from warrants                                               152,125                       150,000
Proceeds from debentures                                             628,175                       241,500
Proceeds from stock offering, net of costs                         1,773,927        114,391         45,000
Short-term loan proceeds                                           1,175,000        438,000
                                                                -------------   ------------   ------------

                                                                   3,729,227        552,391        436,500
                                                                -------------   ------------   ------------

CHANGE IN CASH                                                       189,855        188,149          3,068
CASH AT BEGINNING OF PERIOD                                                0          1,706            494
                                                                -------------   ------------   ------------

CASH AT END OF PERIOD                                         $      189,855  $     189,855  $       3,562
                                                                =============   ============   ============

NON-CASH FINANCING & INVESTING ACTIVITIES:

Purchase of net, non-cash assets of  subsidiary
     for stock                                                $          195  $           0  $           0
Short-term debt retired through issuance
    of stock                                                  $      980,000  $     425,000  $     525,000

Income taxes and interest paid with cash                                   0              0              0




See  accompanying  notes  to  the  consolidated,  interim  financial  statements (unaudited)

                                      -6-

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

The Company is engaged in securing the patent for a the licensing of a drug called ANTICORT, a trademarked, proprietary drug. The product was developed by Cortisol Medical Research, Inc., the majority shareholder from whom the Company purchased the rights. Anticort was developed for the treatment of disorder and ailments related to cortisol diseases.

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

Management's plans for dealing with the adverse effects of the conditions cited above is to raise working capital through equity financing arrangements. Subsequent to December 31, 1999, the Company entered into a commitment with an investment banker through which up to $2,000,000 will be advanced, collateralized by restricted registered stock. Under the agreement, the advances are converted periodically through the issuance of stock at a discounted market price. Through such, the Company had received advances of $425,000 through March 6, 2000. Furthermore, Management notes that many expenditures can be deferred until funds are available to continue development. While such a strategy would not be preferred due to a competitive market, Management is willing to pursue it if necessary.

Adjustments and disclosures have been made so that the interim financial statements are not misleading.

b. Basis of Consolidation:

The accompanying financial statements include the accounts of STGI and SI. All intercompany balances and transactions have been eliminated in consolidation.

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                      Notes to interim financial statements

The stock exchange occurred October 21, 1997. In accordance with generally accepted accounting principles, the results of WEBX Media, Inc., through the acquisition date are not included in the consolidated operating statements.

c.  Plant, Property, and Equipment:

Fixed assets purchased are recorded at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets. Depreciation expense was approximately $2,003 and $1,278 for the three months ended March 31, 2000 and 1999, respectively.

d. Intangibles:

1) Legal fees associated with registering Anticort, and derivative patents are recorded at cost. Amortization, once the patent is approved, will be calculated using the straight-line method, over the estimated useful lives of the patents.

2) Purchased technology rights are recorded at cost and are being amortized using the straight line method over the estimated useful life of the technology. Amortization of purchased technology was approximately $2,724 for the three months ended March 31, 2000 and 1999, respectively.

e. Earnings per share:

The Company calculates earnings per share in accordance with SFAS 128. At March 31, 2000, there were 100,000 warrants which were potentially dilutive. However, because the Company has had development stage losses, the effect of including these securities would be to reduce the loss per share. Therefore, the security has been deemed non-dilutive.

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

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                      Notes to interim financial statements

The Company has accounted for this transaction as a capital transaction; a retirement of SI shares and issuance of STGI shares (formerly WEBX). Because STGI shares have stated par value of $.001 compared to SI shares at $.0001, the exchange resulted in a reclassification from 'additional paid in capital' to 'par value'.

At the transaction date, approximately 88% of SI's shareholders exchanged SI stock for STGI stock. The Company reserved additional STGI shares to convert the balance of the remaining SI shareholders as they were located. During 1998, an additional 10% of the shareholders of record at the acquisition date had converted their shares. Such conversion have continued through March 31, 2000.

3. Convertible debentures, detachable warrants, and  debt:

During the three months ended March 31, 2000, the Company borrowed $425,000 under an equity financing arrangement with an investment banker. Under the terms of the facility, the amounts borrowed are collateralized by restricted registered stock, and are periodically repaid through its issuance at a discounted market price. Under such, the $425,000 was retired through the issuance of 400,000 shares. The agreement permits up to $2,000,000 of advances under these terms.

At March 31,2000, the Company had an amount due of $50,000. The loan is due August, 2001, with interest at 8%. Management intends to retire this amount through issuance of stock.

Also, at March 31, 2000, the Company had amounts due from two entities totalling $145,000. These loans are unsecured, due upon demand, and due not accrue interest. One of the loans is from an entity in which a director of the Company has a majority interest. The other is from an entity owned by a family member of the director. The entities have agreed to retire the amounts due through the issuance of stock.

During the three months ended March 31, 1999, the Company raised capital approximating $391,500 through convertible debentureswith detachable warrants. The Company allocated the proceeds between the debentures and the warrants premised upon the difference in the exercise price and the trading price of the stock at the date the warrants were issued. The warrants were redeemed by March 31, 1999, through the issuance of 100,000 shares.

Net debentures of approximately $122,305 were converted by March 31, 1999, through the issuance of 290,924 shares.The outstanding balance of debentures, net of discounts, was $119,351 at March 31, 1999. This amount was converted prior to the due date through stock issued by June 1, 1999.



                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                      Notes to interim financial statements

4. Deferred revenue:

SI received $250,000 from Steroidogenesis Inhibitors Canada, Inc., ( SI- Canada) for a licensing agreement prior to the acquisition date. The licensing agreement has a duration of ten years beginning with the date the drug is approved for use in Canada. Pursuant to the agreement, the Company has agreed to provide assistance in securing such approval.

5. Commitments and Contingencies:

The Company has contracted with the Aids Research Alliance to perform clinical testing required pursuant to the Company's efforts to secure FDA approval for Anticort. Approximately $227,000 of the $650,000 contract was paid during March
1999. By March 31, 2000, an additional $97,000 had been paid.

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

7. Stock transactions:
a. Stock warrants and options:

The Company had outstanding stock options at March 31, 2000 and 1999.

A summary of the status of the Company's outstanding warrants and options at March 31, 2000 and 1999, and changes during the three months ended on those dates is presented below:

                                                                                                  Weighted
                                                                                Weighted           Average
                                                                                 Average         Contractual
                                                                 Shares            Price             Life
                                                              ---------         --------         -----------

    Outstanding & exercisable at
    December 31, 1998                                         1,318,500             4.89          01/15/00

Granted during the three months
    ended 3/31/99                                               100,000              .01          02/01/04

Exercised during the three months
    ended 3/31/99                                              (100,000)             .01          02/01/04
                                                              ---------
Outstanding & exercisable at 03/31/99                         1,318,500           $ 4.89          01/15/00
                                                              =========







                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                      Notes to interim financial statements

During the three months ended March 31, 1999, 100,000 options were issued and exercised. The options were issued with convertible debentures and allocated a value of $149,000.The options' exercise price was $.01/share. At the date of grant, shares were trading for approximately $1.50/share.

                                                                                                  Weighted
                                                                               Weighted           Average
                                                                                Average         Contractual
                                                                Shares            Price             Life

Outstanding & exercisable at
    December 31, 1999                                         150,000              2.65           09/30/01

Exercised during the three months
    ended 3/31/00 (see below)                                 (50,000)              .94           04/01/04
                                                              --------

Outstanding & exercisable at 03/31/00                         100,000            $ 3.50           06/30/00
                                                              ========


The 50,000 detachable warrants exercised during the three months ended March 31, 2000, were issued with convertible debentures in April, 1999. The debentures were subsequently converted. The warrants were allocated a value of approximately $3,125. At the date of issue, shares were trading for approximately $1.00/share. The exercise price is $.9375/share. However, the warrant contains a cashless exercise feature which adjusted the number of shares to be issued dependent upon the market share of the stock. The Company issued 38,807 shares during the three months ended March 31, 2000, in full satisfaction of the 50,000 warrants pursuant to the cashless exercise feature.

b. Stock as compensation:

The Company issues stock for services, valuing such issues premised upon the fair market value of the stock or the services, whichever is more clearly determinable.

During the three months ended March 31, 1999, the Company issued 215,000 shares as compensation valuing such compensation in aggregate at $212,750. During the three months ended March 31, 2000, the Company issued 218,000 shares as compensation valuing such compensation in aggregate at $60,765.

c. Stock option plan

The Company has a stock option plan under which 2,500,000 shares are reserved. At March 31, 2000, no options have been granted pursuant to the plan.

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                      Notes to interim financial statements
8. Related party transactions:

SI purchased the technology rights (Note 1.d.2) from an entity controlled by the president of the Company at the time for $108,968. SI-Canada, subsequent to securing the licensing agreement with the Company (Note 4), issued 300,000 share to the president of the Company at that time.

Also, during the three months ended March 31, 1999 & 2000, consulting fees of $6,000 per quarter were paid to an entity owned by a family member of a director.

At March 31, 2000 and 1999, a director of the Company had been advanced $17,522 and $14,298, respectively. It is scheduled to be repaid during the year ending December 31, 2000.

9. Risks and uncertainties:

Marketability of the product is dependent, among other things, upon securing additional capital to successfully complete the clinical testing of the product, securing FDA approval, and procurement of viable patents.

10. Litigation:

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

The Company will vigorously defend against the suit and is confident regarding the outcome. The Company has countersued seeking termination of the agreement and damages of $15 million.

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

STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
(Registrant)


By: /s/ Alfred T. Sapse,
- -----------------------------
President
(principal executive officer)

Date: May 15, 2000