Form 10QSB
period 2000-06-30
STEROIDOGENESIS INHIBITORS INTERNATIONAL INC
filed 2000-08-14
CIK 1057377

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

            (Mark One)

                |X| QUARTERLY REPORT PUSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 2000

                 TRANSITION REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from____to ____

                         Commission File Number 0-26775

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                                88-0384037
--------------------------------                                --------------
(State or other jurisdiction of                                (IRS. Employer
 incorporation or organization)                              Identification No.)

101 Convention Center Dr. Suite 310                                  89109
-----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number: 702-735-7001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of Common Stock outstanding as at August 11, 2000 was:
23,563,224

Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

                              June 30, 2000 & 1999


                                TABLE OF CONTENTS
                                                                          Page
                                                                         ------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated, Interim Balance Sheets as of June 30, 2000,
         & 1999 (Unaudited).                                                  3

Consolidated Interim  Statements  of  Operations  for
         the period from Inception (September 5, 1994)
         to June 30, 2000,  and the Six Months Ended
         June 30, 2000 & 1999 (Unaudited).                                    4

Consolidated Interim Statements of Stockholders' Equity
         (Deficit) for the period from Inception
         (September 5, 1994) to June 30, 2000 (Unaudited).                    5


Consolidated  Interim  Statements  of Cash  Flows for
         the period from Inception (September 5, 1994)
         to June 30,  2000 and for the Six Months Ended
         June 30, 2000 & 1999 (Unaudited).                                    6

Notes to Interim Financial Statements.                                    7 - 12

Item 2. Managements's Discussion and Analysis or Plan of Operation           13



                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED, INTERIM BALANCE SHEETS
                                   (UNAUDITED)
                              JUNE 30, 2000 & 1999

                                     ASSETS                   2000           1999
                                                          -----------    -----------
CURRENT ASSETS:
Cash                                                      $    38,265    $     1,346
Note receivable-related party (note 8)                              0         11,098
                                                          -----------    -----------
                                                               38,265         12,444
                                                          -----------    -----------

FIXED ASSETS:
Furniture & fixtures, at cost                                  47,062         30,308
Accumulated depreciation                                      (20,900)       (13,347)
                                                          -----------    -----------
                                                               26,162         16,961
                                                          -----------    -----------

OTHER ASSETS:
Patent registration costs                                      59,252         35,418
Purchased  technology rights, net of accumulated
    amortization of $29,058 & $ 18,161 (notes 1&2)             79,911         90,808
Deposits                                                       15,720         15,720
Other                                                               0         11,513
                                                          -----------    -----------
                                                              154,883        153,459
                                                          -----------    -----------

TOTAL ASSETS                                              $   219,310    $   182,864
                                                          ===========    ===========

                                   LIABILITIES

CURRENT LIABILITIES:
Accounts payable                                          $   689,975    $    64,464
Accrued expenses, directors & officers                      1,262,000
Short term borrowing                                          218,531
Due to related parties                                              0
                                                          -----------    -----------
                                                            2,170,506         64,464
LONG-TERM LIABILITIES
Deferred revenue (note 4)                                     250,000        250,000
                                                          -----------    -----------
                                                            2,420,506        314,464
                                                          -----------    -----------
COMMITMENTS (note 5)

SHAREHOLDERS' EQUITY:
Common stock, 25,000,000 share authorized at .001 par,
     17,924,022 issued and outstanding (note 7)                17,924         14,838
Common stock reserved for conversion of parent's stock              0            111
Paid in capital in excess of par, net of offering costs     6,286,809      5,111,476
Accumulated deficit
                                                           (8,505,929)    (5,258,025)
                                                          -----------    -----------
                                                           (2,201,196)      (131,600)
                                                          -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $   219,310    $   182,864
                                                          ===========    ===========



See accompanying notes to the consolidated, interim financial statements (unaudited)



                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED, INTERIM STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
         FROM INCEPTION (SEPTEMBER 5, 1994) AND FOR THE SIX MONTHS ENDED
                               JUNE 30,2000 & 1999

                                                     From
                                                   09/05/94
                                                      To
                                                   06/30/00           2000            1999
                                                 ------------    ------------    ------------

REVENUES:                                        $     50,000    $          0    $     50,000
                                                 ------------    ------------    ------------


EXPENSES:

Research & development                              1,289,370         631,769         236,577
Interest                                               16,045           2,100           6,748
General & administrative                            7,199,627       2,048,928         914,167
Depreciation and amortization                          50,887           9,454           8,110
                                                 ------------    ------------    ------------
                                                    8,555,929       2,692,251       1,165,602
                                                 ------------    ------------    ------------

Net loss                                         $ (8,505,929)   $ (2,692,251)   $ (1,115,602)
                                                 ============    ============    ============


Earnings per share:
              Basic                              $          0    $          0    $      (0.09)
                                                 ============    ============    ============

              Diluted                            $          0    $          0    $      (0.09)
                                                 ============    ============    ============



Weighted average number of shares outstanding:

              Basic                                                                11,757,179

              Diluted                                                              11,773,846




See accompanying notes to the consolidated, interim financial statements (unaudited)



                  STEROIDOGENESIS INHIBITORS INTERNATIONS, INC.
                          (A DEVELOPMENT STATE COMPANY)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

               FROM INCEPTION (SEPTEMBER 5, 1994) TO JUNE 30, 2000

                                                                                             Shares
                                                               Number       Par Value       Reserved
                                                                 of           Common          for          Paid in
                                                               Shares         Stock        Conversion      Capital        Warrants
                                                            -----------    -----------    -----------    -----------    -----------
Inception at September 5, 1994                                        0    $              $              $              $

Shares issued for cash, net of offering costs                 6,085,386            609                       635,481
Warrants issued for cash                                                                                                      5,000
Shares issued as compensation for services                      714,500             71                     1,428,929

Loss,  from inception through 12/31/96
                                                            -----------    -----------    -----------    -----------    -----------
December 31, 1996                                             6,799,886            680                     2,064,410          5,000

Issuance of stock, prior to acquisition                         206,350             21                       371,134

Acquisition of subsidiary for stock (note 2)                  1,503,000            150                        46,545

Recapitalization (note 2)
Shares of parent redeemed, par value $.0001                  (8,509,236)          (851)                          851
Shares of public subsidiary issued, par value $.001           7,689,690           7690            820         (8,510)

Loss, development stage, 1997
                                                            -----------    -----------    -----------    -----------    -----------

December 31, 1997                                             7,689,690          7,690            820      2,474,430          5,000
Conversion of parent's shares                                   696,022            696           (696)
Shares issued for cash to public, net of offering costs         693,500            694                       605,185
Shares issued in cancellation of debt                           525,000            525                       524,475
Shares issued as compensation (note 7)                          400,000            400                       349,600

Loss, development stage, 1998
                                                            -----------    -----------    -----------    -----------    -----------

December 31, 1998                                                               10,005            124      3,953,690          5,000

Conversion of parent's shares                                    13,000             13            (13)
Shares issued in cancellation of debt                            30,000             30                        29,970
Shares issued  to public, net of offering costs                  45,000             45                        41,367
Shares issued as compensation (note 7)                        3,569,250          3,569                       462,113
Shares issued pursuant to convertible debentures:
Detachable warrants issued (note 7)                                                                                         152,125
Detachable warrants exercised (note 7)                          100,000            100                       148,900
Debentures converted to stock (note 7)                        1,682,447          1,682                       640,438

Loss, development stage, 1999
                                                            -----------    -----------    -----------    -----------    -----------

December 31, 1999                                                               15,444            111      5,276,478          8,125

Conversion of parent's shares                                   128,954            129           (111)           (18)
Shares issued for cash to public, net of offering costs         460,000            460                        113,931
Shares issued in cancellation of debt                         1,069,352          1,069                        547,409
Shares issued as compensation (note 7)                          783,000            783                        340,923
Warrants converted                                               38,807             39                          3,086        (3,125)
Warrants expired                                                                                                5,000        (5,000)

Loss, development stage,  June 30, 2000
                                                            -----------    -----------    -----------    -----------    -----------

June 30, 2000                                                              $    17,924    $         0    $ 6,286,809    $         0
                                                            ===========    ===========    ===========    ===========    ===========

                                                               Total                         Total
                                                              Paid in        Retained     Shareholders'
                                                              Capital        Earnings        Equity
                                                            -----------    -----------    -----------

Inception at September 5, 1994                              $              $              $         0

Shares issued for cash, net of offering costs                   635,481                       636,090
Warrants issued for cash                                          5,000                         5,000
Shares issued as compensation for services                    1,428,929                     1,429,000

Loss,  from inception through 12/31/96                                      (2,152,843)    (2,152,843)
                                                            -----------    -----------    -----------
December 31, 1996                                             2,069,410     (2,152,843)      (82,753)

Issuance of stock, prior to acquisition                         371,134                       371,155

Acquisition of subsidiary for stock (note 2)                     46,545                        46,695

Recapitalization (note 2)
Shares of parent redeemed, par value $.0001                         851                             0
Shares of public subsidiary issued, par value $.001              (8,510)                            0

Loss, development stage, 1997                                                 (979,635)      (979,635)
                                                            -----------    -----------    -----------

December 31, 1997                                             2,479,430     (3,132,478)      (644,538)
Conversion of parent's shares                                                                       0
Shares issued for cash to public, net of offering costs         605,185                       605,879
Shares issued in cancellation of debt                           524,475                       525,000
Shares issued as compensation (note 7)                          349,600                       350,000

Loss, development stage, 1998                                               (1,009,945)    (1,009,945)
                                                            -----------    -----------    -----------

December 31, 1998                                             3,958,690     (4,142,423)      (173,604)

Conversion of parent's shares                                         0                             0
Shares issued in cancellation of debt                            29,970                        30,000
Shares issued  to public, net of offering costs                  41,367                        41,412
Shares issued as compensation (note 7)                          462,113                       465,682
Shares issued pursuant to convertible debentures:                                                   0
Detachable warrants issued (note 7)                             152,125                       152,125
Detachable warrants exercised (note 7)                             (100)                            0
Debentures converted to stock (note 7)                          640,438                       642,120

Loss, development stage, 1999                                               (1,671,255)    (1,671,255)
                                                            -----------    -----------    -----------

December 31, 1999                                             5,284,603     (5,813,678)      (513,520)

Conversion of parent's shares                                       (18)                            0
Shares issued for cash to public, net of offering costs         113,931                       114,391
Shares issued in cancellation of debt                           547,409                       548,478
Shares issued as compensation (note 7)                          340,923                       341,706
Warrants converted                                                  (39)                            0
Warrants expired                                                      0              0

Loss, development stage,  June 30, 2000                                     (2,692,251)    (2,692,251)
                                                            -----------    -----------    -----------

June 30, 2000                                               $ 6,286,809    $(8,505,929)   $(2,201,196)
                                                            ===========    ===========    ===========


See accompanying notes to the consolidated, interim financial statements (unaudited)



                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED, INTERIM STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
         FROM INCEPTION (SEPTEMBER 5, 1994) AND FOR THE SIX MONTHS ENDED
                              JUNE 30, 2000 & 1999

                                                         Inception
                                                        to 06/30/00        2000           1999
                                                        -----------    -----------    -----------
NET CASH USED BY OPERATING ACTIVITIES:

Net loss                                                $(8,505,929)   $(2,692,251)   $(1,115,602)
Adjustments to reconcile net loss to net cash used in
    operating activities:
              Depreciation and amortization                  50,887          9,454          8,110
              Expenses paid through issuance of stock     2,678,098        341,706        503,695
(Increase) decrease in assets:
              Notes receivable                              (17,522)        (6,043)         1,792
              Prepaids & other current assets               (15,720)         2,000        (15,720)
Increase (decrease) in liabilities:
              Deferred revenue                              250,000
              Accounts payable & accrued expenses         1,920,610      1,668,376         (4,243)
                                                        -----------    -----------    -----------

                                                         (3,639,576)      (676,758)      (621,968)
                                                        -----------    -----------    -----------


NET CASH USED BY INVESTING ACTIVITIES:
Purchase of technology                                     (108,969)
Purchase of furniture and equipment                         (47,796)        (1,092)
Patent registration costs (note 1.d.1))                     (59,252)        (3,705)
                                                        -----------    -----------    -----------

                                                           (216,017)        (3,705)        (1,092)
                                                        -----------    -----------    -----------


NET CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from warrants                                      152,125        152,125
Proceeds from debentures                                    628,175        430,375
Proceeds from stock offering, net of costs                1,773,927        114,391         41,412
Short-term loan proceeds                                  1,339,631        602,631
                                                        -----------    -----------    -----------

                                                          3,893,858        717,022        623,912
                                                        -----------    -----------    -----------

CHANGE IN CASH                                               38,265         36,559            852
CASH AT BEGINNING OF PERIOD                                       0          1,706            494
                                                        -----------    -----------    -----------

CASH AT END OF PERIOD                                   $    38,265    $    38,265    $     1,346
                                                        ===========    ===========    ===========

NON-CASH FINANCING & INVESTING ACTIVITIES:

Purchase of net, non-cash assets of  subsidiary
     for stock                                          $       195    $         0    $         0
Short-term debt retired through issuance
    of stock                                            $ 1,121,100    $   566,100    $    30,000

Income taxes and interest paid with cash                          0              0              0




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

c.  Plant, Property, and Equipment:

Fixed assets purchased are recorded at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets. Depreciation expense was approximately $4,006 and $2,632 for the six months ended June 30, 2000 and 1999, respectively.

d. Intangibles:

1) Legal fees associated with registering Anticort, and derivative patents are recorded at cost. Amortization, once the patent is approved, will be calculated using the straight-line method, over the estimated useful lives of the patents.

2) Purchased technology rights are recorded at cost and are being amortized using the straight line method over the estimated useful life of the technology. Amortization of purchased technology was approximately $5,449 for the six months ended June 30, 2000 and 1999, respectively.

e. Earnings per share:

The Company calculates earnings per share in accordance with SFAS 128. At June 30, 2000, there were no securities which were potentially dilutive. However, the Company issued nearly 800,000 shares subsequent to June 30, 2000, in satisfaction of short term debt and as compensation for services rendered.

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

At the transaction date, approximately 88% of SI's shareholders exchanged SI stock for STGI stock. The Company reserved additional STGI shares to convert the balance of the remaining SI shareholders as they were located. At June 30, 2000, all such shares had been converted.

3. Convertible debentures, detachable warrants, and  debt:

At June 30,2000, the Company had an amount due of $50,000. The loan is due August, 2001, with interest at 8%. Management intends to retire this amount through issuance of stock.

Also at June 30, 2000, the Company had a non-interest bearing, short-term borrowing of $168,531, retired during July, 2000 through the issuance of approximately 750,000 shares.

During the six months ended June 30, 1999, the Company raised capital approximating $582,500 through convertible debentureswith detachable warrants. The Company allocated the proceeds between the debentures and the warrants premised upon the difference in the exercise price and the trading price of the stock at the date the warrants were issued. The debentures were converted by June 30, 1999, through the issuance of approximately 1.1 million shares of common stock. Of the 150,000 warrants issued, 100,000 were converted by June 30, 1999.

4. Deferred revenue:

SI received $250,000 from Steroidogenesis Inhibitors Canada, Inc., ( SI- Canada) for a licensing agreement prior to the acquisition date. The licensing agreement has a duration of ten years beginning with the date the drug is approved for use in Canada.

During the six months ended June 30, 1999, the Company earned $50,000 pursuant to an agreement which called for a payment of $50,000 once SI-Canada became a public company.

5. Commitments and Contingencies:

The Company has contracted with the Aids Research Alliance to perform clinical testing required pursuant to the Company's efforts to secure FDA approval for Anticort. Approximately $227,000 of the $650,000 contract was paid during March 1999. By June 30, 2000, an additional $97,000 had been paid.

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                      Notes to interim financial statements

6. Income taxes:

Both STGI and SI have incurred substantial tax losses since inception. Realization of the tax benefits of such are dependent upon future taxable income within the period of time permitted by the tax code (20 years from the year of loss). Because future earnings are uncertain, the future benefits of carryforward losses have not been accrued.

7. Stock transactions:

a. Stock warrants and options:

The Company had outstanding stock options at June 30, 2000 and 1999.

A summary of the status of the Company's outstanding warrants and options at June 30, 2000 and 1999, and changes during the six months ended on those dates is presented below:

                                                                       Weighted
                                                       Weighted        Average
                                                        Average      Contractual
                                            Shares       Price           Life
                                           ---------   ---------      ---------

 Outstanding & exercisable at
    December 31, 1998                      1,318,500        4.89       01/15/00

Granted during the six months
    ended 3/31/99                            150,000         .32       02/15/04

Exercised during the six months
    ended 6/30/99                          ( 100,000)        .01       02/01/04
                                           ---------
Outstanding & exercisable at 06/30/99      1,368,500   $    4.74       01/15/00
                                           =========

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                      Notes to interim financial statements

During the six months ended June 30, 1999, 100,000 options were issued and exercised. The options were issued with convertible debentures and allocated a value of $149,000.The options' exercise price was $.01/share. At the date of grant, shares were trading for approximately $1.50/share.

                                                                     Weighted
                                                       Weighted       Average
                                                        Average     Contractual
                                          Shares         Price         Life
                                         --------      --------     -----------
Outstanding & exercisable at
    December 31, 1999                     150,000        2.65        09/30/01

Expired during the six months
    ended June 30, 2000                  (100,000)       3.50        06/30/00

Exercised during the six months
    ended 6/30/00 (see below)             (50,000)        .94        04/01/04
                                         --------

Outstanding & exercisable at 03/31/00           0
                                         ========

The 50,000 detachable warrants exercised during the six months ended June 30, 2000, were issued with convertible debentures in April, 1999. The debentures were subsequently converted. The warrants were allocated a value of approximately $3,125. At the date of issue, shares were trading for approximately $1.00/share. The exercise price is $.9375/share. However, the warrant contains a cashless exercise feature which adjusted the number of shares to be issued dependent upon the market share of the stock. The Company issued 38,807 shares during the six months ended June 30, 2000, in full satisfaction of the 50,000 warrants pursuant to the cashless exercise feature.

b. Stock as compensation:

The Company issues stock for services, valuing such issues premised upon the fair market value of the stock or the services, whichever is more clearly determinable.

During the six months ended June 30, 2000, the Company issued 783,000 shares as compensation, valuing such services at $341,706. The Company intends to issue 3,450,000 additional shares in the third quarter to directors and counsel in satisfaction of accrued compensation..

During the six months ended June 30, 1999, the Company issued 3,569,250 shares as compensation valuing such compensation in aggregate at $496,947. Of these shares 3,223,000 shares were issued to directors. These shares have limitations restricting trade.

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                      Notes to interim financial statements

c. Stock option plan

The Company has a stock option plan under which 2,500,000 shares are reserved. At June 30, 2000, no options have been granted pursuant to the plan.

8. Related party transactions:

Accrued expenses consists of consulting fees and compensation due to directors and officers of the Company.

SI purchased the technology rights (Note 1.d.2) from an entity controlled by the former president of the Company for $108,968. SI-Canada, subsequent to securing the licensing agreement with the Company (Note 4), issued 300,000 share to the former president of the Company. Also, during the six months ended June 30, 1999 , consulting fees of $12,000 were paid to an entity owned by a family member of a former director.

9. Risks and uncertainties:

Marketability of the product is dependent, among other things, upon securing additional capital to successfully complete the clinical testing of the product, securing FDA approval, and procurement of viable patents.

10. Litigation:

SII-Canada, to whom certain licensing rights were sold as described in Note 4, is suing STGI claiming default under a provision of the licensing agreement pertaining to licensing rights outside of Canada. SII-Canada contends they are entitled to worldwide rights of the technology when they forfeited any rights to commonwealth countries by making a counter offer, or in the alternative, damages of $100 million. A default judgement exists in Canada but the Company's attorney is certain that the Company will be successful in setting aside that claim due to questionable service of the initial notice and a defense.

The Company will vigorously defend against the suit and is confident regarding the outcome. The Company has countersued seeking termination of the agreement and damages of $15 million.

Item 2. Managements's Discussion and Analysis or Plan of Operation

The "Company" or "Registrant" continues to pursue research and development of its products, with no revenues and working capital being generated primarily from private placements of its securities.


                            PART II-OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits Index - FORM 10-QSB. None.

b. Reports on Form 8-K. No Reports were filed for the quarter covered by this report

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
(Registrant)


By: /s/ Albert Wollen,
- -----------------------------
C.E.O.
(principal executive officer)

Date: August 14, 2000