Form 10QSB
period 2000-09-30
STEROIDOGENESIS INHIBITORS INTERNATIONAL INC
filed 2000-11-14
CIK 1057377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                 CURRENT REPORT

          (Mark One)

              X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
           ------- THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 2000

                   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
           ------- THE EXCHANGE ACT

                   For the transition period from _______to _________

                         Commission file number 0-26775

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
               ---------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  NEVADA                                  88-038402
         -----------------------                       --------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                 Identification No.)

            101 Convention Center Dr., Suite 310,Las Vegas, NV, 89109
                -------------------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 702-735-7001



             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


As of November 13, 2000, the small business issuer had a total of 26,235,593 shares of its Common Stock outstanding.

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                               September 30, 2000

                                TABLE OF CONTENTS

Consolidated Balance Sheet as of September 30, 2000.                           3

Consolidated  Statements of  Operations  for the period from  Inception
          (September 5, 1994) to September  30, 2000,  and for the Nine
          Months and Three Months Ended September 30, 2000 & 1999.             4

Consolidated Statements of Stockholders' Deficit
          for the period from Inception
         (September 5, 1994) to September 30, 2000.                            5

Consolidated  Statements  of Cash Flows for the period  from  Inception
          (September  5, 1994) to  September  30, 2000 and for the Nine
          months Ended September 30, 2000 & 1999.                              6

Notes to Consolidated Financial Statements.                                    7

                          PART 1-FINANCIAL INFORMATION

Item 1 Financial Statements

The information required to be provided is provided below or attached hereto.

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONSOLIDATED, INTERIM BALANCE SHEET
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000

                                     ASSETS

CURRENT ASSETS:
Cash                                                     $    32,927
Note receivable-related party                                 17,522
                                                         -----------
                                                              50,449
                                                         -----------

FIXED ASSETS:
Furniture & equipment, at cost                                47,062
Accumulated depreciation                                     (22,903)
                                                         -----------
                                                              24,159
                                                         -----------

OTHER ASSETS:
Patent registration costs                                     74,114
Purchased  technology rights, net of accumulated
    amortization of $31,782                                   77,187
Deposits                                                      15,720
                                                         -----------
                                                             167,021
                                                         -----------


TOTAL ASSETS                                             $   241,629
                                                         ===========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                         $   119,799
Accrued expenses, directors & officers                       704,000
Due to related parties                                       122,350
                                                         -----------
                                                             946,149

LONG-TERM LIABILITIES
Deferred revenue                                             250,000
                                                         -----------
                                                           1,196,149
                                                         -----------


STOCKHOLDERS'  DEFICIT:
Common stock, 25,000,000 share authorized at $.001
     par value,  23,107,962 issued and outstanding            23,108

Additional paid in capital                                11,404,888
Accumulated deficit                                      (12,382,516)
                                                         -----------
                                                            (954,520)
                                                         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $   241,629
                                                         ===========






         See accompanying notes to the consolidated financial statements




                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED, INTERIM STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
      FROM INCEPTION (SEPTEMBER 5, 1994), AND FOR THE FOR THE NINE MONTHS S
                    AND THREE MONTHS ENDED SEPTEMBER 30, 2000


                                  From               For the Nine                 For the Three
                               Inception             Months Ended                  Months Ended
                               (09/05/94)            September 30,                 September 30,
                                   To        ---------------------------   ---------------------------
                                09/30/00          2000           1999           2000           1999
                              ------------   ------------   ------------   ------------   ------------

REVENUES:                     $     50,000   $       --     $     50,000   $       --     $       --
                              ------------   ------------   ------------   ------------   ------------


EXPENSES:

Research & development           1,543,304        885,703        244,988        253,934          8,411       657601
Interest                            16,045          2,100         13,471           --            6,723        13945
General & administrative        10,817,553      5,666,854      1,189,703      3,617,927        275,536      5150699
Depreciation and amortization       55,614         14,181         12,165          4,727          4,055        41433
                              ------------   ------------   ------------   ------------   ------------
                                12,432,516      6,568,838      1,460,327      3,876,588        294,725      5863678
                              ------------   ------------   ------------   ------------   ------------
                                                                                                               0

Net loss                      $(12,382,516)  $ (6,568,838)  $ (1,410,327)  $ (3,876,588)  $   (294,725)    (5813678)
                              ============   ============   ============   ============   ============


Earnings per share:
          Basic & diluted     $      (1.35)  $      (0.38)  $      (0.11)  $      (0.20)  $      (0.02)
                              ============   ============   ============   ============   ============



Weighted average number of shares outstanding:

          Basic & diluted        9,197,149     17,486,505     12,830,726     19,442,095     15,093,417


See accompanying notes to the consolidated, interim financial statements (unaudited)



                  STEROIDOGENESIS INHIBITORS INTERNATIONS, INC.
                          (A DEVELOPMENT STATE COMPANY)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

            FROM INCEPTION (SEPTEMBER 5, 1994) TO SEPTEMBER 30, 2000

                                                                                         Shares
                                                        Number         Par Value       Reserved
                                                          of            Common            for           Paid in
                                                        Shares           Stock        Conversion        Capital        Warrants
                                                     ------------    ------------    ------------    ------------    ------------
Inception at September 5, 1994                               --      $       --      $       --      $       --      $       --

Shares issued for cash, net of offering costs           6,085,386             609            --           635,481            --
Warrants issued for cash                                     --              --              --              --             5,000
Shares issued as compensation for services                714,500              71            --         1,428,929            --

Loss,  from inception through 12/31/96                       --              --              --              --              --
                                                     ------------    ------------    ------------    ------------    ------------
December 31, 1996                                       6,799,886             680            --         2,064,410           5,000

Issuance of stock, prior to acquisition                   206,350              21            --           371,134            --

Acquisition of subsidiary for stock                     1,503,000             150            --            46,545            --

Recapitalization

Shares of parent redeemed, par value $.0001            (8,509,236)           (851)           --               851            --
Shares of public subsidiary issued, par value $.0001    7,689,690           7,690             820          (8,510)           --


Loss, development stage, 1997                                --              --              --              --              --
                                                     ------------    ------------    ------------    ------------    ------------
December 31, 1997                                       7,689,690           7,690             820       2,474,430           5,000

Conversion of parent's shares                             696,022             696            (696)           --              --
Shares issued for cash, net of offering costs             693,500             694            --           605,185            --
Shares issued in cancellation of debt                     525,000             525            --           524,475            --
Shares issued as compensation                             400,000             400            --           349,600            --

Loss, development stage, 1998                                --              --              --              --              --
                                                     ------------    ------------    ------------    ------------    ------------
December 31, 1998                                      10,004,212          10,005             124       3,953,690           5,000

Conversion of parent's shares                              13,000              13             (13)           --              --
Shares issued in cancellation of debt                      30,000              30            --            29,970            --
Shares issued for cash, net of offering costs              45,000              45            --            41,367            --
Shares issued as compensation                           3,569,250           3,569            --           462,113            --
Shares issued pursuant to convertible debentures:            --              --              --              --              --
Detachable warrants issued                                   --              --              --              --           152,125
Detachable warrants exercised                             100,000             100            --           148,900        (149,000)
Debentures converted to stock                           1,682,447           1,682            --           640,438            --

Loss, development stage, 1999                                --              --              --              --              --
                                                     ------------    ------------    ------------    ------------    ------------

December 31, 1999                                      15,443,909          15,444             111       5,276,478           8,125

Conversion of parent's shares                             128,954             129            (111)            (18)           --
Shares issued for cash, net of offering costs             953,292             953            --           511,493            --
Shares issued in cancellation of debt                     675,000             675            --           492,975            --
Shares issued as compensation                           5,868,000           5,868            --         5,115,874            --
Warrants converted                                         38,807              39            --             3,086          (3,125)
Warrants expired                                             --              --              --             5,000          (5,000)

Loss, development stage,  September 30, 2000                 --              --              --              --              --
                                                     ------------    ------------    ------------    ------------    ------------

September 30, 2000                                   $ 23,107,962    $     23,108    $       --      $ 11,404,888    $       --
                                                     ============    ============    ============    ============    ============

                                                         Total                           Total
                                                        Paid in        Retained      Shareholders'
                                                        Capital        Earnings         Equity
                                                     ------------    ------------    ------------

Inception at September 5, 1994                       $       --      $       --      $       --

Shares issued for cash, net of offering costs             635,481            --           636,090
Warrants issued for cash                                    5,000            --             5,000
Shares issued as compensation for services              1,428,929            --         1,429,000

Loss,  from inception through 12/31/96                       --        (2,152,843)     (2,152,843)
                                                     ------------    ------------    ------------
December 31, 1996                                       2,069,410      (2,152,843)        (82,753)

Issuance of stock, prior to acquisition                   371,134            --           371,155

Acquisition of subsidiary for stock                        46,545            --            46,695

Recapitalization

Shares of parent redeemed, par value $.0001                   851            --              --
Shares of public subsidiary issued,                        (8,510)           --              --
par value $.0001

Loss, development stage, 1997                                --          (979,635)       (979,635)
                                                     ------------    ------------    ------------
December 31, 1997                                       2,479,430      (3,132,478)       (644,538)

Conversion of parent's shares                                --              --              --
Shares issued for cash, net of offering costs             605,185            --           605,879
Shares issued in cancellation of debt                     524,475            --           525,000
Shares issued as compensation                             349,600            --           350,000

Loss, development stage, 1998                                --        (1,009,945)     (1,009,945)
                                                     ------------    ------------    ------------
December 31, 1998                                       3,958,690      (4,142,423)       (173,604)

Conversion of parent's shares                                --              --              --
Shares issued in cancellation of debt                      29,970            --            30,000
Shares issued for cash, net of offering costs              41,367            --            41,412
Shares issued as compensation                             462,113            --           465,682
Shares issued pursuant to convertible debentures:            --              --              --
Detachable warrants issued                                152,125            --           152,125
Detachable warrants exercised                                (100)           --              --
Debentures converted to stock                             640,438            --           642,120

Loss, development stage, 1999                                --        (1,671,255)     (1,671,255)
                                                     ------------    ------------    ------------

December 31, 1999                                       5,284,603      (5,813,678)       (513,520)

Conversion of parent's shares                                 (18)           --              --
Shares issued for cash, net of offering costs             511,493            --           512,446
Shares issued in cancellation of debt                     492,975            --           493,650
Shares issued as compensation                           5,115,874            --         5,121,742
Warrants converted                                            (39)           --              --
Warrants expired                                             --              --              --

Loss, development stage,  September 30, 2000                 --        (6,568,838)     (6,568,838)
                                                     ------------    ------------    ------------

September 30, 2000                                   $ 11,404,888    $(12,382,516)   $   (954,520)
                                                     ============    ============    ============

   See accompanying notes to the consolidated financial statements (unaudited)



                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED, INTERIM STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
        FROM INCEPTION (SEPTEMBER 5, 1994) AND FOR THE NINE MONTHS ENDED
                            SEPTEMBER 30, 2000 & 1999

                                                            From
                                                          Inception
                                                         (09/05/94)
CASH FLOWS FROM OPERATING ACTIVITIES:                    to 09/30/00         2000            1999
                                                        ------------    ------------    ------------
Net loss                                                $(12,382,516)   $ (6,568,838)   $ (1,410,327)
Adjustments to reconcile net loss to net cash used in
    operating activities:
          Depreciation and amortization                       54,685          14,181          12,120
          Expenses paid through issuance of stock          7,412,924       5,121,742         465,682
(Increase) decrease in assets:
          Notes receivable-related party                     (17,522)         (6,043)          9,992
          Prepaids & other current assets                    (15,720)          2,000         (23,427)
Increase (decrease) in liabilities:
          Deferred revenue                                   250,000            --              --
          Due to related parties                             122,350           9,100            --
          Accounts payable & accrued expenses                823,994         540,200          69,006
                                                        ------------    ------------    ------------

Net cash used in operating activities                     (3,751,805)       (887,658)       (876,954)
                                                        ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of technology                                      (108,969)           --              --
Purchase of furniture and equipment                          (47,062)           --            (1,092)
Patent registration costs (note 1.d.1))                      (74,114)        (18,567)         (5,248)
                                                        ------------    ------------    ------------

Net cash used in investing activities                       (230,145)        (18,567)         (6,340)
                                                        ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants                                       157,125            --           152,125
Proceeds from debentures                                     642,120            --           642,120
Proceeds from stock offering                               2,166,982         512,446          41,412
Short-term loan proceeds                                   1,048,650         425,000          50,000
                                                        ------------    ------------    ------------

Net cash provided by financing activities                  4,014,877         937,446         885,657
                                                        ------------    ------------    ------------

CHANGE IN CASH                                                32,927          31,221           2,363
CASH AT BEGINNING OF PERIOD                                     --             1,706             494
                                                        ------------    ------------    ------------

CASH AT END OF PERIOD                                   $     32,927    $     32,927    $      2,857
                                                        ============    ============    ============

NON-CASH FINANCING & INVESTING ACTIVITIES:

Purchase of net, non-cash assets of  subsidiary
     for stock                                          $        195    $       --      $       --
Short-term debt retired through issuance
    of stock                                            $  1,048,650    $    493,750    $     30,000

Income taxes and interest paid with cash                        --              --              --


See accompanying notes to the consolidated, interim financial statements (unaudited)

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)



BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statementsshould be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 1999, included in the Form 10-KSB for the year then ended.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2000, and the results of operations and cash flows for the nine-month period ending September 30, 2000 and 1999 have been included.

The results of operations for the three-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 1999.

Management notes that stock was issued as followed during the three months ended September 30, 2000:

No. of shares            Issued Pursuant To                Price/valuation
-------------            ------------------                ---------------

 2,085,000        Compensation for services rendered         $ 2,116,936
 3,000,000        Board of directors/services                  2,663,100
   200,000        Retire loan                                     50,000
   493,292        Sale of restricted stock                       402,030
----------                                                   -----------
 5,778,292                                                   $ 5,232,066
----------                                                   -----------

Management notes that the Company was involved in litigation at September 30, 2000. Please see Part II- Other Information, Item 1, Legal Proceedings.

RESULTS OF OPERATIONS AND LIQUIDITY

(Nine months ended September 30, 2000 Compared to Nine months Ended September 30, 1999)

The Company is still in development stage and has not begun operations as such. The Company's activities consist principally of raising the funds required to complete the testing of its products, and identify and acquire other promising pharmaceutical opportunities. The Company is dependent upon the issuance and sale of its stock to continue its development efforts.

During the nine months ended September 30, 1999, the Company realized revenue from a Canadian company pursuant to an agreement under which STGI would receive $50,000 once the Canadian company became a public company.

The increase in expenditures during the nine months ending September 30, 2000, are a result of two factors. First, the Company raised funds to continue the development stage through the sale and/or issuance of its restricted shares. As funds are raised, it makes possible additional development efforts as reflected in increased expenditures for research and consultants. Second, the Company issued restricted shares to consultants, officers, and directors for services rendered. Of $5,666,854 in general and administrative expenses, $5,121,742 was paid through the issuance of restricted shares. Last year, for the nine months ended September 30, 1999, $465,682 of expenses were paid through issuance of stock.

Item 2 Management's Discussion and Analysis or Plan of Operation.


The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report.

Plan of Operations

In October 1997, the Company acquired approximately eighty-six percent (86%) of the outstanding shares of SI, Inc., which is a subsidiary of the Company. Since the acquisition of its controlling interest in SI, Inc., the Company has focused its operations on developing its proprietary drug, Anticort (TM). To develop Anticort the Company has been engaged in research and clinical studies.

The Company remains a development stage company with immaterial revenues and substantial general and administrative expenses, including expenses related to its clinical studies programs. The Company's cash has been provided from its fund-raising activities, all of which have been conducted on a private basis. (As to fund raising, the Company has received capital in private placements of restricted stock to persons known by Management and believed to be accredited investors.) The Company believes potential private placements and an eventual registered public offering, if successful, will assist the Company in meetings its cash needs, but there is no guarantee.

The Company plans to complete its clinical studies, particularly the study authorized by the FDA, and, eventually, assuming the success of those studies, to market its Anticort product directly or through licensing agreements with third parties.

While the Company is in the FDA Clinical Trial Phase it has not generated any revenues to meet capital needs, it has been successful in obtaining capital infusions in private transactions from existing shareholders or persons familiar with Management. These sporadic private placements are only to persons who are, in Management's opinion, accredited investors, willing to assume the risk of loss of their entire investment, and Management hopes that these subscriptions will continue. The Company is seeking an underwriter to underwrite a public offering of securities, and has sporadic discussions with interested parties in New York, primarily, in the hope that one will be engaged. However, except for an agreement to sell shares to Fusion Capital Fund II, LLC ("Fusion Capital"), discussed below, no commitment exists for continued investments, or for any underwriting. The Company has thus far been able to meet its capital needs, and believes that extensive discussions and certain agreements with various potential sources of funding may eventually reach necessary funding and agreements. The Board of Directors has directed the officers to file an SEC Form SB-2 Registration Statement in the near future to, with conformity with applicable laws and regulations, offer registered securities to the market and/or as part of agreements with shareholders and others to allow them, as selling shareholders, to sell their shares, once received, in a registered offering, as in the case of Fusion Capital. Given the Company has been able to substantially meet its cash needs during the past 12 months, and Management's estimation of what may occur in the months ahead, the Company believes it will be able to continue to find avenues to obtain capital needed for operations.

The Company needs to complete various research and development steps as part of its plans. These steps include the completion of Phase I and start and completion of Phase II clinical trials as to its ANTICORT product. These steps also include the application and obtaining of FDA final approval, and development of a complete product manufacturing and marketing plan or plans.

On November 13, 2000, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, a Chicago based institutional investor, whereby Fusion Capital agreed, subject to contract terms, to buy $10 million of the Company's common stock. In addition, the Company has the option to require Fusion Capital to enter into a second identical common stock purchase agreement for the purchase of an additional $10 million of its common stock. The aggregate equity investment committed to the Company by Fusion Capital is $20 million. These funds will be used to further develop the proprietary drug Anticort(TM) through FDA clinical trials and for acquisitions, alliances and other corporate opportunities. More specifically, Fusion Capital has agreed to purchase from the Company up to $10 million of the common stock over a 25-month period. After the U.S. Securities & Exchange Commission has declared effective a registration statement, each month STGI has the right to sell to Fusion Capital $400,000 of its common stock at a price based upon the market price of the common stock on the date of each sale without any fixed discount to the market price. At the Company's sole option, Fusion Capital can be required to purchase lesser or greater amounts of common stock each month up to $10 million in the aggregate. The Company has the right to control the timing and the amount of stock sold to Fusion Capital. STGI also has the right to terminate the agreement at any time without any additional cost. Other terms and conditions apply. The agreement with Fusion Capital will be filed separate from this report.

                            PART II-OTHER INFORMATION

Item 1. Legal Proceedings

A suit, described in the prior Form 8-K and Form 8-KA filings identified below, continues in the District Court, Clark County, Nevada, which suit was instituted by a former Director. The allegations and positions of the parties in the suit, including that of the Company and its Directors which have been included in the suit, are numerous and subject to additions, and changes in amendments, pleadings, motions, and hearings, but involve claims that the Board should not have compensated persons, including the officers and Board members, with shares of stock, the Company should not be allowed to sell shares of stock, the Company should hold a shareholders meeting to appoint Directors, that the former Director does not have sufficient shares in the Company to bring one or more of the claims, that the purported addition of shareholders, in various numbers depending upon what date the tally is made, is not legally valid, and other points. While various rulings have been issued, the Board will not issue additional shares to itself until the matter is resolved upon advice of litigation counsel to the Company, which also represents the Board, in compliance with a court order that the Board not do so. In a related suit by the former Director bringing claims of defamation, the Court ruled in favor of the Company on a summary judgment motion, against the former Director. Thus far, it appears no monetary damages are being sought, and the Company believes it will be successful, for it and Management.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits Index - FORM 10-QSB. None.

b. Reports on Form 8-K. The only Report on Form 8-K filed by the Company during the period covered by this report, filed August 1, 2000, which described a change in the certifying accountants, the entering into of a funding agreement with a New York firm, a dispute with a former Director, including suit filed in Las Vegas, Nevada (referenced above), and certain changes in Management. The Report was later amended by the Form 8-KA filed on September 12, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
(Registrant)

By: /s/ Albert "Bert" Wollen, President
   ------------------------------------
   Albert "Bert" Wollen
  (Principal Executive Officer)

Date: 11/14/2000