Form 10QSB/A
period 2000-09-30
STEROIDOGENESIS INHIBITORS INTERNATIONAL INC
filed 2000-11-28
CIK 1057377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A-1

                                 CURRENT REPORT

(Mark One)

    X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
 -------   THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
 -------   THE EXCHANGE ACT

                For the transition period from _______to _________

                         Commission file number 0-26775

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                                88-038402
-------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

            101 Convention Center Dr., Suite 310,Las Vegas, NV, 89109
            ---------------------------------------------------------
                    (Address of principal executive offices)

          Registrant's telephone number, including area code: 702-735-7001
                                                              ------------

            ---------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

Item 5. Other Information

The Company notifies shareholders that the deadline to submit valid proposals for the next annual meeting of the shareholders (meeting scheduled for April 24, 2001) of the Company is December 4, 2000.

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

By: /s/ Albert "Bert" Wollen, President
(Principal Executive Officer)

Date: 11/24/2000