Form 10KSB
period 2000-12-31
STEROIDOGENESIS INHIBITORS INTERNATIONAL INC
filed 2001-04-03
CIK 1057377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000.

|_| TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____to______

                         Commission file number 0-26775

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                 (Doing Business as: Samaritan Pharmaceuticals)
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

        Securities to be Registered Pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
      NONE                                               NONE

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, $.001 par value per share
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for its most recent fiscal year (December 31, 2000 ) are $-0-.

The aggregate market value of the issued voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common stock, as of March 26, 2001, was approximately $9,000,000. The number of shares of the Common Stock issued as of March 28, 2001, is 23,402,794.

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                 (Doing Business as: Samaritan Pharmaceuticals)

                                   FORM 10-KSB
                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                Table of Contents

                                   Part I                                   Page

Item 1.  Description of Business............................................   3

Item 2.  Description of Property............................................   8

Item 3.  Legal Proceedings..................................................   8

Item 4.  Submission of Matters to a Vote of Security Holders................   9

                                     Part II

Item 5.  Market For Common Equity and Related Stockholder Matters...........   9

Item 6.  Management's Discussion and Analysis
            or Plan of Operation............................................  10

Item 7.  Financial Statements...............................................  12

Item 8.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosures...........................................  12

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act...............  12

Item 10.  Executive Compensation............................................  14

Item 11.  Security Ownership of Certain Beneficial
            Owners and Management..........................................  15

Item 12.  Certain Relationships and Related Transactions....................  16

Item 13.  Exhibits and Reports on Form 8-K..................................  17

             Signatures.....................................................  18

                                     PART I

Item 1. Description of Business

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC and the address of that site is http://www.sec.gov. Our Internet address is www.samaritanpharmaceuticals.com.

History and Development of the Company

The Company was originally incorporated in the State of Nevada on March 26, 1996. On October 21, 1997, we entered into an agreement to acquire up to 100% but no less than 86% of the issued and outstanding shares of Steroidogenesis Inhibitors, Inc., a Nevada corporation ("SI, Inc."). In connection with the agreement, the Company issued an additional 4,497,000 restricted shares to effect a share exchange with the shareholders of Steroidogenesis Inhibitors, Inc. and acquired 88.51% of the common stock of SI, Inc.

The Company changed its name to Steroidogenesis Inhibitors International ("SII") on November 6, 1997, and control of the Company changed as the result of the reorganization, issuance of shares and the appointment of new officers and directors of the Company. The Company then focused its plan of operations on the business of developing a new class of pharmaceuticals described below.

We are focused on being a biopharmaceutical scientific incubator, developing therapeutic drugs primarily for the treatment of high cortisol related diseases. The Company's lead proprietary drug ANTICORT(TM) is the subject of FDA Phase Ib/IIa clinical trial for indications in HIV. The Company is also exploring the efficacy of ANTICORT(TM) as an effective treatment for other high cortisol related diseases such as Alzheimer's, Parkinson's, and Cancer. Our hope, with no guarantee of success, is to "incubate" pharmaceutical drugs, both proprietary and non-proprietary, through development by purchase, license, research arrangements, or other means. The Company has entered into a license agreement with a Canadian company, Steroidogenesis Inhibitors Canada, Inc (SI Canada.) This agreement is the subject of litigation between the parties. See, "Legal Proceedings."

Readers are cautioned that there is no guarantee of the Company successfully obtaining the necessary governmental approvals for ANTICORT(TM) discussed below.

The Company is a researcher and developer of pharmaceuticals for the treatment of diseases where elevated levels of the stress hormone cortisol plays a significant role in the immune system. The Company has developed the drug ANTICORT(TM), which is based upon a high dose of a stabilized and complex form of procaine hydrochloride ("HCL"). Patients suffering from AIDS, HIV and other serious diseases such as Alzheimer's, have increased levels of cortisol, a powerful immuno-suppressive hormone. Management hopes that ANTICORT(TM) may be shown to return levels of cortisol to normal when tested in clinical research settings. Initially, the Company has chosen to focus on the application of ANTICORT to benefit people with AIDS. While not a cure for AIDS, the Company believes that ANTICORT,(TM) if clinically proven, may benefit people with AIDS.

Our Company is seeking to complete the development, including FDA clinical trials and obtaining FDA approval, of our own anti-cortisol drug, ANTICORT(TM).

Readers are cautioned that there is no guarantee of the Company successfully obtaining the necessary governmental approvals for ANTICORT(TM).

Background of Anti Cortisols

It is essential to understand the foundational component upon which the Company's products and technologies are based: a hormone called cortisol.

Cortisol is a hormone manufactured by the cortex, the outer layer of the adrenal gland, located on top of the kidneys. Cortisol is a vital hormone which helps the human body cope with stress. When needed, the body responds by increasing the levels of adrenaline and other hormones in the blood, and by mobilizing large amounts of glucose and other anti-stress factors to provide the energy and zest needed in conditions that require instant action (i.e., fight or flight). Once the stressful situation is over, the level of cortisol returns to normal. But, if the stressful situation is continuous over an extended period of time, or is relatively permanent as in a stressful job, the level of cortisol might remain elevated and not return to normal levels. It is under these conditions that cortisol, a necessary and vital hormone during times of crises, may be harmful to the body. The foregoing is our opinion, and is not clinically proven.

The Product

ANTICORT(TM) is a drug, based upon procaine hydrochloride ("HCl") developed in capsule form to hopefully lower cortisol, subject to clinical proof and governmental approvals. HCl is better known as a local anesthetic used to numb small portions of skin. Procaine is believed to lower the previously elevated cortisol level. It is this aspect of procaine vs. cortisol, that attracted our attention, and resulted in our decision to test it clinically; i.e., as an anticortisol in the treatment of diseases associated with elevated levels of cortisol. We, of course, hope to prove our opinion through clinical trials.

While Management believes that ANTICORT(TM) may help with all high cortisol diseases, the Company is focusing its initial attention on AIDS. Note that there is no clinical proof that the foregoing diseases are due to high cortisol.

Readers are cautioned that there is no guarantee of the Company successfully obtaining the necessary governmental approvals for ANTICORT(TM).

ANTICORT(TM) remains subject to substantial clinical trials, and related requirements, including those imposed by the United States Food and Drug Administration. The Company cannot provide any assurance that these tests will ultimately be proven successful or that the Company's ANTICORT(TM) product will be commercially marketable.

Clinical Trials

A decision was made to prepare and submit an Investigation New Drug Application
(IND) to the FDA, requesting approval to clinically test ANTICORT(TM) in an HIV+ population, with CD4 cells over 300, a viral load of more than 10,000 copies and with or without the patient consuming other anti-HIV medications.

This IND Application was reviewed and modified, with the oversight of comments and consideration of the requirements of the FDA, many times over a period of one year, and ultimately the Company received FDA approval to commence clinical trials for FDA Phase Ib/IIa. This FDA Phase Ib/IIa study, carried out under the approval of the FDA (IND#52,663) is currently in progress at the AIDS Research Alliance, an independent testing organization, in Hollywood, CA. The purpose of the study, in summary, is to administer increased doses of ANTICORT(TM) to see if: a) there are any side effects, and b) to ascertain if any improvements would be noticed as one or more levels of ANTICORT(TM) are used. The study is under way and there are no results to report at this time.

Government authorities in the United States and other countries extensively regulate the research, development, testing, manufacture, promotion, marketing and distribution of drug products. Drugs are subject to rigorous regulations by the FDA in the Untied States and similar regulatory bodies in other countries. The steps ordinarily required before a new drug may be marketed in the United States, which are similar to steps required in most other countries, include and may not be limited to, preclinical laboratory tests, preclinical studies in animals, formulation studies and the submission to the FDA of an investigational new drug
(IND) application for a new drug; the submission of a new drug application to the FDA which was granted (IND#52,663); adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication; and FDA review and approval of the new drug application prior to any commercial sale or shipment of the drug.

Preclinical tests include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies.

Clinical trials to support new drug applications are typically conducted in three steps, but the steps may overlap. During Phase I the introduction of the drug into healthy human subjects or patients. The drug is tested to assess body metabolism, reactions and safety, including side effects associated with increasing doses. Phase II usually involves studies in limited patient populations to assess the efficacy of the drug in specific, targeted indications; assess dosage tolerance and optimal dosage; and to identify possible adverse effects and safety risks. If a compound is found to be potentially effective and have an acceptable safety profile in Phase II evaluations, then Phase III, also called Pivotal Studies or Advanced Clinical Trials, are undertaken to further demonstrate clinical efficacy and test for safety within an expanded patient population at geographically dispersed clinical study sites.

After successful completion of the required clinical testing, generally a new drug application is prepared for filing, in which case the original application must be resubmitted with the additional clinical information. Once the submission has been accepted for filing, the FDA has 180 days to review the application and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the new drug application to an appropriate advisory committee for review, evaluation and recommendations as to whether the application should be approved. However, the FDA is not bound by the recommendation of an advisory committee.

If FDA evaluations of the new drug application and the manufacturing facilities are favorable, the FDA may issue an approval letter. An approval letter will usually contain a number of conditions that must be met in order to secure final approval of the new drug application and authorization of commercial marketing of the drug for certain indications. The FDA may refuse to approve the new drug application or issue a no approvable letter, outlining the deficiencies in the submission. This process often requiring additional testing or information.

The duration of the Phase Ib, for the US clinical trial of ANTICORT(TM), may be about six months or longer. There is no guarantee how long it will take or whether it will be successful.

Then, the FDA requests double blind studies which means that the drug would be administered under a code number known only by the monitor of the study. The monitor administers to patients either a capsule containing the active drug, or a placebo, i.e., an inactive ingredient (for example: sugar, oatmeal, etc.) identical in color with the original product. The duration of the Phase II, a double blind study, where the product is used in one or two groups of 40 patients (twenty on the active ingredient and twenty on placebo) would take about 12 to 14 months.

The Phase II double blind studies would be followed by Phase III pivotal studies, where the drug would be administered, still on a double blind basis, to 200-3,000 patients.

Only after these studies, are successful, would an NDA (New Drug Application) be submitted to the FDA requiring the issuance of an approval or approvable letter.

In the case of AIDS, the situation is different since it deals with a killer disease, for which help is needed as soon as possible. As such, if a drug shows promise of being effective, it might be put on a "fast track" status with subsequent conditional or compassionate approval. Approval, if granted, would take less time but would still include the extensive Phase III process. In certain cases, where a drug is showing outstanding statistical and clinical results, approval might be granted after only one clinical study, with the obligation to continue with additional studies, even after approval.

In the case of ANTICORT(TM) we cannot know or foresee future events. As such, there is no guarantee that the drug would be successful when used by HIV positive individuals nor can we guarantee the duration of clinical studies needed or that a "fast track" status will apply.

Readers are cautioned that there is no guarantee of the Company successfully obtaining the necessary governmental approvals for ANTICORT(TM).

Research and Development

We estimate that we have approximately $50,648 spent on research and development, including payments towards clinical studies, during the fiscal year ending December 31, 1998, approximately $376,591 for the year ending December 31, 1999 and approximately $1,077,590.47 for the year ending December 31, 2000.

Our expenditures, unaudited to December 2000, approximate $3,000,000 on ANTICORT(TM) by our Company, including subsidiary, relate mostly to working capital, the additional research on ANTICORT(TM), expenses incurred over a year with research organizations, travel, documentation and other research-related expenses.

It is of interest to note that it is our belief, based upon our knowledge of the industry, that the rule of thumb concerning money needed for a pharmaceutical corporation to reach the Phase I status is approximately $10,000,000. Phase II status generally incurs a cost of approximately $100,000,000. Therefore we believe we are doing well to try and streamline our expenditures.

We anticipate that the current clinical studies, namely Phase Ib and IIa, will be completed by the middle of 2001, for submisson to the FDA for their review and consideration.

Readers are cautioned that there is no guarantee of the Company successfully obtaining the necessary governmental approvals for ANTICORT(TM).

Patents and Trademarks

In 1997, Cortisol Medical Research, Inc., an anticortisol research and development company founded by a former Director of the Company and others, assigned all patents pending or to be filed relating to ANTICORT(TM) to SI, Inc., the Company's subsidiary. The Company has filed an application for, and was issued, a U.S. Trademark for the name "ANTICORT(TM)" on July 28, 1998. The trademark number, issued by the U.S. Patent and Trademark Office, is 2,176,048. The Company acquired US Patent 4,956,391 (Protected complex of procaine for the treatment of symptoms from narcotics addiction, tinnitus and alzheimers disease.) This patent expires September 11, 2007 and procaine in our proprietary drug ANTICORT(TM), is the main ingredient. The Company may also prepare and file applications for additional patents. Although the Company cannot anticipate when such applications, if any, may be filed or whether the Company will be granted any additional protection for its intellectual property in the United States or in other countries. While these patents are pending, the Company cannot estimate when these will be issued, or rejected. Also, a suit has been filed against the former Director as to the issue of false representations of ownership of ANTICORT(TM) to the Company for the transfer of rights to ANTICORT(TM) in exchange for Company shares. See Item 3. "Legal Proceedings."

While Management believes that the Company has protected its intellectual property rights, and upon the filing of additional patent applications may further strengthen the protection of its intellectual property, the Company cannot assure any existing or prospective owner of its securities that such protections will be a safeguard in all circumstances against the duplication of the Company's product. The Company cannot provide any assurance that any patents which may be issued will not be challenged, invalidated or circumvented, or that any rights granted to the Company under those patents will provide proprietary protection or competitive advantages to the Company. Also, the Company has relied, and will continue to rely, on trade secrets to protect its technology, especially where patent protection has not been applied for or may not be appropriate or obtainable. The Company has tried to protect its technology and processes in part by confidentiality agreements with its employees, consultants and certain contractors. However, these agreements could be breached or, in any event, the Company's trade secrets could otherwise become known or independently discovered by competitors, as to which the Company may have no intellectual property protection.

Markets for ANTICORT(TM)

Readers are cautioned that there is no guarantee that the Company will successfully obtain the necessary governmental approvals for ANTICORT(TM).

Initially, the Company will focus on the use of ANTICORT(TM) in HIV+ patients. It was previously estimated that 33.8 million people worldwide are infected with HIV, 16.3 million are dead already, 5.3 million new cases were reported in 1999 alone, and 16,000 people are newly infected every day. As funds become available to the Company to continue research and development of ANTICORT(TM), the Company will be able to direct its attention to Alzheimer's and Cancer. This focus will require the successful completion of clinical studies.

Competition

The Company anticipates facing competition in the HIV and AIDS markets by companies testing drugs to increase immune resistance (immuno-modulators) of AIDS patients. Also, among the competitors are companies that are researching gamma interferon (Genentech) and Interleukin 2 (IL-2 Chiron) both in San Francisco and the GMSCF (granulocyte macrophage colony stimulating factor) by Immunex, in Seattle.

The Company may also face competition from companies that are directing their AIDS research towards attacking this virus. With a number of leading pharmaceutical companies presently engaged in research and development of protease inhibitors and other anti-HIV agents in the fight against HIV and AIDS, there are at least 12 products of this type presently on the market.

The pharmaceutical industry is highly competitive with numerous large and small companies performing research and development. While the Company realizes it may be competing with companies that have greater resources, it is confident that when its ANTICORT(TM) product receives FDA approval, it can effectively market its products and maintain a competitive edge.

Licensing Agreements

In February of 1996, SI Inc., entered into a licensing agreement with S.I. Canada. The agreement grants S.I. Canada exclusive rights to manufacture, use, distribute and sell ANTICORT(TM) in Canada for $300,000, which has been paid to SI, Inc. S.I. Canada also has the option to acquire licensing rights in certain other British Commonwealth countries on payment of licensing fees.

The Company considers the Agreement to be terminated and the parties are in litigation. See Item 3. "Legal Proceedings."

In order to increase distribution and market share, the Company intends to enter other licensing agreements for its products. The Company anticipates that the principal elements of any licensing agreement would be the following:

      -Definition of the territory and cash advance at the signing of the contract.

      -The licensee will finance all the work, research and other matters needed to secure their own regulatory agency approval for ANTICORT(TM). Conversely, some of the licensing countries might elect to wait until the Company receives FDA approval in the United States. In this event, the Company would subsequently send them the United States approval plus the necessary documentation so the licensees would be able to secure their own approval without the time and money required for their own testing.

      -Royalties representing a minimum guaranteed dollar amount, subject to annual increases.

The Company is presently in negotiation with foreign representatives to license ANTICORT(TM) in other countries. The Company is seeking additional licensing agreements and joint ventures with entities interested in AIDS with a view to having ANTICORT(TM) tested and approved in other countries.

Employees

The Company has six full-time employees.

Item 2. Description of Property

The Company's executive offices are currently located at 101 Convention Center Drive, Suite 310, Las Vegas, Nevada 89109. The 1,100 square foot office space is rented at a price of $2,650 per month. The Company does not have laboratory facilities and therefore outsources all research and clinical testing and trials.

Item 3. Legal Proceedings

      A. Litigation with Canadian Licensee

On November 4, 1999, the Company filed suit in Nevada, District Court, Clark County, Case No. A410592, against Altachem Pharma, Ltd. of Alberta, Canada, formerly known as Steroidogenesis Inhibitors Canada, Inc. (Altachem) and Steroidogenesis Inhibitors Canada, Inc. (SI Canada) seeking a declaratory judgment, damages and other relief as determined by the Court. SI Canada is the licensee for the Canadian territory for the ANTICORT product, and Altachem is believed to be the parent.

The Company claimed that the Defendants have interfered with arrangements made with Pashua Partners, L.P. (Pashua). Pashua intended to provide funding and other benefits to the Company. While the Company was in the course of finalizing arrangements with Pashua, SI Canada and Altachem claimed that they were entitled to step into the shoes of Pashua for the pending transaction, even though they were simply a licensee for one Territory.

Although the Company's lawsuit in Nevada was eventually dismissed on a jurisdictional basis, the Company is currently pursuing the identical claims in the Queens Bench in Edmonton, Alberta, Canada, where SI Canada and Altachem are subject to jurisdiction. In or about November 1999, a lawsuit was filed in Canada where the Company, SI Canada, and Altachem are pursuing their respective claims. Management believes the litigation will be resolved without a material adverse effect on the Company.

      B. Litigation with Former Director

The Company is currently engaged in litigation with former director Alfred Sapse. Following his resignation, two lawsuits were initiated against the Company by Sapse. In addition, after discovering breaches of fiduciary duties by Sapse, the Company filed a lawsuit against Sapse, Cortisol Medical Research, Inc, (Cortisol) and Sapse for the return and cancellation of illegally issued shares.

In or about June 2000, Sapse filed a lawsuit against the Company in the District Court, Clark County, Nevada, Case No. A420721. The principal allegations in the lawsuit concern the issuance of shares to members of the board of directors as compensation for services rendered. Since that time, the Board and the recipients of the shares have agreed to rescind the issuance of the shares, and have entered into agreements providing for reissuance at a future date. Management believes the litigation will be resolved without a material adverse effect on the Company.

In or about September 2000, Sapse filed another lawsuit in District Court, Clark County, Nevada, Case No. A424126. Sapse alleged claims of defamation and invasion of privacy claims. Shortly after the lawsuit was filed, the Court awarded the Company summary judgment, dismissing Sapse's claims against the Company.

In or about October 2000, the Company filed a lawsuit against Sapse, Cortisol, and Renee Sapse, to remedy a self dealing transaction initiated by Sapse. The Company is actively pursing claims in this lawsuit because Sapse improperly caused the issuance of shares, thus resulting in unfair dilution of shareholder's value. As such, the Company is taking all action necessary to return the improperly issued shares to the Company. Making a preliminary finding that Sapse had breached his fiduciary duties to the Company, the Court has frozen and sterilized hundreds of thousands of shares improperly issued by Sapse.

Similarly, the Company filed suit in District Court, Dallas County, Texas to stop the transfer of shares currently in the possession of Sapse, Cortisol and Renee Sapse. The Company succeeded in restricting the transfer of all shares in their possession so that the Company may eventually recover all improperly issued shares by Sapse.

Item 4. Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5. Market For Common Equity and Related Stockholder Matters

The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol SPHC and the name of Samaritan Pharmaceuticals. The Company is in the process of pursuing a new corporate name, which it hopes to adopt shortly.

The following bid quotations have been reported for the period beginning October 1, 1997, when the Company's Common Stock was first priced for trading on the OTC electronic bulletin board and ending the quarter ended December 31, 2000, and may be rounded for presentation. To the extent that the Company is unable to determine a bid price on a quarterly date, the prices below are determined on the closest date available to the Company:

                                   Bid Prices

                Period                                   High         Low
                ------                                   ----         ---

      Quarter Ended March 31, 1999                       2.50         0.37
      Quarter Ended June 30, 1999                        2.56         0.43
      Quarter Ended September 30, 1999                   1.97         0.43
      Quarter Ended December 31, 1999                    0.87         0.31
      Quarter Ended March 31, 2000                       4.10         1.69
      Quarter Ended June 30, 2000                        3.60         1.46
      Quarter Ended September 30, 2000                   1.98         1.29
      Quarter Ended December 31, 2000                    1.30         0.65

Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission. Such quotes are not necessarily representative of actual transactions or of the value of the Company's securities, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

The Company has been advised that 12 member firms of the NASD are currently acting as market makers for the common stock.

As of March 27, 2001 there were 584 holders of record of the Company's common stock. Certain of the shares of common stock are held in "street" name and may, therefore, be held by several beneficial owners.

As of March 27, 2001 there were 23,402,794 shares of common stock issued and outstanding. Of those shares approximately 12,412,604 shares are "restricted" securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering. Of these restricted securities, approximately 6,644,962 shares held by affiliates may be sold pursuant to a registration statement or pursuant to Rule 144.

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

Plan of Operations

In October 1997, the Company acquired approximately eighty-nine percent (89%) of the outstanding shares of S. I., Inc., which is a subsidiary of the Company. Since the acquisition of its controlling interest in S. I., Inc., the Company has focused its operations on developing its proprietary drug, ANTICORT(TM). To develop ANTICORT(TM) the Company has been engaged in research and clinical studies.

The Company remains a development stage Company with immaterial revenues and substantial general and administrative expenses, including expenses related to its clinical studies programs. The Company's cash has been provided from its fund-raising activities, all of which have been conducted on a private basis (as to fund raising, the Company has received capital in private placements of restricted stock to persons known by Management and believed to be accredited investors.) The Company believes potential private placements, the common stock purchase agreement with Fusion Capital, and an eventual registered public offering, if successful, will assist the Company in meetings its cash needs, but there is no guarantee.

The Company plans to complete its clinical studies, particularly the study authorized by the FDA, and eventually with the success of those studies market its ANTICORT(TM) product directly or through licensing agreements with third parties.

While the Company is in the FDA Clinical Trial Phase it has not generated revenues to meet capital needs, but has been successful in obtaining capital infusions in private transactions from existing shareholders or persons familiar with management. These sporadic private placements are only to persons who are, in management's opinion, accredited investors, willing to assume the risk of loss of their entire investment. Management anticipates that these subscriptions will continue. Except for an agreement to sell shares to Fusion Capital Fund II, LLC ("Fusion Capital"), discussed below, no commitment exists for continued investments, or for any underwriting.

The Company needs to complete various research and development steps as part of its plans. These steps include the completion of Phase I and start and completion of Phase ll clinical trials as to its ANTICORT(TM) product. These steps also include the application and obtaining of FDA final approval, and development of a complete product manufacturing and marketing plan or plans.

On November 2, 2000, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, a Chicago-based institutional investor, whereby Fusion Capital agreed, subject to contract terms, to buy $20 million of the Company's common stock. The aggregate equity investment committed to the Company by Fusion Capital is $20 million. These funds will be used to further develop the proprietary drug ANTICORT(TM), through FDA clinical trials and for acquisitions, alliances and other corporate opportunities. More specifically, Fusion Capital has agreed to purchase from the Company up to $20 million of the common stock over a 50-month period, subject to a three-month extension by the Company. Each month SPHC has the right to sell to Fusion Capital up to $400,000 of its common stock at a price based upon the market price of the common stock on the date of each sale without any fixed discount to the market price. At the Company's sole option, Fusion Capital can be required to purchase lesser or greater amounts of common stock each month up to $20 million in the aggregate. The Company has the right to control the timing and the amount of stock sold to Fusion Capital. SPHC also has the right to terminate the agreement at any time without any additional cost.

Management does not believe that the Company will develop any material revenues until the Company completes a clinical study which demonstrates the efficacy of ANTICORT(TM) for significant medical purposes and the Company subsequently manufactures and markets ANTICORT(TM) directly, or with a joint venture marketing or manufacturing Company, or pursuant to one or more licensing agreements. An exception may be that the Company could, with no guarantee, recognize revenues as part of plans under way, to expand the focus of the Company beyond just ANTICORT(TM).

Management estimates the Company's operating expenses to be a minimum of $150,000 per month, depending upon the Company's payments to outside research and other consultants. The Company is also dependent upon the proceeds of financing from the sale of its securities to fund its clinical studies, particularly the clinical study planned with the Aids Research Alliance in California. The Company's contract with the Aids Research Alliance requires it to pay $650,000 for the clinical study. The Company paid $324,122.50 of the $650,000 contract amount, through March 15, 2000, and since then has paid approximately (un-audited) $150,000 through November 1, 2000. The Company is current with the Aids Research Alliance.

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

These losses were $1,671,254 and $1,009,972 during the years ending 1999 and 1998, respectively, and $3,843,308 for 2000. The increase is primarily the result of increased expenditures for research and development, consultants for business, public relations, financial strategies and legal expense.

Item 7. Financial Statements

Please see the attached Financial Statements and accompanying footnotes, which should be read with the statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth the directors, executive officers and other significant employees of the Company, their ages, and all offices and positions with the Company. Officers and other employees serve at the will of the Board of Directors.

                                      Term Served As    Positions
    Name of Director         Age      Director Since    With Company
    ----------------------   -----    ----------------  -----------------
    Dr. Janet Greeson        57       Oct. 1997         Director, C.E.O., Secretary
    Albert Wollen            54       Feb. 2000         Director, President
    Eugene Boyle             35       June 2000         Director, Chief Financial Officer,
                                                        Chief Operating Officer
    Douglas Bessert          43       March 2001        Director, Vice President
    Welter Holden            68       Oct. 1997         Director
    Paul Burkett             77       Oct. 1997         Director
    Cynthia Thompson         40       March 1999        Director
    H. Thomas Winn           60       March 1999        Director
    Brian Sullivan           48       March 2001        Director

      Janet Greeson, Ph.D. has been our Chief Executive Officer since October 30, 2000, and our Secretary, Executive Vice President and a Director, since the Companies inception as a public company, November 1997. Dr. Greeson was our President from June, 2000, until October 30, 2000. Dr. Greeson is a well known psychologist and author, and has appeared on numerous radio and TV shows. She has been an executive in the business of healthcare for over 25 years and founded, grew and merged over 20 companies which were acquired by Columbia/HCA (NYSE:COL) and went on to facilitate over 20 more hospital acquisitions for Columbia. Dr. Greeson has an eclectic past, she served on the Board of Directors of an International Anonymous organization as an Executive Director for eight years, worked with Mother Theresa and was the U.S. Congressional Nominee for the State of Nevada in 1994. Dr. Greeson currently serves on the Advisory Board of Directors of Maxheal Inc., a company pursuing the sale of various pharmacological products, and on the Board of Restaurant Connections International, Inc., a company with approximately 13 licensed Pizza Hut locations in Brazil. Dr. Greeson devotes substantially all of her time to the affairs of Samaritan Pharmaceuticals.

      Albert Wollen has been a Director of the Company since February 14, 2000, and became President on October 30, 2000. He served as Chief Executive Officer from February 14, 2000 to October 30, 2000. From 1985 to February 1993, he was an executive with Ladenburg Thalmann & Co., an investment banking and brokerage firm, located in New York, serving as Syndicate Manager. From approximately February, 1995, to December, 1999, he was one of four co-founders and Managing Directors of Raintree Capital, L.L.C., which founded a company called First America Automotive, devoted to the sale of new automobiles of various manufacturers.

      Eugene Boyle has been our Chief Financial Officer, Chief Operation Officer, and a Director since June 16, 2000. Mr. Boyle received a BSE in Computer Engineering and Applied Mathematics from Tulane University and an MBA from Babson College. From 1993 to 1994, Mr. Boyle was employed by Columbia/HCA as its Chief Operations Officer for the southeast region. Mr. Boyle assisted with mergers and acquisitions of numerous hospitals, and he was responsible for reducing operational expenses. Mr. Boyle has passed the series 7 and 63 securities brokerage registered representative exams, although he is not a practicing representative.

      Doug Bessert has been a Director since March 15, 2001. Mr. Bessert received his BS in Marketing from the University of Wyoming. Since April 1999, Mr. Bessert has been the founder and a consultant of Douglas D. Bessert Financial Consultants, a financial consulting firm that manages portfolios for over 230 clients. From October 1981 until November 2000, Mr. Bessert was a partner, developer, and marketer at Country Lane Estates, a real estate development company.

      Welter "Budd" Holden has been a Director since October 31, 1997. Mr. Holden assisted the Company in recruiting and networking patients for clinical trials. For the past five years, Mr. Holden has been an independent consultant providing architectural and interior design advice. Mr. Holden is the Chairman of our Business/Scientific Advisory Board. Mr. Holden received his BA in architectural and interior design from the Pratt Institute.

      Paul J. Burkett has been a Director since October 31, 1997. Since 1996 Mr. Burkett has worked in independent mining and real estate ventures. Mr. Burkett has served as a member of the Board of Directors of Aaminex Capital Corporation, a company holding inactive mining properties in Nevada and equity in Nevada Gold and Casinos, Inc. Since 1993 Mr. Burkett has been a Vice-President and a Director of Nevada Gold and Casinos, Inc., a public gaming and real estate development firm. Since March 1998, Mr. Burkett has been the President of Goldfield Resources, a wholly owned subsidiary of Nevada Gold and Casinos that owns approximately 500 inactive mining claims.

      Cynthia C. Thompson has been a Director since March 31, 1999. Ms. Thompson is the founder, and since May 1998, has served as the Chief Executive Officer of United States Service Company, a service company serving food and beverage original equipment manufacturers and food service vendors nationwide. In May 1998, Ms. Thompson founded Intuitive Solutions International, Inc., a Houston, Texas firm engaged in capital formation and operations management consulting, where she serves as the President. From May 1987 to May 1993 Ms. Thompson was a representative at E.F. Hutton/Shearson Lehman Brothers in the Regional Institutional Group assisting with bank and institutional accounts. From May 1993 to May 1994, she was a corporate accounts representative with Oppenheimer & Company, Inc., and from May 1994 to May 1998, she was the Director, Corporate Finance Department, of D.E. Frey & Company, Inc., a brokerage firm.

      H. Thomas Winn has served as a Director since March 31, 1999. Mr. Winn has served as the Chairman, Chief Executive Officer, President and a Director of Nevada Gold & Casinos, Inc., a public gaming and real estate development firm, since January 1994. He has also served as Chairman and President of Aaminex Capital Corporation, a consulting and venture capital firm since 1983.

      Brian Sullivan has been a Director since March 15, 2001. Mr. Sullivan has a BA in Psychology and English from the University of Massachusetts at Amherst, and a Masters in Victorian Philosophy from the University of Hall in England. From 1982 to 1996, Mr. Sullivan served as Director of Pratesi of Beverly Hills, where he was responsible for negotiating a relationship with Neiman-Marcus, starting new franchises, and opening new stores. From 1996 through 1997, Mr. Sullivan was Director of Antiques at Charles Pollack, in Los Angeles, increasing sales by over $1M in one year.

Directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. No Director or executive officer of the Company has any family relationship with any other director or executive officer of the Company, except that Mr. Boyle is the son of Dr. Greeson.

The Company has formed, by determination of the Board of Directors, an Audit Committee, and a Compensation Committee, and has also formed a Business/Scientific Advisory Board, with all of these under completion as to who will be appointed, policies and meeting schedules, with, however, Director Holden to act as initial Chair of the Business/Scientific Advisory Board.

Item 10. Executive Compensation

The following table summarizes the compensation paid to our chief executive officer and the other four most highly paid executive officers whose total salary and bonus exceed $100,000 for the year ending December 31, 2000, whom we refer to as our named executive officers:

                           SUMMARY COMPENSATION TABLE

                                                                                                               Long-Term
                                                                       Annual Compensation                    Compensation
                                                                       -------------------                    ------------

                                                                                              Salary           Securities
        Executive Officer                                  Salary            Bonus            Accrued         Underlying
        -----------------                 Year             ------            -----            -------           Options
                                          ----                                                                  -------
          Janet Greeson*                  1998                0                0                 0                 0
                                          1999             40,000              0                 0                 0
                                          2000             30,000              0              282,000              0

          Eugene Boyle*                   1998                0                0                 0                 0
                                          1999                0                0                 0                 0
                                          2000                0                0              182,000              0

----------------

      * On June 16, 2000, Dr. Greeson, Ms. Thompson and Messrs. Boyle, Burkett, Holden, Winn and Wollen received, respectively, 1,000,000, 250,000, 500,000, 100,000, 100,000, 100,000 and 1,000,000 shares of the Company's common stock as compensation for past services rendered to the Company. On February 28, 2001, the Company's Board of Directors rescinded all such shares effective as of November 2, 2000, subject to an agreement to re-issue the rescinded shares upon stockholder approval of an increase in the authorized shares of common stock. Such rescinded shares are not included in the amounts shown in the table above.

1997 Stock Option Plan

Our 1997 Stock Option Plan (the "Plan") was adopted by our Board of Directors and approved by our stockholders at the 1997 Annual Meeting. Two million five hundred thousand shares of common stock were reserved for issuance upon exercise of options granted under the Plan.

The purpose of the Plan is to promote the success of our Company and its subsidiaries by facilitating the retention of competent personnel and by furnishing incentive to officers, directors, employees, consultants, and advisors upon whose efforts the Company's success will depend to a large degree.

The Compensation Committee of our Board of Directors administers our Plan. The Committee has sole power and authority, consistent with the provisions of our Plan, to determine which eligible participants will receive awards, the form of the awards and the number of shares of our common stock covered by each award. The committee may impose terms, limits, restrictions and conditions upon awards, and may modify, amend, extend or renew awards, to accelerate or change the exercise timing of awards or to waive any restrictions or conditions to an award.

Our Plan permits the granting of options to purchase shares of our common stock intended to qualify as incentive stock options under the Internal Revenue Code and stock options that do not qualify as incentive options. The option exercise price of each option will be determined by the committee. The term of each option will be fixed by the committee. The Committee will determine at what time or times each option may be exercised and, the period of time, if any, after retirement, death, disability or termination of employment during which options may be exercised.

As of March 28, 2001, the Company has not granted any options to purchase any of the Company's Common Stock under the Plan. Our Board of Directors has agreed to terminate the Plan upon stockholder approval of the Samaritan Pharmaceuticals, Inc. 2001 Stock Incentive Plan.

401(k) Plan

We adopted a tax-qualified employee savings and retirement plan, or 401(k) plan, covering our full-time employees located in the United States. The 401(k) plan is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended, so that contributions to the 401(k) plan by employees, and the investment earnings thereon, are not taxable to employees until withdrawn from the 401(k) plan. Under the 401(k) plan, employees may elect to reduce their current compensation up to the statutorily prescribed annual limit and have the amount of such contribution contributed to the 401(k) plan. The 401(k) plan does permit additional matching contributions to the 401(k) plan by us on behalf of participants in the 401(k).

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 27, 2001, by all persons known by us to own beneficially 5% or more of the outstanding shares of our common stock, each director, and all executive officers and Directors as a group:

Name and Address of                            Number of Shares               Percentage
Beneficial Owner                               of Beneficially Owned          Ownership of Class(1)
----------------------                         ---------------------          ---------------------
Welter Holden(2)(3)(6)(8)                                 200,000                 .9%
205 Bradford Street
Provincetown, MA 02657

Dr. Janet Greeson(2)(3)(6)(8)                             200,000                 .9%
8058 Pinnacle Peak Ave,
Las Vegas, NV 89113

Paul Burkett(2)(3)(6)(8)                                  128,500                 .5%
4518 Whitset
Studio City, CA 91604

Cynthia Thompson(2)(3)(5)(6)(8)                           154,000                 .7%
3040 Post Oak Blvd. #695
Houston, Texas 77056

H. Thomas Winn(2)(3)(6)(8)                                100,000                 .4%
3040 Post Oak Blvd. #675
Houston, Texas 77056

Cortisol Medical Research(4)                            1,545,100                6.6%
2915 W. Charleston #7
Las Vegas, NV 89102

Albert "Bert" Wollen (2)(3)(6)(7)(8)                      200,000                 .9%
Windermere Capital
5847 San Felipe, S. 310
Houston TX 77057

Eugene Boyle (2)(6)(8)                                  1,319,000                5.6%
101 Convention Center Drive #310
Las Vegas, Nevada, 89109

Brian Sullivan(2)(6)                                      750,000                3.2%
101 Convention Center Drive #310
Las Vegas, Nevada, 89109

Douglas Bessert(2)(3)                                         -0-                -0-

All officers and Directors                              3,051,500               13.1%
as a group (9) persons (2)(6)(8)

--------
(1) Calculated on the basis of 23,402,794 shares of Common Stock issued and outstanding and percentages are rounded and so are approximates.
(2) Officer and/or Director.
(3) The Director owns less than one percent.
(4) Includes 1,545,100 shares held by Cortisol Medical Research, Inc., subject to dispute by the Company. See, " Legal Proceedings."
(5) 24,000 shares are held by Intuitive Solutions International, Inc., which Ms. Thompson controls, and 10,000 are held in her name.
(6) Includes, in accordance with Rule 13d-3, shares an officer or Director may be deemed the beneficial owner, except note: Mr. Boyle is a son of Dr. Greeson, and they each disclaim beneficial ownership of each other's shares.
(7) Includes 200,000 shares held by Windermere Capital, L.L.C., a company he owns and controls.
(8) Includes shares issued to the Directors and that are the subject of a suit. See, " Legal Proceedings." On June 16, 2000, Dr. Greeson, Ms. Thompson and Messrs. Boyle, Burkett, Holden, Winn and Wollen received, respectively, 1,000,000, 250,000, 500,000, 100,000, 100,000, 100,000 and 1,000,000 shares, of the Company's common stock as compensation for past services rendered to the Company. On February 28, 2001, the Company's Board of Directors rescinded all such shares effective as of November 2, 2000, subject to an agreement to re-issue the rescinded shares upon stockholder approval of an increase in the authorized shares of common stock. The rescinded shares are not included in the amounts shown in the table above.

Item 12. Certain Relationships and Related Transactions

The following transactions are believed by Management to be on terms as fair to the Company as those the Company could have obtained from unrelated third parties and arms-length negotiations.

On June 16, 2000, Dr. Greeson, Ms. Thompson and Messrs. Boyle, Burkett, Holden, Winn and Wollen received, respectively, 1,000,000, 250,000, 500,000, 100,000,
100,000, 100,000 and 1,000,000 shares, of the Company's common stock as compensation for past services rendered to the Company. On February 28, 2001, the Company's Board of Directors rescinded all such shares effective as of November 2, 2000, subject to an agreement to re-issue the rescinded shares upon stockholder approval of an increase in the authorized shares of common stock.

During the middle of 1999, before Mr. Wollen became an officer of the Company, his company, Windermere Capital, L.L.C., advanced, on behalf of Pashua Partners, a company which was under negotiations for a funding of the Company, the sum of $50,000 as an initial payment of a $500,000 intended loan to the Company. The loan was not finalized since the funding transaction was not completed due to matters relating to certain litigation. See, Legal Proceedings." Windermere Capital, L.L.C. has cancelled the debt in exchange for 200,000 shares of common stock, in restricted form with reference to SEC Rule 144.

Item 13 Exhibits And Reports On Form 8-K.

Exhibits
No.                      Description
-------------------------------------------------------------------------
2.1   Agreement and Plan of Reorganization*
3.1   Articles of Incorporation, as amended*
3.2   By-Laws (adopted March, 2001)
4.1   Form of common stock certificate*
4.2   1997 Stock Option Plan*
10.1 License Agreement between Cortisol Medical Research, Inc., and Steroidogenesis Inhibitors, Inc., dated September 6, 1994*
10.2 Exclusive Licensing Agreement between Steroidogenesis Inhibitors, Inc., and Steroidogenesis Inhibitors Canada, dated February 10, 1996*
10.3 Consulting Agreement between Performance Strategies, Inc., and the Company dated July 15, 1998*
10.4 Form of Consulting Agreement between The Augustine Equity Fund and the Company dated December 17, 1999*
10.5 Agreement between AIDS Research Alliance Agreement and the Company dated March 5, 1999*
10.6 Assignment between Alfred T. Sapse, M.D., and Steroidogenesis Inhibitors International dated July 15, 1999*
10.7 Assignment between Steroidogenesis Inhibitors, Inc., and the Company dated July 15, 1999*
10.8 Common Stock Purchase Agreement between Company and Fusion Capital Fund II, LLC., dated November 2, 2000**
10.9 Form of Registration Rights Agreement between Company and Fusion Capital Fund II, LLC.**
21    List of Subsidiaries**

--------------
* Incorporated by reference to the Company's SEC Form 10-SB filing, including any amendments, on file with the Commission.
* * Incorporated by reference to the Company's SEC Form SB-2 filing, including any amendments, on file with the Commission.

Reports On Form 8-K.

None.

                                   SIGNATURES

In accordance with Section 13 OR 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             STEROIDOGENESIS INHIBITORS
                             INTERNATIONAL, INC.


Dated: April 3, 2001         By: /s/ Albert "Bert" Wollen
       --------------            ---------------------------------------------
                                 Albert "Bert" Wollen, President

Dated: April 3, 2001         By: /s/ Eugene Boyle
       --------------            ---------------------------------------------
                                 Eugene Boyle, Chief Financial Officer
                                 (principal financial officer)

Dated: April 3, 2001         By: /s/ Dr. Janet Greeson
       --------------            ---------------------------------------------
                                 Dr. Janet Greeson, Chief Executive Officer
                                 (principal executive officer)

Dated: April 3, 2001         By: /s/ Budd Holden
       --------------            ---------------------------------------------
                                 Budd Holden, Director

                  STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC

                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

                                                          Page Number
                                                      ---------------------
INDEPENDENT AUDITORS' REPORTS                                F - 2

CONSOLIDATED FINANCIAL STATEMENTS:

       Balance Sheet                                         F - 3

       Statements of Operations                              F - 4

       Statements of Shareholders' Deficit                   F - 5

       Statements of Cash Flows                              F - 6

       Notes to Financial Statements                         F - 7

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Steroidogenesis Inhibitors International, Inc.

      We have audited the accompanying consolidated balance sheet of Steroidogenesis Inhibitors International, Inc. (a development stage company) as of December 31, 2000 and the related consolidated statements of operations, shareholders' deficit and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, the consolidated financial position of Steroidogenesis Inhibitors International, Inc. (a development stage company) as of December 31, 2000 and the consolidated results of its operations and its cash flows for the years ended December 31, 2000 in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and as more fully described in Note 1, the Company anticipates that additional funding will be necessary to sustain the Company's operations through the year ending December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    /s/Feldman Sherb & Co, P.C.

                                                    Feldman Sherb & Co., P.C.
                                                    Certified Public Accountants

New York, New York
March 29, 2001

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Steroidogenesis Inhibitors International, Inc.

      We have audited the accompanying consolidated balance sheets of Steroidogenesis Inhibitors International, Inc. (a development stage company) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1999 and 1998. All information included in these financial statements is the representation of the owners of the Company. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, the in all material respects, the financial position of Steroidogenesis Inhibitors International, Inc. and subsidiary as of December 31, 1999 and 1998 and the results of its operations, and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

      The accompanying cumulative statements of operations, stockholders' equity (deficit) and cash flows regarding the period from inception (September 5, 1994) through December 31, 1999, include activity prior to our engagement as auditors upon which we have not performed procedures. Therefore, we do not express an opinion on them.

                                             /s/ Tabor and Company

                                                 Tabor and Company
                                                 Certified Public Accountants
Decatur, Georgia
March 6, 2000


                                      F-2A

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2000

                                     ASSETS

CURRENT ASSETS:
      Cash                                                            $   187,853
                                                                      -----------
           TOTAL CURRENT ASSETS                                           187,853
                                                                      -----------

PROPERTY AND EQUIPMENT                                                     40,163

OTHER ASSETS:
      Offering costs                                                        1,050
      Patent registration costs                                            90,079
      Purchased  technology rights                                         74,463
      Deposits                                                             15,720
                                                                      -----------
           TOTAL OTHER ASSETS                                             181,312
                                                                      -----------

                                                                      $   409,328
                                                                      ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Accounts payable                                                $   511,605
      Accrued expenses                                                    464,000
      Common stock to be issued                                           188,550
                                                                      -----------
           TOTAL CURRENT LIABILITIES                                    1,164,155
                                                                      -----------

DEFERRED REVENUE                                                          250,000

SHAREHOLDERS' DEFICIT:
      Common stock, 25,000,000 share authorized at $.001
           par value,  21,534,807 issued and outstanding                   21,535
      Additional paid-in capital                                        9,390,184
      Deferred compensation                                              (759,560)
      Accumulated deficit during development stage                     (9,656,986)
                                                                      -----------
           TOTAL SHAREHOLDERS' DEFICIT                                 (1,004,827)
                                                                      -----------

                                                                      $   409,328
                                                                      ===========

        See accompanying notes to the consolidated financial statements.

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             FROM INCEPTION (SEPTEMBER 5, 1994) TO DECEMBER 31, 2000
               AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                 From                     For the Years
                                              Inception                       Ended
                                          September 5, 1994                December 31,
                                                  To            ---------------------------------
                                          December 31, 2000        2000                  1999
                                         -------------------    ------------         ------------
                                            (Unaudited)
REVENUES                                   $     50,000         $         --         $     50,000
                                           ------------         ------------         ------------

EXPENSES:

Research and development                      1,735,191            1,077,590              379,491
Interest, net                                    13,945                   --               13,945
General and administrative                    7,897,509            2,746,810            1,309,874
Depreciation and amortization                    60,341               18,908               17,945
                                           ------------         ------------         ------------
                                              9,706,986            3,843,308            1,721,255
                                           ------------         ------------         ------------

Net loss                                   $ (9,656,986)        $ (3,843,308)        $ (1,671,255)
                                           ============         ============         ============

Loss per share-basic and diluted           $      (1.01)        $      (0.21)        $      (0.12)
                                           ============         ============         ============

Weighted average number of
shares used in calculation of basic
and diluted loss per share                    9,597,152           17,947,520           13,391,109
                                           ============         ============         ============

        See accompanying notes to the consolidated financial statements.

                  STEROIDOGENESIS INHIBITORS INTERNATIONS, INC.
                          (A DEVELOPMENT STATE COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

             FROM INCEPTION (SEPTEMBER 5, 1994) TO DECEMBER 31, 2000

                                                                                 Shares
                                                      Number       Par Value    Reserved     Additional
                                                        of          Common         for        Paid in                    Deferred
                                                      Shares        Stock      Conversion     Capital       Warrants   Compensation
                                                    -----------  -----------   -----------  ---------------------------------------
Inception at September 5, 1994                               --  $        --   $        --  $        --   $        --    $       --

Shares issued for cash, net of offering costs         6,085,386          609            --      635,481            --            --
Warrants issued for cash                                     --           --            --           --         5,000            --
Shares issued as compensation for services              714,500           71            --    1,428,929            --            --

Net loss                                                     --           --            --           --            --            --
                                                    -----------  -----------   -----------  ---------------------------------------
December 31, 1996                                     6,799,886          680            --    2,064,410         5,000            --

Issuance of stock, prior to acquisition                 206,350           21            --      371,134            --            --
Acquisition of subsidiary for stock                   1,503,000          150            --       46,545            --            --

Shares of parent redeemed, par value $.0001          (8,509,236)        (851)           --          851            --            --
Shares of public subsidiary issued, par value $.001   7,689,690        7,690           820       (8,510)           --            --

Net loss                                                     --           --            --           --            --            --
                                                    -----------  -----------   -----------  ---------------------------------------

December 31, 1997                                     7,689,690        7,690           820    2,474,430         5,000            --

Conversion of parent's shares                           696,022          696          (696)          --            --            --
Shares issued for cash, net of offering costs           693,500          694            --      605,185            --            --
Shares issued in cancellation of debt                   525,000          525            --      524,475            --            --
Shares issued as compensation                           400,000          400            --      349,600            --            --

Net loss                                                     --           --            --           --            --            --
                                                    -----------  -----------   -----------  ---------------------------------------

December 31, 1998                                    10,004,212       10,005           124    3,953,690         5,000            --

Conversion of parent's shares                            13,000           13           (13)          --            --            --
Shares issued in cancellation of debt                    30,000           30            --       29,970            --            --
Shares issued for cash, net of offering costs            45,000           45            --       41,367            --            --
Shares issued as compensation                         3,569,250        3,569            --      462,113            --            --
Detachable warrants issued                                   --           --            --           --       152,125            --
Detachable warrants exercised                           100,000          100            --      148,900      (149,000)           --
Debentures converted to stock                         1,682,447        1,682            --      640,438            --            --

Net loss                                                     --           --            --           --            --            --
                                                    -----------  -----------   -----------  ---------------------------------------

December 31, 1999                                    15,443,909       15,444           111    5,276,478         8,125            --

Conversion of parent's shares                           128,954          129          (111)         (18)           --            --
Shares issued for cash, net of offering costs         1,575,192        1,575            --      858,460            --            --
Shares issued in cancellation of debt                   875,000          875            --      660,919            --            --
Shares issued in cancellation of accounts payable       100,000          100            --       31,165            --            --
Shares issued as compensation                         3,372,945        3,373            --    2,555,094            --      (759,560)
Warrants exercised                                       38,807           39            --        3,086        (3,125)           --
Warrants expired                                             --           --            --        5,000        (5,000)           --

Net loss                                                     --           --            --           --            --            --
                                                    -----------  -----------   -----------  ---------------------------------------

December 31, 2000                                    21,534,807  $    21,535   $        --  $ 9,390,184   $        --      (759,560)
                                                    ===========  ===========   ===========  ===========   ===========    ==========

                                                                           Total
                                                         Accumulated   Shareholders'
                                                           Deficit        Deficit
                                                         -----------    -----------
Inception at September 5, 1994                           $        --    $        --

Shares issued for cash, net of offering costs                     --        636,090
Warrants issued for cash                                          --          5,000
Shares issued as compensation for services                        --      1,429,000

Net loss                                                  (2,152,843)    (2,152,843)
                                                         -----------    -----------
December 31, 1996                                         (2,152,843)       (82,753)

Issuance of stock, prior to acquisition                           --        371,155
Acquisition of subsidiary for stock                               --         46,695

Shares of parent redeemed, par value $.0001                       --             --
Shares of public subsidiary issued, par value $.001               --             --

Net loss                                                    (979,635)      (979,635)
                                                         -----------    -----------

December 31, 1997                                         (3,132,478)      (644,538)

Conversion of parent's shares                                     --             --
Shares issued for cash, net of offering costs                     --        605,879
Shares issued in cancellation of debt                             --        525,000
Shares issued as compensation                                     --        350,000

Net loss                                                  (1,009,945)    (1,009,945)
                                                         -----------    -----------

December 31, 1998                                         (4,142,423)      (173,604)

Conversion of parent's shares                                     --             --
Shares issued in cancellation of debt                             --         30,000
Shares issued for cash, net of offering costs                     --         41,412
Shares issued as compensation                                     --        465,682
Detachable warrants issued                                        --        152,125
Detachable warrants exercised                                     --             --
Debentures converted to stock                                     --        642,120

Net loss                                                  (1,671,255)    (1,671,255)
                                                         -----------    -----------

December 31, 1999                                         (5,813,678)      (513,520)

Conversion of parent's shares                                     --             --
Shares issued for cash, net of offering costs                     --        860,035
Shares issued in cancellation of debt                             --        661,794
Shares issued in cancellation of accounts payable                 --         31,265
Shares issued as compensation                                     --      1,798,907
Warrants exercised                                                --             --
Warrants expired                                                  --             --

Net loss                                                  (3,843,308)    (3,843,308)
                                                         -----------    -----------

December 31, 2000                                        $(9,656,986)   $(1,004,827)
                                                         ===========    ===========

        See accompanying notes to the consolidated financial statements.

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

 FROM INCEPTION (SEPTEMBER 5, 1994 to December 31, 2000) AND FOR THE YEARS ENDED
                           DECEMBER 31, 2000 AND 1999

                                                               From                 For the Years
                                                             Inception                   Ended
                                                        Septmeber 5, 1994             December 31,
                                                                to           -----------------------------
                                                        December 31, 2000       2000              1999
                                                        -----------------    -----------       -----------
                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $(9,656,986)      $(3,843,308)      $(1,671,255)
Adjustments to reconcile net loss to net cash used in
    operating activities:
            Depreciation and amortization                       59,412            18,908            17,945
            Expenses paid through issuance of stock          4,090,089         1,798,907           479,627
(Increase) decrease in assets:
            Notes receivable-related party                          --            11,478             1,412
            Prepaids and other current assets                  (15,525)               --            (6,313)
            Other assets                                            --             2,000                --
Increase in liabilities:
            Deferred revenue                                   250,000                --                --
            Due to related parties                                  --                --                --
            Accounts payable and accrued expenses            1,061,664           778,166           214,793
                                                           -----------       -----------       -----------

NET CASH USED IN OPERATING ACTIVITIES                       (4,211,346)       (1,233,849)         (963,791)
                                                           -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of technology rights                                 (108,969)               --                --
Purchase of property and equipment                             (65,069)          (18,007)          (18,580)
Increase in patent registration costs                          (90,079)          (34,532)          (20,129)
                                                           -----------       -----------       -----------

NET CASH USED IN INVESTING ACTIVITIES                         (264,117)          (52,539)          (38,709)
                                                           -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants                                         157,125                --           152,125
Proceeds from debentures                                       642,120                --           628,175
Proceeds from stock offerings                                2,514,571           860,035            41,412
Common stock to be issued                                      188,550           188,550                --
Offering costs                                                  (1,050)           (1,050)               --
Short-term loan proceeds                                     1,162,000           425,000           182,000
                                                           -----------       -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    4,663,316         1,472,535         1,003,712
                                                           -----------       -----------       -----------

CHANGE IN CASH                                                 187,853           186,147             1,212
CASH AT BEGINNING OF PERIOD                                                        1,706               494
                                                           -----------       -----------       -----------

CASH AT END OF PERIOD                                      $   187,853       $   187,853       $     1,706
                                                           ===========       ===========       ===========

NON-CASH FINANCING & INVESTING ACTIVITIES:

Purchase of net, non-cash assets of subsidiary
     for stock                                             $       195       $                 $        --
                                                           ===========       ===========       ===========
Debt retired through issuance
    of stock                                               $ 1,890,179       $   693,059       $   672,120
                                                           ===========       ===========       ===========

        See accompanying notes to the consolidated financial statements.

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A. The Company:

      Steroidogenesis Inhibitors International, Inc. (the Company), was incorporated as Steroidogenesis Inhibitors, Inc., in Nevada in September, 1994. The Company was organized to engage in securing the patent for and the licensing of a drug called ANTICORT, a trademarked, proprietary drug. ANTICORT was developed by Cortisol Medical Research, Inc., the majority shareholder, from whom the Company purchased the rights. ANTICORT was developed for the treatment of diseases related to deficiencies in the immune system.

      On October 21, 1997, the Company acquired 100% of the outstanding stock of WEBX Media, Inc., through a reorganization agreement. Under the agreement, the principal shareholders of the Company exchanged their stock on a share for share basis for the stock of the Subsidiary. At the time of the acquisition, the Subsidiary was a non-operating public shell with no significant assets. The Company then converted such shares into shares of the Subsidiary for the purpose of becoming a public company.

      The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a loss since inception of $9,656,987. As such, the financial statements reflect recurring losses, working capital deficiencies, negative cash flows from operating activities, and adverse key financial ratios. The Company is dependent upon outside capital to continue in existence and to achieve profitable operations.

      Management's plans for dealing with the adverse effects of the conditions cited above is to raise working capital through equity financing arrangements. In November 2000, the Company entered into a common stock purchase agreement with an institutional investor through which up to $20,000,000 worth of common stock can be issued by the Company (See note 11). Furthermore, management notes that many expenditures can be deferred until funds are available to continue development. While such a strategy would not be preferred due to a competitive market, management is willing to pursue it if necessary.

      B. Basis of Consolidation:

      The accompanying financial statements include the accounts of the Company and its subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

      C. Property and Equipment

      Property and equipment are recorded at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets.

      D. Intangibles

      1. Legal fees associated with registering ANTICORT, and derivative patents are recorded at cost. Amortization, once the patent is approved, will be calculated using the straight-line method, over the estimated useful lives of the patents.

      2. Purchased technology rights are recorded at cost and are being amortized using the straight line method over the estimated useful life of the technology. Amortization of purchased technology was approximately $10,900 for the year ended December 31, 2000. Accumulated amortization at December 31, 2000 was $34,510.

      E. Earnings (loss) per share

      The Company has adopted SFAS, No. 128, Earnings per Share. Net income
(loss) per common share has been restated for all periods presented to conform to the provisions of SFAS No. 128. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the per share amount that would have resulted if diluted potential common stock had been converted to common stock, as prescribed by SFAS No. 128.

      F. Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      G. Research and Development

      Research and development are treated as expenses when incurred.

      H. Impairment of Long-Lived Assets

      The Company reviews long-lived assets, certain identifiable assets and goodwill related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2000, the Company does not believe that any impairment has occurred.

      I. Fair Value Of Financial Instruments

      Statement of Financial Accounting Standard No. 107 "Disclosures about Fair Value of Financial Instruments" (SFAS 107) requires the disclosure of fair value information about financial instruments whether or not recognized on the balance sheet, for which it is practicable to estimate the value. Where quoted market prices are not readily available, fair values are based on quoted market prices of comparable instruments. The carrying amount of cash and accounts payable approximates fair value because of the short maturity of those instruments.

      J. New Accounting Pronouncements

      In June 1998 and June 2000, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 133 and 138 also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS Nos. 133 and 138 are effective for fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of these new standards will have a material impact on the Company's earnings or financial position.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. In June 2000, the SEC delayed the required implementation date of SAB 101. As a result, SAB 101 will not be effective for the Company until the quarter ended September 30, 2001. In October 2000, the SEC issued further guidance on the interpretations included in SAB 101. The Company is currently analyzing the impact of this Staff Accounting Bulletin.

      In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company is currently analyzing this new standard.

      K. Accounting for Stock Options

      The Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation". SFAS 123 encourages the use of a fair-value-based method of accounting for stock-based awards under which the fair value of stock options is determined on the date of grant and expensed over the vesting period. Under SFAS 123, companies may, however, measure compensation costs for those plans using the method prescribed by Accounting Principles Board Opinion No. 25, ("APB No.25"), "Accounting for Stock Issued to Employees." Companies that apply APB No. 25 are required to include pro forma disclosures of net earnings and earnings per share as if the fair-value-based method of accounting had been applied. The Company elected to account for such plans under the provisions of APB No. 25.

2.    REVERSE ACQUISITION OF SUBSIDIARY

      On October 21, 1997, the Company acquired 100% of the outstanding stock of WEBX Media, Inc., through a reorganization agreement. Under the agreement, the principal shareholders of the Company exchanged their stock on a share for share basis for the stock of the Subsidiary. At the time of the acquisition, the Subsidiary was a non-operating public shell with no significant assets. The Company then converted such shares into shares of the Subsidiary for the purpose of becoming a public company.

      The acquisition has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of the Company, pursuant to which the Company is treated as the continuing entity.

3.    DEFERRED REVENUE

      The Company received $250,000 from Steroidogenesis Inhibitors Canada, Inc., ( SI- Canada) for a licensing agreement. The licensing agreement has a duration of ten years beginning with the date the drug is approved for use in Canada. Pursuant to the agreement, the Company has agreed to provide assistance in securing such approval. The revenue will be recognized as expenses are incurred in providing such assistance. The Company is currently involved in litigation with this entity.

4.    COMMITMENTS AND CONTINGENCIES

      The Company has contracted with the Aids Research Alliance to perform clinical testing required pursuant to the Company's efforts to secure FDA approval for ANTICORT. Approximately $469,000 of the $700,000 amended contract was paid as of December 31, 2000. Accrued at December 31, 2000, and paid in early January was $30,000. The Company leases various facilities under operating lease agreements expiring through April 2002. The facilities lease agreements provide for a base monthly payment of $2,620 per month. Rent expense for the year ended December 31, 2000 was $33,119. Future minimum annual lease payments under the facilities lease agreements are as follows: 2001 $32,400, 2002 $2,779.

5.    PROPERTY AND EQUIPMENT

      Property and equipment, at cost, consist of the following as of December 31, 2000:

      Furniture and Fixtures                                       $65,069
      Less accumulated depreciation                                 24,906
                                                                   -------
                                                                   $40,163
                                                                   =======

6.    INCOME TAXES

      The Company follows Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has net operating loss at December 31, 2000 of approximately of $8,000,000, expiring through 2015. Deferred income tax assets as of December 31, 2000 of $2,700,000 as a result of net operating losses, have been fully offset by valuation allowances. The valuation allowances have been established equal to the full amounts of the deferred tax assets, as the Company is not assured that it is more likely than not that these benefits will be realized.

      A reconciliation of the statutory U.S. Federal rate and effective rates is as follows:

                                                    Years ended December 31,
                                               -------------------------------
                                                       2000         1999
                                               -------------------------------
      Net operating loss benefit                         35%          35%
      Benefit not utilized                              (35%)        (35%)
                                               -------------------------------
      Effective Rate                                     --           --
                                               ===============================

7.    SHAREHOLDERS' DEFICIT

      A. Stock warrants and options:

                                                       Shares        Weighted
                                                                     Average
                                                                  Exercise Price
                                                     ----------   --------------
      Outstanding and exercisable at December         1,318,500         4.88
      31, 1998
      Granted                                           150,000         0.32
      Exercised                                        (100,000)        0.01
      Expired                                        (1,218,500)        5.00
                                                     ----------      -------
      Outstanding and exercisable at December           150,000         2.65
      31, 1999
      Exercised and expired                            (150,000)        0.32
                                                     ----------      -------
      Outstanding and exercisable at December                --           --
      31, 2000                                       ==========      =======

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

      B. Stock as compensation and settlement of debt

      The Company issues stock as compensation for services and supplies, valuing such issues premised upon the fair market value of the stock or the services, whichever is more clearly determinable. During 1998, the Company issued 400,000 shares for services rendered by non-employees. During 1999, the Company issued 3,569,250 shares of stock as compensation, valuing such issuances at $465,682. An additional 100,000 shares were issued in January for services incurred and accrued during 1999.

      During the year ended December 31, 2000, the Company issued an aggregate of 3,372,945 shares of common stock to various consultants, in consideration of services rendered or to be rendered to the Company. Such shares were valued at an aggregate of $2,558,467 ranging from .25-.98 per share, representing the fair value of the shares issued. The issuances were recorded as $759,560 of deferred compensation and the balance of $1,798,907 as non-cash compensation expense. During the year ended December 31, 2000 the Company exchanged 875,000 shares of the Company's common stock in settlement of indebtedness.

      C. Stock option plan

      The Company has a stock option plan under which 2,500,000 shares are reserved. At December 31, 2000, no options have been granted pursuant to the plan.

      D. Other

      Outstanding shares does not include 594,352 of shares which were issued without Board approval and are subjected to a court order that prohibits voting or selling such shares.

      E. Stock Warrants

      During the year ended December 31, 2000, the Company issued 100,000 warrants. The following table summarize information about stock warrants at December 31, 2000:

                  Exercise Price            Warrants            Remaining
                                        Outstanding and      Contractual Life
                                       Exercisable Number
                                          Outstanding

                      $1.00                 100,000                 4

8.    RELATED PARTY TRANSACTIONS

      The Subsidiary purchased the technology rights from an entity controlled by the president of the Company for $108,968 which represented the shareholders historical cost of the rights. SI-Canada, subsequent to securing the licensing agreement with the Company, issued 300,000 share to the president of the Company. During 1999, consulting fees of $24,000 were paid to an entity owned by a family member of a director.

9.    RISKS AND UNCERTAINTIES

      Marketability of the product is dependent, among other things, upon securing additional capital to successfully complete the clinical testing of the product, securing FDA approval, and procurement of viable patents.

10.   LITIGATION

      A. Litigation with Canadian Licensee

      On November 4, 1999, the Company filed suit in Nevada, District Court, Clark County, Case No. A410592, against Altachem Pharma, Ltd. of Alberta, Canada, formerly known as Steroidogenesis Inhibitors Canada, Inc. (Altachem) and Steroidogenesis Inhibitors Canada, Inc. (SI Canada) seeking a declaratory judgment, damages and other relief as determined by the Court. SI Canada is the licensee for the Canadian territory for the ANTICORT product, and Altachem is believed to be the parent.

      The Company claimed that the Defendants have interfered with arrangements made with Pashua Partners, L.P. (Pashua). Pashua intended to provide funding and other benefits to the Company. While the Company was in the course of finalizing arrangements with Pashua, SI Canada and Altachem claimed that they were entitled to step into the shoes of Pashua for the pending transaction, even though they were simply a licensee for one Territory.

      Although the Company's lawsuit in Nevada was eventually dismissed on a jurisdictional basis, the Company is currently pursuing the identical claims in the Queens Bench in Edmonton, Alberta, Canada, where SI Canada and Altachem are subject to jurisdiction. In or about November 1999, a lawsuit was filed in Canada where the Company, SI Canada, and Altachem are pursuing their respective claims. Management believes the litigation will be resolved without a material adverse effect on the Company.

      B. Litigation with Former Director

      The Company is currently engaged in litigation with former director Alfred Sapse. Following his resignation, two lawsuits were initiated against the Company by Sapse. In addition, after discovering breaches of fiduciary duties by Sapse, the Company filed a lawsuit against Sapse, Cortisol Medical Research, Inc, (Cortisol) and Sapse for the return and cancellation of illegally issued shares.

      In or about June 2000, Sapse filed a lawsuit against the Company in the District Court, Clark County, Nevada, Case No. A420721. The principal allegations in the lawsuit concern the issuance of shares to members of the board of directors as compensation for services rendered. Since that time, the Board and the recipients of the shares have agreed to rescind the issuance of the shares, and have entered into agreements providing for reissuance at a future date. Management believes the litigation will be resolved without a material adverse effect on the Company.

      In or about September 2000, Sapse filed another lawsuit in District Court, Clark County, Nevada, Case No. A424126. Sapse alleged claims of defamation and invasion of privacy claims. Shortly after the lawsuit was filed, the Court awarded the Company summary judgment, dismissing Sapse's claims against the Company.

      In or about October 2000, the Company filed a lawsuit against Sapse, Cortisol, and Renee Sapse, to remedy a self dealing transaction initiated by Sapse. The Company is actively pursing claims in this lawsuit because Sapse improperly caused the issuance of shares, thus resulting in unfair dilution of shareholder's value. As such, the Company is taking all action necessary to return the improperly issued shares to the Company. Making a preliminary finding that Sapse had breached his fiduciary duties to the Company, the Court has frozen and sterilized hundreds of thousands of shares improperly issued by Sapse.

      Similarly, the Company filed suit in District Court, Dallas County, Texas to stop the transfer of shares currently in the possession of Sapse, Cortisol and Renee Sapse. The Company succeeded in restricting the transfer of all shares in their possession so that the Company may eventually recover all improperly issued shares by Sapse.

11.   FUSION TRANSACTION

      On November 2, 2000, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, ("Fusion") pursuant to which Fusion Capital agreed to purchase up to $20 million of the Company's common stock over a 50 month period from January 26, 2001, which period may be extended an additional three months at the Company's discretion.

      Subject to the limits on purchase and the termination rights described below during each month, Fusion Capital shall purchase up to $400,000 of the Company's common stock. The obligation of Fusion Capital to purchase each month is subject to customary conditions, all of which are outside the control of Fusion Capital as well as the Company's right to suspend purchases described below. This monthly amount may be increased or decreased by us. The selling price per share is equal to the lowest of (a) the lowest sale price of our common stock on the day of submission of a purchase notice by Fusion Capital; or
(b) the average of the three lowest closing sale prices of our common stock during the 15 trading days prior to the date of submission of a purchase notice by Fusion Capital; or (c) $20.00.

      The selling price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction occurring during the 15 trading days in which the closing sale price is used to compute the purchase price. Notwithstanding the foregoing, Fusion Capital may not purchase shares of common stock under the common stock purchase agreement if Fusion Capital or its affiliates would beneficially own more than 9.9% of our then aggregate outstanding common stock immediately after the proposed purchase.

      If the closing sale price of the Company's common stock is below $20.00, the Company has the unconditional right to suspend purchases until the earlier of (1) our revocation of such suspension and (2) such time as the sale price of our common stock is above $20.00. If the closing sales price of the Company's common stock on each of the five trading days immediately prior to the first trading day of any monthly period is at least $5.00, the Company has the right to require that Fusion Capital purchase all or a portion of the remaining amount under the common stock purchase agreement during the next two monthly periods. If the closing sale price of the Company's common stock is below $20.00 for any 10 consecutive trading days, then we may elect to terminate the common stock purchase agreement without any liability or payment to Fusion.