Form 10QSB
period 2001-03-31
STEROIDOGENESIS INHIBITORS INTERNATIONAL INC
filed 2001-05-11
CIK 1057377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                 CURRENT REPORT



         X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES
                            THE EXCHANGE ACT OF 1934

               For the transition period from _______to _________

                         Commission file number 0-26775

                         SAMARITAN PHARMACEUTICALS, INC.
               ---------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                     88-038402
      --------------------                          -----------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)

            101 Convention Center Dr., Suite 310,Las Vegas, NV 89109
                -------------------------------------------------
                    (Address of principal executive offices)

                  Registrant's telephone number, including area
                               code: 702-735-7001


                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


      As of March 31, 2001, the small business issuer had a total of 22,967,992 shares of its Common Stock outstanding.

                         SAMARITAN PHARMACEUTICALS, INC.
           (FORMERLY STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                                      INDEX
                                                                         Page
                                                                         Number
                                                                       ---------
PART I. FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements

       Consolidated Balance Sheet - March 31, 2001 (Unaudited)                3

       Consolidated Statements of Operations for the period
       from Inception (September 5, 1994) to March 31, 2001, and for
       the Three Months Ended march 31, 2001 and 2000 (Unaudited)             4

       Consolidated Statements of Shareholders' Deficit for
       the period from Inception (September 5, 1994) to
       March 31, 2001 (Unaudited)                                             5

       Consolidated Interim Statements of Cash Flows for the period from Inception (September 5, 1994) to March 31, 2001 and for
       the Three Months Ended March 31, 2001 and 2000 (Unaudited)             6

       Notes to Consolidated Financial Statements                             7

 Item 2. Management's Discussion and Analysis or Plan of Operations           8

PART ii. OTHER INFORMATION

 Item 1. Legal Proceedings                                                    9
 Item 6. Exhibits and Reports on Form 8-K                                     9

Signatures                                                                   10

PART 1-FINANCIAL INFORMATION

Item 1 Financial Statements

The information required to be provided is provided below or attached hereto.


                         SAMARITAN PHARMACEUTICALS, INC.
           (FORMERLY STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                 MARCH 31, 2001

                                     ASSETS

CURRENT ASSETS:
      Cash                                                  $            43,499
                                                              ------------------
           TOTAL CURRENT ASSETS                                          43,499
                                                              ------------------

PROPERTY AND EQUIPMENT                                                   37,617

OTHER ASSETS:
      Offering costs                                                      2,284
      Patent registration costs                                          90,079
      Purchased  technology rights                                       71,739
      Deposits                                                           15,720
                                                              ------------------
           TOTAL OTHER ASSETS                                           179,822
                                                              ------------------

                                                            $           260,938
                                                              ==================

                         LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Accounts payable                                      $           472,742
      Accrued expenses to directors and officers                        584,000
      Common stock to be issued                                         148,587
                                                              ------------------
           TOTAL CURRENT LIABILITIES                                  1,205,329
                                                              ------------------

DEFERRED REVENUE                                                        250,000


SHAREHOLDERS'  DEFICIT:
      Common stock, 50,000,000 shares authorized at $.001
           par value,  23,059,242 issued and outstanding                 23,059
      Additional paid-in capital                                     10,063,590
      Deferred compensation                                            (953,601)
      Accumulated deficit during development stage                  (10,327,439)
                                                              ------------------
           TOTAL SHAREHOLDERS' DEFICIT                               (1,194,391)
                                                              ------------------
                                                            $           260,938
                                                              ==================






           See accompanying notes to the consolidated financial statements.

                         SAMARITAN PHARMACEUTICALS, INC.
           (FORMERLY STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED, STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

              FROM INCEPTION (SEPTEMBER 5, 1994) TO MARCH 31, 2001
             AND FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000




                                          From             For the Three
                                        Inception           Months Ended
                                    September 5, 1994         March 31,
                                            To        --------------------------
                                      March 31, 2001      2001           2000
                                     --------------   ------------   -----------
                                       (Unaudited)    (Unaudited)    (Unaudited)

REVENUES                            $       50,000   $          -  $          -
                                     --------------   ------------   -----------

EXPENSES:

Research and development                 1,864,074        128,883       250,750
Interest, net                               13,945              -             -
General and administrative               8,433,809        536,300       289,260
Depreciation and amortization               65,611          5,270         4,727
                                     --------------   ------------  ------------
                                        10,377,439        670,453       544,737
                                     --------------   ------------   -----------

Net loss                            $  (10,327,439)  $   (670,453) $   (544,737)
                                     ==============   ============   ===========

Loss per share-basic and diluted    $        (1.03)  $      (0.03) $      (0.03)
                                     ==============   ============   ===========

Weighted average number of
shares used in calculation of basic
and diluted loss per share              10,060,115     21,788,521    15,945,505
                                     ==============   ============   ===========



            See accompanying notes to the consolidated financial statements.

                         SAMARITAN PHARMACEUTICALS, INC.
            (FORMERLY STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                   (UNAUDITED)
             FROM INCEPTION (SEPTEMBER 5, 1994) TO MARCH 31, 2001

                                             Number   Par Value  Reserved   Additional                                     Total
                                              of       Common      for        Paid in            Deferred  Accumulated Shareholders'
                                             Shares     Stock    Conversion   Capital   Warrants Compensation   Deficit     Deficit
                                           ---------   -------  -----------  ---------  ---------- --------- ------------ ----------
Inception at September 5, 1994                     - $      - $      -     $         -  $      - $       - $         - $          -

Shares issued for cash, net of offering
 costs                                     6,085,386      609        -         635,481         -         -           -      636,090
Warrants issued for cash                           -        -        -               -     5,000         -           -        5,000
Shares issued as compensation for service    714,500       71        -       1,428,929         -         -           -    1,429,000

Net loss                                           -        -        -               -         -         -  (2,152,843)  (2,152,843)
                                         -----------  --------  --------   ------------ ---------- ---------- ----------- ----------
December 31, 1996                          6,799,886      680        -       2,064,410     5,000         -  (2,152,843)     (82,753)

Issuance of stock, prior to acquisition      206,350       21        -         371,134         -         -           -      371,155
Acquisition of subsidiary for stock        1,503,000      150        -          46,545         -         -           -       46,695
Shares of parent redeemed, par
 value $.0001                             (8,509,236)    (851)       -             851         -         -           -            -
Shares of public subsidiary issued,
 par value $.001                           7,689,690    7,690      820          (8,510)        -         -           -            -

Net loss                                           -        -        -               -         -         -    (979,635)    (979,635)
                                         -----------  --------  --------   ------------ ---------- ---------- ----------- ----------

December 31, 1997                          7,689,690    7,690      820       2,474,430     5,000         -  (3,132,478)    (644,538)

Conversion of parent's shares                696,022      696     (696)              -         -         -           -            -
Shares issued for cash, net of
 offering costs                              693,500      694        -         605,185         -         -           -      605,879
Shares issued in cancellation of debt        525,000      525        -         524,475         -         -           -      525,000
Shares issued as compensation                400,000      400        -         349,600         -         -           -      350,000

Net loss                                           -        -        -               -         -         -  (1,009,945)  (1,009,945)
                                         -----------  --------  --------   ------------ ---------- ---------- ----------- ----------

December 31, 1998                         10,004,212   10,005      124       3,953,690     5,000         -  (4,142,423)    (173,604)

Conversion of parent's shares                 13,000       13      (13)              -         -         -           -            -
Shares issued in cancellation of debt         30,000       30        -          29,970         -         -           -       30,000
Shares issued for cash, net
 of offering costs                            45,000       45        -          41,367         -         -           -       41,412
Shares issued as compensation              3,569,250    3,569        -         462,113         -         -           -      465,682
Detachable warrants issued                         -        -        -               -   152,125         -           -      152,125
Detachable warrants exercised                100,000      100        -         148,900  (149,000)        -           -            -
Debentures converted to stock              1,682,447    1,682        -         640,438         -         -           -      642,120

Net loss                                           -        -        -               -         -         -  (1,671,255)  (1,671,255)
                                         -----------  --------  --------   ----------- ----------- ---------- ----------- ----------

December 31, 1999                         15,443,909   15,444      111       5,276,478     8,125         -  (5,813,678)    (513,520)

Conversion of parent's shares                128,954      129     (111)            (18)        -         -           -            -
Shares issued for cash, net of
 offering costs                            1,575,192    1,575        -         858,460         -         -           -      860,035
Shares issued in cancellation of debt        875,000      875        -         660,919         -         -           -      661,794
Shares issued in cancellation of
 accounts payable                            100,000      100        -          31,165         -         -           -       31,265
Shares issued as compensation              3,372,945    3,373        -       2,555,094         -  (759,560)          -    1,798,907
Warrants exercised                            38,807       39        -           3,086    (3,125)        -           -            -
Warrants expired                                   -        -        -           5,000    (5,000)        -           -            -

Net loss                                           -        -        -               -         -         -  (3,843,308)  (3,843,308)
                                         -----------  --------  --------   ----------- ----------- ---------- ----------- ----------
December 31, 2000                         21,534,807   21,535        -       9,390,184         -  (759,560) (9,656,986)  (1,004,827)

Shares issued for cash, net of
 offering costs                              522,912      523        -         229,064         -         -           -      229,587
Shares issued as compensation                658,916      659        -         256,134         -  (194,041)          -       62,752
Shares issued for previously purchased
 shares                                      342,607      342        -         188,208         -         -           -      188,550

Net loss                                                                                                       (670,453)   (670,453)
                                         -----------  --------  --------   ----------- ----------- ---------- ----------- ----------
March 31, 2001                            23,059,242 $ 23,059 $      -     $ 10,063,59  $      - $(953,601)$(10,327,439)$(1,194,391)
                                         ===========  ========  ========   =========== =========== ========== =========== ==========

        See accompanying notes to the consolidated financial statements.

                         SAMARITAN PHARMACEUTICALS, INC.
           (FORMERLY STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          FROM INCEPTION (SEPTEMBER 5, 1994) TO MARCH 31, 2001 AND FOR
                 THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000



                                                                     From           For the Three Months
                                                                   Inception               Ended
                                                               September 5, 1994          March 31,
                                                                      to         ---------------------------
                                                                March 31, 2001       2001           2000
                                                             ------------------- -------------   ------------
                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $        (10,327,439) $     (670,453) $    (544,737)
Adjustments to reconcile net loss to net cash used in
    operating activities:
            Depreciation and amortization                             64,682           5,270          4,727
            Expenses paid through issuance of stock                4,152,841          62,752         60,765
Increase in assets:
            Notes receivable-related party                                 -               -         (6,044)
            Prepaids and other current assets                        (15,525)              -              -
Increase in liabilities:
            Deferred revenue                                         250,000               -              -
            Accounts payable and accrued expenses                  1,142,801          81,137        121,047
                                                          -------------------   -------------   ------------

NET CASH USED IN OPERATING ACTIVITIES                             (4,732,640)       (521,294)      (364,242)
                                                          -------------------   -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of technology rights                                       (108,969)              -              -
Purchase of property and equipment                                   (65,069)              -              -
Increase in patent registration costs                                (90,079)              -              -
                                                          -------------------   -------------   ------------

NET CASH USED IN INVESTING ACTIVITIES                               (264,117)              -              -
                                                          -------------------   -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants                                               157,125               -              -
Proceeds from debentures                                             642,120               -              -
Proceeds from stock offerings                                      2,744,158         229,587        114,391
Common stock to be issued                                            337,137         148,587              -
Offering costs                                                        (2,284)         (1,234)             -
Short-term loan proceeds                                           1,162,000               -        438,000
                                                          -------------------   -------------   ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          5,040,256         376,940        552,391
                                                          -------------------   -------------   ------------

CHANGE IN CASH                                                        43,499        (144,354)       188,149
CASH AT BEGINNING OF PERIOD                                                -         187,853          1,706
                                                          -------------------   -------------   ------------

CASH AT END OF PERIOD                                   $             43,499  $       43,499  $     189,855
                                                          ===================   =============   ============

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Purchase of net, non-cash assets of  subsidiary
     for stock                                          $                195  $            -  $           -
                                                          ===================   =============   ============
Debt retired through issuance
    of stock                                            $          1,162,000  $            -  $     425,000
                                                          ===================   =============   ============

Issuance of common stock, previously subscribed         $            188,550  $      188,550  $           -
                                                          ===================   =============   ============




        See accompanying notes to the consolidated financial statements.

                   Notes to Consolidated Financial Statements


BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2000, included in the Form 10-KSB for the year then ended.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2001, and the results of operations and cash flows for the three-month period ending March 31, 2001 and 2000 have been included.

The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2000.

Management notes that stock was issued as followed during the three months ended March 31, 2001:

No. of shares              Issued Pursuant To                    Price/valuation

   658,916                 Compensation for services rendered       $     62,752
   342,607                 Subscriptions due at December 31, 2000        188,550
   522,912                 Sale of restricted stock                      229,587
 ----------                                                          -----------
 1,524,435                                                          $    480,889
 ----------                                                          -----------

Management notes that the Company was involved in litigation at March 31, 2001. Please see Part II- Other Information, Item 1, Legal Proceedings.

                       RESULTS OF OPERATIONS AND LIQUIDITY
(Three months ended March 31, 2001 Compared to Three months Ended March 31,2001)

The Company is still in the development stage and has not begun operations as such. The Company's activities consist principally of raising the funds required to complete the testing of its products, and identify and acquire other promising pharmaceutical opportunities.

The increase in expenditures during the three months ended March 31, 2001, are a result of the issuance of restricted shares for services rendered.

During the three months ended March 31, 2000, the Company realized proceeds of approximately $230,000 through the sale of its common stock. Such proceeds were used to fund the Company's operating losses.

Item 2 Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report.

Plan of Operations

The Company was formed in March 1996 and became public in October 1997. It was later renamed Samaritan Pharmaceuticals in April 2001 to reflect the change in the charter and strategic focus of its business. The Company has focused its operations on developing and commercializing its proprietary drug, ANTICORT(TM). To develop ANTICORT(TM) the Company has plans to complete its FDA Phase lB/llA human clinical trial, and with success, license ANTICORT(TM) directly to a major Pharma and/or third parties.

While the Company is in the FDA Clinical Trial Phase lB/llA it has not generated revenues to meet capital needs, but has been successful in obtaining capital infusions in private transactions from existing shareholders or persons familiar with management. These sporadic private placements are only to persons who are, in management's opinion, accredited investors, willing to assume the risk of loss of their entire investment. Management anticipates that these subscriptions will continue. Except for an agreement to sell shares to Fusion Capital Fund II, LLC ("Fusion Capital"), discussed below, no commitment exists for continued investments, or for any underwriting.

The Company needs to complete various research and development steps as part of its plans. These steps include the completion of Phase lB/llA clinical trial as to its ANTICORT(TM). These steps also include the application and obtaining of FDA final approval.

On November 2, 2000, the company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, a Chicago-based institutional investor, whereby Fusion Capital agreed, subject to contract terms, to buy $20 million of the Company's common stock. The aggregate equity investment committed to the Company by Fusion Capital is $20 million. These funds will be used to further develop the proprietary drug ANTICORT(TM), through FDA clinical trials, build a pipeline of technology and for acquisitions, alliances and other corporate opportunities.

More specifically, Fusion Capital has agreed to purchase from the Company up to $20 million of the Company's common stock over a 50-month period, subject to a three-month extension by the Company. Each month Samaritan has the right to sell to Fusion Capital up to $400,000 of its common stock at a price based upon the market price of the common stock on the date of each sale without any fixed discount to the market price. At the Company's sole option, Fusion Capital can be required to purchase lesser or greater amounts of common stock each month up to $20 million in the aggregate. The Company has the right to control the timing and the amount of stock sold to Fusion Capital. Samaritan also has the right to terminate the agreement at any time without any additional cost.

Management does not believe that the Company will develop any material revenues until the Company completes its clinical trial to demonstrate the efficacy of ANTICORT(TM) and obtains one or more licensing agreements with a major Pharmaceutical. An exception may be that the Company could, although with no guarantee, attain revenues as part of its plans to expand the focus of the Company beyond ANTICORT(TM).

Management estimates the Company's operating expenses to be a minimum of $150,000 per month, depending upon the Company's payments to outside research and other consultants. The Company is also dependent upon the proceeds of financing from the sale of its securities to fund its clinical studies, particularly the clinical study ongoing with the Aids Research Alliance in California.

The Company has incurred research and development stage losses since inception. These losses consist primarily of research and related expenditures, marketing costs, and consulting, and administrative overhead and expenses, incurred while the Company seeks to complete development of its product, which includes studies and obtaining FDA final approval. No significant revenues have been earned by the Company, or cash flow from operations, to help pay these operating needs.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

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

In or about October 2000, the Company filed a lawsuit against Sapse, Cortisol, and Renee Sapse, to remedy a self dealing transaction initiated by Sapse. The Company is actively pursing claims in this lawsuit because Sapse improperly caused the issuance of shares, thus resulting in unfair dilution of shareholder's value. As such, the Company is taking all action necessary to return the improperly issued shares to the Company. Making a preliminary finding that Sapse had breached his fiduciary duties to the Company, the Court has frozen hundreds of thousands of shares improperly issued by Sapse.

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

b. Reports on Form 8-K. None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMARITAN PHARMACEUTICALS, INC.
(Registrant)

By: /s/ Janet Greeson, Ph.D., C.E.O.
   ------------------------------------
        Janet Greeson, Ph.D.
     (Principal Executive Officer)

Date: 04/15/2001