Form 10QSB
period 2001-06-30
SAMARITAN PHARMACEUTICALS INC
filed 2001-08-14
CIK 1057377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                 CURRENT REPORT



         X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 30, 2001





                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet                                        3

         Consolidated Statements of Operations                             4

         Consolidated Statements of Stockholders' Deficit
                  (Deficit) for the period from Inception
                  (September 5, 1994) to June 30, 2001                     5

         Consolidated Statements of Cash Flows                             6

         Notes to Consolidated Financial Statements                       7-8

     Item 2.  Management's Discussion and Analysis of Plan of Operations  9-11

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                           12-13

     Item 6.  Exhibits and Reports on Form 8-K                              13

Signatures                                                                  14

                         SAMARITAN PHARMACEUTICALS, INC.
            (FORMERLY STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED, BALANCE SHEET
                                   (UNAUDITED)
                                  June 30, 2001

                                     ASSETS

CURRENT ASSETS:
Cash                                                            $       155,220
Prepaid expense                                                          67,180
                                                                 ---------------
TOTAL CURRENT ASSETS                                                    222,400
                                                                 ---------------

PROPERTY AND EQUIPMENT                                                   35,071

OTHER ASSETS:
Offering costs                                                            2,284
Patent registration costs                                                90,079
Purchased  technology rights                                             69,015
Deposits                                                                 15,720
                                                                 ---------------
TOTAL CURRENT LIABILITIES                                               177,098
                                                                 ---------------
TOTAL ASSETS                                                    $       434,569
                                                                 ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                                $       565,252
Accrued expenses: directors and officers                                760,600
Common stock to be issued                                               217,400
                                                                 ---------------
TOTAL CURRENT LIABILITIES                                             1,543,252
                                                                 ---------------
DEFERRED REVENUE                                                        250,000
                                                                 ---------------

STOCKHOLDERS'  DEFICIT:
Common stock, 100,000,000 share authorized at $.001
     par value,  24,449,933 issued and outstanding                       24,450
Additional paid-in capital                                           10,528,257
Deferred compensation                                                  (953,601)
Accumulated deficit                                                 (10,957,789)
                                                                 ---------------
TOTAL STOCKHOLDERS' DEFICIT                                          (1,358,683)
                                                                 ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $       434,569
                                                                 ===============






        See accompanying notes to the consolidated financial statements.

                         SAMARITAN PHARMACEUTICALS, INC.
            (FORMERLY STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
      FROM INCEPTION (SEPTEMBER 5, 1994), AND FOR THE FOR THE SIX MONTHS S
                  AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000




                                                      From                    For the Six                   For the Three
                                                    Inception                 Months Ended                  Months Ended
                                                (September 5, 1994)             June 30,                     June 30,
                                                       To               ---------------------------   --------------------------
                                                  June 30, 2001           2001           2000           2001          2000
                                                -------------------    ------------   ------------   -----------   ------------
            REVENUES:                         $             50,000   $           -  $           -  $          -  $           -
                                                -------------------    ------------   ------------   -----------   ------------
            EXPENSES:

            Research and development                     1,870,972         135,781        631,769         6,898        381,019
            Interest                                        13,945               -          2,100             0          2,100
            General and administrative                   9,051,991       1,154,482      2,048,928       618,182      1,759,668
            Depreciation and amortization                   70,881          10,540          9,454         5,270          4,727
                                                -------------------    ------------   ------------   -----------   ------------
                                                        11,007,789       1,300,803      2,692,251       630,350      2,147,514
                                                -------------------    ------------   ------------   -----------   ------------

            Net loss                          $        (10,957,789)  $  (1,300,803) $  (2,692,251) $   (630,350) $  (2,147,514)
                                                ===================    ============   ============   ===========   ============
            Loss per share:
                      Basic and diluted       $              (1.04)  $       (0.06) $       (0.16) $      (0.03) $       (0.13)
                                                ===================    ============   ============   ===========   ============
            Weighted average number of
                 shares outstanding:

                      Basic and diluted                 10,542,461      22,516,379     16,606,796    23,244,237     17,068,375
                                                ===================    ============   ============   ===========   ============



        See accompanying notes to the consolidated financial statements.

                         SAMARITAN PHARMACEUTICALS, INC.
            (FORMERLY STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.)
                          (A DEVELOPMENT STATE COMPANY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)

               FROM INCEPTION (SEPTEMBER 5, 1994) TO JUNE 30, 2001

                                        Shares
                                        Numbe      Par Value  Reserved   Additional                                     Total
                                          of        Common     for       Paid in               Deferred   Accumulated Shareholders'
                                        Shares      Stock    Conversion  Capital     Warrants Compensation Deficit     Deficit
                                      -----------   -------  ---------  ----------- --------- ------------ ----------  -----------
Inception at September 5, 1994                 -  $      - $        - $         -   $       - $       - $          - $          -

Shares issued for cash,
  net of offering                      6,085,386       609          -     635,481           -         -            -      636,090
Warrants issued for cash                       -         -          -           -       5,000         -            -        5,000
Shares issued as compensation
  for service                            714,500        71          -   1,428,929           -         -            -    1,429,000

Net loss                                       -         -          -           -           -         -   (2,152,843)  (2,152,843)
                                      -----------   -------  ---------  ----------- --------- -----------  ----------  -----------
December 31, 1996                      6,799,886       680          -   2,064,410       5,000         -   (2,152,843)     (82,753)

Issuance of stock, prior to acquisition  206,350        21          -     371,134           -         -            -      371,155
Acquisition of subsidiary for stock    1,503,000       150          -      46,545           -         -            -       46,695

Shares of parent redeemed,
  par value $.0001                    (8,509,236)     (851)         -         851           -         -            -            -
Shares of public subsidiary
  issued, par value $.001              7,689,690     7,690        820      (8,510)          -         -            -            -

Net loss                                       -         -          -           -           -         -     (979,635)    (979,635)
                                      -----------   -------  ---------  ----------- --------- ------------  ----------  -----------

December 31, 1997                      7,689,690     7,690        820   2,474,430       5,000         -   (3,132,478)    (644,538)

Conversion of parent's shares            696,022       696       (696)          -           -         -            -            -
Shares issued for cash, net of
  offering costs                         693,500       694          -     605,185           -         -            -      605,879
Shares issued in cancellation of debt    525,000       525          -     524,475           -         -            -      525,000
Shares issued as compensation            400,000       400          -     349,600           -         -            -      350,000

Net loss                                       -         -          -           -           -         -   (1,009,945)  (1,009,945)
                                      -----------   -------  ---------  ----------- --------- ------------  ----------  -----------
December 31, 1998                     10,004,212    10,005        124   3,953,690       5,000         -   (4,142,423)    (173,604)

Conversion of parent's shares             13,000        13        (13)          -           -         -            -            -
Shares issued in cancellation of debt     30,000        30          -      29,970           -         -            -       30,000
Shares issued for cash, net of
  offering costs                          45,000        45          -      41,367           -         -            -       41,412
Shares issued as compensation          3,569,250     3,569          -     462,113           -         -            -      465,682
Detachable warrants issued                     -         -          -           -     152,125         -            -      152,125
Detachable warrants exercised            100,000       100          -     148,900    (149,000)        -            -            -
Debentures converted to stock          1,682,447     1,682          -     640,438           -         -            -      642,120

Net loss                                       -         -          -           -           -         -   (1,671,255)  (1,671,255)
                                      -----------   -------  ---------  ----------- --------- ------------  ----------  -----------
December 31, 1999                     15,443,909    15,444        111   5,276,478       8,125         -   (5,813,678)    (513,520)

Conversion of parent's shares            128,954       129       (111)        (18)          -         -            -            -
Shares issued for cash, net of
  offering costs                       1,575,192     1,575          -     858,460           -         -            -      860,035
Shares issued in cancellation of debt    875,000       875          -     660,919           -         -            -      661,794
Shares issued in cancellation of
  accounts payable                       100,000       100          -      31,165           -         -            -       31,265
Shares issued as compensation          3,372,945     3,373          -   2,555,094           -  (759,560)           -    1,798,907
Warrants exercised                        38,807        39          -       3,086      (3,125)        -            -            -
Warrants expired                               -         -          -       5,000      (5,000)        -            -            -

Net loss                                       -         -          -           -           -         -   (3,843,308)  (3,843,308)
                                      -----------   -------  ---------  ----------- --------- ------------  ----------  -----------
December 31, 2000                     21,534,807    21,535          -   9,390,184           -  (759,560)  (9,656,986)  (1,004,827)

Shares issued for cash, net of
  offering                             1,209,610     1,210          -     459,061           -         -            -      460,271
Shares issued as compensation          1,362,909     1,363          -     490,804           -  (194,041)           -      298,126
Shares issued on previously purchased
  shares                                 342,607       342          -     188,208           -         -            -      188,550
Net loss                                                                                                  (1,300,803)  (1,300,803)
                                      -----------   -------  ---------  ----------- --------- ----------  ----------  -----------
June 30, 2001                         24,449,933  $ 24,450 $        - $10,528,257   $       - $(953,601)$(10,957,789)$ (1,358,683)
                                      ===========   =======  =========  =========== ========= ==========  ==========  ===========



        See accompanying notes to the consolidated financial statements.

                         SAMARITAN PHARMACEUTICALS, INC.
            (FORMERLY STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
            FROM INCEPTION (SEPTEMBER 5, 1994) AND FOR THE SIX MONTHS
                          ENDED JUNE 30, 2001 AND 2000




                                                                                  From                   For the Six Months
                                                                                Inception                       Ended
                                                                            (September 5, 1994)                June 30,
                                                                                   To                -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                         March 31, 2001             2001               2000
                                                                           ------------------           -----              -----
Net loss                                                              $          (10,957,789)  $      (1,300,803) $      (2,692,251)
Adjustments to reconcile net loss to net cash used in
    operating activities:
               Depreciation and amortization                                          69,952              10,540              9,454
               Expenses paid through issuance of stock                             4,388,215             298,126            341,706
(Increase) decrease in assets:
               Notes receivable-related party                                              -                   -             (6,043)
               Prepaids and other current assets                                     (82,705)            (67,180)             2,000
Increase (decrease) in liabilities:
               Deferred revenue                                                      250,000                   -                  -
               Accounts payable and accrued expenses                               1,411,911             350,247          1,668,376
                                                                        ---------------------    ----------------   ----------------
NET CASH USED IN OPERATING ACTIVITIES                                             (4,920,416)           (709,070)          (676,758)
                                                                        ---------------------    ----------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of technology                                                              (108,969)                  -                  -
Purchase of furniture and equipment                                                  (65,069)                  -                  -
Patent registration costs                                                            (90,079)                  -             (3,705)
                                                                        ---------------------    ----------------   ----------------
NET CASH USED IN INVESTING ACTIVITIES                                               (264,117)                  -             (3,705)
                                                                        ---------------------    ----------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants                                                               157,125                   -                  -
Proceeds from debentures                                                             642,120                   -                  -
Proceeds from stock sales                                                          2,974,842             460,271            114,391
Common stock to be issued                                                            405,950             217,400                  -
Offering costs                                                                        (2,284)             (1,234)                 -
Short-term loan proceeds                                                           1,162,000                   -            602,631
                                                                        ---------------------    ----------------   ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          5,339,753             676,437            717,022
                                                                        ---------------------    ----------------   ----------------
CHANGE IN CASH                                                                       155,220             (32,633)            36,559
CASH AT BEGINNING OF PERIOD                                                                -             187,853              1,706
                                                                        ---------------------    ----------------   ----------------
CASH AT END OF PERIOD                                                 $              155,220   $         155,220  $          38,265
                                                                        =====================    ================   ================

NON-CASH FINANCING & INVESTING ACTIVITIES:

Purchase of net, non-cash assets of  subsidiary
     for stock                                                        $                  195   $               -  $               -
Short-term debt retired through issuance
    of stock                                                          $            1,890,179   $               -  $         566,100
Issuance of common stock, previously subscribed                       $              188,550   $         188,550  $               -


        See accompanying notes to the consolidated financial statements.

                            SAMARITAN PHARMACEUTICALS
            (FORMERLY STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION:

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2001, and the results of operations and cash flows for the six-month period ending June 30, 2001 and 2000 have been included.

The results of operations for the three months and six months period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2000.

Management notes that stock was issued as followed during the six months ended June 30, 2001:

No. of shares       Issued Pursuant To                         Price/valuation

1,362,909           Compensation for services rendered         $    492,167
   42,607           Subscriptions due at December 31, 2000          188,550
1,209,610           Sale of restricted stock                        460,271
---------                                                       -----------
2,915,126                                                       $ 1,140,988
---------                                                       -----------
                                        7

NOTE 2 - FUTURE EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement are not expected to have a material effect on the Company's financial position or operations.

Item 2 Management's Discussion and Analysis or Plan of Operation.

BACKROUND

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report.

Plan of Operations

The company was formed in March 1996 and became public in October 1997. It was later renamed Samaritan Pharmaceuticals in April 2001 to reflect the change in the charter and strategic focus of its business. The Company has focused its operations on developing and commercializing its proprietary drug, ANTICORT(TM). To develop ANTICORT(TM), the Company has plans to complete its FDA Phase lB/llA human clinical trial, and with success, license ANTICORT(TM) directly to a major pharmaceutical company or third parties.

While the Company is in the FDA Clinical Trial Phase lB/llA with ANTICORT(TM), it has not generated revenues to meet capital needs, but has been successful in obtaining capital infusions with private transactions from existing shareholders or persons familiar with management. These sporadic private placements are made only to persons who are, in management's opinion, accredited investors, willing to assume the risk of loss of their entire investment. Management anticipates that these subscriptions with private placements will continue. Additionally, Fusion Capital Fund II, LLC ("Fusion Capital"), discussed below, has signed a commitment for continued investments, up to $20,000,000 over the next 5 years. The Company has no plans for a future underwriting at the present time.

The Company needs to complete various research and development steps as part of its plans. The completion of Phase lB/llA clinical trial as to its ANTICORT(TM) has just taken place and the Company estimates that results might be available in a few months, which would then be forwarded to the FDA for consideration. These steps also include the application preparation by Samaritan's CRO and submission to the FDA where the average length of time to hear back from the FDA is five months before obtaining final approval or the request for further clinical data.

On June 19, 2001, Georgetown University granted Samaritan an Exclusive Worldwide License to Georgetown's patent for "Early Detection" of Alzheimer's.
Georgetown's  research efforts toward this patent  accumulated over a seven-year period. The patent, entitled, "Neurosteroids As Markers for Alzheimer's Disease," naming as inventors Vassilios Papadopoulos, Rachel C. Brown and Caterina Cascio may allow for the early determination of oxidative stress in the brain and these changes may reflect early damage in Alzheimer's. The ability to detect increases in oxidative stress in the brain before the onset of clinical symptoms may allow for the treatment of Alzheimer's and other neurodegenerative diseases before they become debilitating.

Samaritan Pharmaceuticals has also signed a seven-year research collaboration with Georgetown University, which becomes effective July 1, 2001. The aims of the Georgetown/Samaritan research collaboration are (1) to develop "one molecule" drugs and extend clinical studies to in vivo experiments in animal models simulating Alzheimer's disease (2) to develop an accurate, reliable diagnostic for nuero-degeneration (Alzheimer's), and (3) to focus on new drug development in Oncology and Neurology with the ability to protect the brain from neuronal damage and tumor growth.

Under the agreement, Samaritan receives worldwide exclusive rights to any novel therapeutic agents or diagnostic technologies that may result from the research collaboration directed by Dr. Vassilios Papadopoulos with his team of seven research professionals (including five Ph.D. level research scientists) who have expertise in the fields of endocrinology, pharmacology, cell biology, organic and steroid chemistry and computer modeling. Dr. Papadopoulos is the Head of the Division of Hormone Research and a Professor at the Department of Cell Biology, Pharmacology and Neurosciences at Georgetown University Medical Center. He has authored over 150 scientific publications in the field of steroid hormone production and presented his work in numerous national and international meetings.

On November 2, 2000, the company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, a Chicago-based institutional investor. In the agreement Fusion Capital, subject to contract terms, will buy an aggregate of $20 million of the Company's common stock. These funds will be used to further develop the proprietary drug ANTICORT(TM), to build a pipeline of technology with Georgetown University and to conduct acquisitions, alliances and other corporate opportunities.

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

Management does not believe that the Company will develop any material revenues until the Company completes its clinical trial to demonstrate the efficacy of ANTICORT(TM) and accomplishes one or more licensing agreements with a major Pharmaceutical. An exception may be that the Company could, although with no guarantee, attain revenues as part of its plans to expand the focus of the Company beyond ANTICORT(TM).

Management estimates the Company's operating expenses to be a minimum of $100,000 per month, depending upon the Company's payments to outside research and other consultants. The Company is also dependent upon the proceeds of financing from the sale of its securities to fund its clinical studies.

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

RESULTS OF OPERATIONS AND LIQUIDITY
(Six months ended June 30, 2001 Compared to Six months Ended June 30, 2000)

The Company is still in development stage and has not begun operations as such. The Company's activities consist principally of raising the funds required to complete the testing of its products, and identify and acquire other promising pharmaceutical opportunities.

The decrease in expenditures during the six months ending June 30, 2001, reflect the Company's ability to raise funds to continue the development stage through the sale and/or issuance of its restricted shares during changing capital markets.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Litigation with Former Director

The Company is currently engaged in litigation with former director Alfred Sapse. Following his resignation, two lawsuits were initiated against the Company by Sapse. One suit is expected to be resolved, via a summary judgment in the Companies favor in the near future and the other suit was dismissed in the Companies favor. In addition, after discovering breaches of fiduciary duties by Sapse, the Company filed a lawsuit against Sapse, Cortisol Medical Research, Inc, (Cortisol) and Sapse for the return and cancellation of illegally issued shares.

Regarding the lawsuit we expect to resolve shortly, in June 2000, Sapse filed a lawsuit against the Company in the District Court, Clark County, Nevada, Case No. A420721. The principal allegations in the lawsuit concern the issuance of shares to members of the board of directors as compensation for services rendered. Since that time, the Board and the recipients of the shares have agreed to rescind the issuance of the shares, and have entered into agreements providing for reissuance at a future date. In April, at the Annual Shareholders Meeting, this issue was voted upon and endorsed by the Shareholders of the Company via a Proxy vote receiving over 96% of the vote. Management believes the litigation will be resolved shortly with a summary judgment in favor of the Company without a material adverse effect on the Company.

In September 2000, Sapse filed another lawsuit in District Court, Clark County, Nevada, Case No. A424126. Sapse alleged claims of defamation and invasion of privacy claims. Shortly after the lawsuit was filed, the Court awarded the Company a favorable summary judgment, dismissing Sapse's claims against the Company.

In or about October 2000, the Company filed a lawsuit against Sapse, Cortisol, and Renee Sapse, to remedy a self-dealing transaction initiated by Sapse. The Company is aggressively pursing claims against Sapse since he self-servingly and improperly caused the issuance of shares to himself, thus resulting in unfair dilution of shareholder's value. As such, the Company is taking all the action necessary to return the improperly issued shares to the Company. Making a preliminary finding that Sapse had breached his fiduciary duties to the Company, the Court has frozen and sterilized hundreds of thousands of shares improperly issued by Sapse. Further, Sapse has received numerous injunctions issued by the Courts to stop Sapse from representing himself as the Company or selling shares which the company adamantly pursuing. The Company has also learned that Sapse has a history and has damaged other public Companies in the same fashion as his attempt to damage Samaritan.

The Company filed suit in District Court, Dallas County, Texas to stop the transfer of shares currently in the possession of Sapse, Cortisol and Renee Sapse. The Company succeeded in restricting the transfer of all shares in their possession so that the Company may eventually recover all improperly issued shares by Sapse. The Company decided to let the injunction lapse and aggressively maintain the injunctions in Nevada to reduce litigation expenses.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits Index - FORM 10-QSB. None.

b. Reports on Form 8-K. The only Report on Form 8-K filed by the Company during the period covered by this report was filed June 27, 2001 described a change in the advisory board of directors.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMARITAN PHARMACEUTICALS, INC.
(Registrant)

By: /s/ Janet Greeson, Ph.D., C.E.O.
   ------------------------------------
   Janet Greeson, Ph.D.
  (Principal Executive Officer)

Date: 08/14/2001