Form 10QSB
period 2001-09-30
SAMARITAN PHARMACEUTICALS INC
filed 2001-11-14
CIK 1057377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES
                            THE EXCHANGE ACT OF 1934

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

                      101 Convention Center Dr., Suite 310
                               Las Vegas, NV 89109
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (702) 735-7001
              (Registrant's telephone number, including area code)

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2001, there were 27,769,236 outstanding shares of the Registrant's Common Stock, par value $.001 per share.

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 2001


                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet                                         3

         Consolidated Statements of Operations                              4

         Consolidated Statements of Stockholders' Deficit
              for the period from Inception
             (September 5, 1994) to September 30, 2001                      5

         Consolidated Statements of Cash Flows                              6

         Notes to Consolidated Financial Statements                        7-8

     Item 2.  Management's Discussion and Analysis of Plan of Operations   9-12

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                           12-13

     Item 2.  Changes in Securities and Use of Proceeds                     13

     Item 6.  Exhibits and Reports on Form 8-K                            14-15

Signatures                                                                  16

                         SAMARITAN PHARMACEUTICALS, INC.
            (FORMERLY STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED, BALANCE SHEET
                                   (UNAUDITED)
                               September 30, 2001

                                     ASSETS

CURRENT ASSETS:
Cash                                                       $             48,625
Prepaid expense                                                          67,180
                                                             -------------------
TOTAL CURRENT ASSETS                                                    115,805
                                                             -------------------
PROPERTY AND EQUIPMENT                                                   32,525

OTHER ASSETS:
Offering costs                                                            2,284
Patent registration costs                                                90,079
Purchased  technology rights                                             66,291
Deposits                                                                 15,720
                                                             -------------------
TOTAL CURRENT LIABILITIES                                               174,374
                                                             -------------------
TOTAL ASSETS                                               $            322,704
                                                             ===================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                           $            359,037
Accrued expenses: directors and officers                                931,600
Common stock to be issued                                                66,872
                                                             -------------------
TOTAL CURRENT LIABILITIES                                             1,357,509
                                                             -------------------
DEFERRED REVENUE                                                        250,000
                                                             -------------------

STOCKHOLDERS'  DEFICIT:
Common stock, 100,000,000 share authorized at $.001
     par value,  26,780,684 issued and outstanding                       26,781
Additional paid-in capital                                           11,181,517
Deferred compensation                                                  (953,601)
Accumulated deficit                                                 (11,539,502)
                                                             -------------------
TOTAL STOCKHOLDERS' DEFICIT                                          (1,284,805)
                                                             -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $            322,704
                                                             ===================

        See accompanying notes to the consolidated financial statements.

                         SAMARITAN PHARMACEUTICALS, INC.
            (FORMERLY STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
      FROM INCEPTION (SEPTEMBER 5, 1994), AND FOR THE FOR THE NINE MONTHS S
               AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000







                                      From                  For the Nine              For the Three
                                    Inception               Months Ended               Months Ended
                                (September 5, 1994)        September 30,               September 30,
                                        To          ---------------------------  ---------------------------
                                September 30, 2001      2001           2000           2001          2000
                                  ---------------   -----------   -------------    ---------    ------------

REVENUES:                        $      50,000     $        -    $          -    $        -    $         -
                                  -------------     -----------   -------------   -----------   ------------
EXPENSES:

Research and development             1,993,758         258,567        885,703       122,786        253,934
Interest                                13,945               -          2,100             0              0
General and administrative           9,505,648       1,608,139      2,781,829       453,657        732,902
Depreciation and amortization           76,151          15,810         14,181         5,270          4,727
                                  -------------     -----------  --------------  ------------   ------------

                                    11,589,502       1,882,516      3,683,813       581,713        991,563
                                  -------------     -----------  --------------  ------------   ------------

Net loss                         $ (11,539,502)    $(1,882,516)  $  (3,683,813)  $ (581,713)   $  (991,563)
                                  =============     ===========  ==============  ============   ============

Loss per share:
  Basic and diluted              $       (1.04)    $     (0.08)  $       (0.22)  $    (0.02)   $     (0.05)
                                  =============     ===========  ==============  =============  ============

  Weighted average number
   of shares outstanding:

    Basic and diluted               11,078,533       23,587,973     17,123,671   25,731,161     18,355,539
                                  =============     ===========  ==============  =============  ============


        See accompanying notes to the consolidated financial statements.

                         SAMARITAN PHARMACEUTICALS, INC.
            (FORMERLY STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.)
                          (A DEVELOPMENT STATE COMPANY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)

            FROM INCEPTION (SEPTEMBER 5, 1994) TO SEPTEMBER 30, 2001

                                                               Shares
                                        Number      Par Value  Reserved  Additional                                      Total
                                          of        Common     for       Paid in               Deferred   Accumulated  Shareholders'
                                        Shares      Stock     Conversion  Capital    Warrants  Compensation Deficit     Deficit
                                      -----------   -------   --------   ---------- ----------- --------  -----------   ----------
Inception at September 5, 1994                 -  $      -  $       -  $         -  $        -        -  $         - $          -

Shares issued for cash,
   net of offering                     6,085,386       609          -      635,481           -        -            -      636,090
Warrants issued for cash                       -         -          -            -       5,000        -            -        5,000
Shares issued as compensation
   for service                           714,500        71          -    1,428,929           -        -            -    1,429,000

Net loss                                       -         -          -            -           -        -    (2,152,843) (2,152,843)
                                      -----------   -------   --------   ---------- ----------- --------   -----------  -----------
December 31, 1996                      6,799,886       680          -    2,064,410       5,000        -    (2,152,843)    (82,753)

Issuance of stock, prior to acquisition  206,350        21          -      371,134           -        -            -      371,155
Acquisition of subsidiary for stock    1,503,000       150          -       46,545           -        -            -       46,695
Shares of parent redeemed, par value
   $.0001                            $(8,509,236)     (851)         -          851           -        -            -            -
Shares of public subsidiary issued,
   par value $.001                     7,689,690     7,690        820       (8,510)          -        -            -            -

Net loss                                       -         -          -            -           -        -     (979,635)    (979,635)
                                      -----------   -------   --------   ---------- ----------- --------   -----------  -----------
December 31, 1997                      7,689,690     7,690        820    2,474,430       5,000        -    (3,132,478)   (644,538)

Conversion of parent's shares            696,022       696       (696)           -           -        -            -            -
Shares issued for cash, net of
   offering costs                        693,500       694          -      605,185           -        -            -      605,879
Shares issued in cancellation of debt    525,000       525          -      524,475           -        -            -      525,000
Shares issued as compensation            400,000       400          -      349,600           -        -            -      350,000

Net loss                                       -         -          -            -           -        -    (1,009,945) (1,009,945)
                                      -----------   -------   --------   ---------- ----------- --------   -----------  -----------
December 31, 1998                     10,004,212    10,005        124    3,953,690       5,000        -    (4,142,423)   (173,604)

Conversion of parent's shares             13,000        13        (13)           -           -        -            -            -
Shares issued in cancellation of debt     30,000        30          -       29,970           -        -            -       30,000
Shares issued for cash, net of
   offering costs                         45,000        45          -       41,367           -        -            -       41,412
Shares issued as compensation          3,569,250     3,569          -      462,113           -        -            -      465,682
Detachable warrants issued                     -         -          -            -     152,125        -            -      152,125
Detachable warrants exercised            100,000       100          -      148,900    (149,000)       -            -            -
Debentures converted to stock          1,682,447     1,682          -      640,438           -        -            -      642,120

Net loss                                       -         -          -            -           -        -    (1,671,255) (1,671,255)
                                      -----------   -------   --------   ---------- ----------- --------   ------------ ------------
December 31, 1999                     15,443,909    15,444        111    5,276,478       8,125        -    (5,813,678)   (513,520)

Conversion of parent's shares            128,954       129       (111)         (18)          -        -            -            -
Shares issued for cash, net of
   offering costs                      1,575,192     1,575          -      858,460           -        -            -      860,035
Shares issued in cancellation of debt    875,000       875          -      660,919           -        -            -      661,794
Shares issued in cancellation of
   accounts payable                      100,000       100          -       31,165           -        -            -       31,265
Shares issued as compensation          3,372,945     3,373          -    2,555,094           - (759,560)           -    1,798,907
Warrants exercised                        38,807        39          -        3,086      (3,125)       -            -            -
Warrants expired                               -         -          -        5,000      (5,000)       -            -            -

Net loss                                       -         -          -            -           -        -    (3,843,308) (3,843,308)
                                      -----------   -------   --------   ---------- ----------- --------   ------------ ------------
December 31, 2000                     21,534,807    21,535          -    9,390,184           - (759,560)   (9,656,986) (1,004,827)

Shares issued for cash, net of
   offering costs                      2,791,650     2,792                 912,355                                        915,147
Shares issued as compensation          2,111,620     2,112                 690,770             (194,041)                  498,841
Shares issued on previously purchased
   shares                                342,607       342                 188,208                                        188,550

Net loss                                                                                                   (1,882,516) (1,882,516)
                                      -----------   -------   --------   ----------  ---------- --------   ------------ ------------
September 30, 2001                    26,780,684  $ 26,781  $       0  $ 11,181,517$         0 (953,601)$ (11,539,502)$(1,284,805)
                                      ===========   =======   ========   ==========  ========== ========   ============ ============

        See accompanying notes to the consolidated financial statements.

                         SAMARITAN PHARMACEUTICALS, INC.
            (FORMERLY STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
           FROM INCEPTION (SEPTEMBER 5, 1994) AND FOR THE NINE MONTHS
                        ENDED SEPTEMBER 30, 2001 AND 2000



                                                                    From                 For the Nine Months
                                                                 Inception                       Ended
                                                             (September 5, 1994)             September 30,
                                                                     To            --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                         September 30, 2001        2001               2000
                                                             -------------------   --------------    --------------

Net loss                                                   $     (11,539,502)    $    (1,882,516)    $   (3,683,813)
Adjustments to reconcile net loss to net cash used in
    operating activities:
               Depreciation and amortization                          75,222              15,810             14,181
               Expenses paid through issuance of stock             4,588,930             498,841          2,236,717
(Increase) decrease in assets:
               Notes receivable-related party                              -                   -             (6,043)
               Prepaids and other current assets                     (82,705)            (67,180)             2,000
Increase (decrease) in liabilities:
               Deferred revenue                                      250,000                   -              9,100
               Accounts payable and accrued expenses               1,376,696             315,032            540,200
                                                             -------------------    ----------------   ----------------
NET CASH USED IN OPERATING ACTIVITIES                             (5,331,359)         (1,120,013)          (887,658)
                                                             -------------------    ----------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of technology                                              (108,969)                  -                  -
Purchase of furniture and equipment                                  (65,069)                  -                  -
Patent registration costs                                            (90,079)                  -            (18,567)
                                                             -------------------    ----------------   ----------------
NET CASH USED IN INVESTING ACTIVITIES                               (264,117)                  -            (18,567)
                                                             -------------------    ----------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants                                               157,125                   -                  -
Proceeds from debentures                                             642,120                   -                  -
Proceeds from stock sales                                          3,202,167             687,596            512,446
Common stock to be issued                                            482,973             294,423                  -
Offering costs                                                        (2,284)             (1,234)                 -
Short-term loan proceeds                                           1,162,000                   -            425,000
                                                             -------------------    ----------------   ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          5,644,101             980,785            937,446
                                                             -------------------    ----------------   ----------------
CHANGE IN CASH                                                        48,625            (139,228)            31,221
CASH AT BEGINNING OF PERIOD                                                -             187,853              1,706
                                                             -------------------    ----------------   ----------------

CASH AT END OF PERIOD                                      $           48,625    $        48,625     $       32,927
                                                             ===================    ================   ================

NON-CASH FINANCING & INVESTING ACTIVITIES:

Purchase of net, non-cash assets of  subsidiary
     for stock                                             $              195    $             -      $           -
Short-term debt retired through issuance
    of stock                                               $        1,890,179    $             -      $     566,100
Issuance of common stock, previously subscribed            $          416,101    $       416,101      $           -


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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2001, and the results of operations and cash flows for the nine month periods ending September 30, 2001 and 2000 have been included.

The results of operations for the three months and nine months period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2000.

Management notes that stock was issued as followed during the nine months ended September 30, 2001:

No. of shares             Issued Pursuant To                     Price/valuation

2,111,650          Compensation for services rendered              $    692,882
  342,607          Subscriptions due at December 31, 2000               188,550
2,791,650          Sale of restricted stock                             915,147
---------                                                            -----------
5,245,877                                                          $  1,796,579
=========                                                            ===========

During the past quarter, the Company offered for sale to accredited investors a maximum of 2,000,000 shars ("Maximum Offering") at a price of $0.25 per share half a warrant at $0.50 and half a warrant at $1.00 exercisable within one year. The minimum purchase is 100,000 shares ($25,000) unless otherwise permitted by the Company.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Introduction

The following discussion should be read in conjunction with the Financial Statements and footnotes appearing elsewhere in this Report.

PLAN OF OPERATIONS

Samaritan Pharmaceuticals, Inc. (sometimes the "Company" or "Samaritan") was formed in March 1996 and became public in October 1997. It was later renamed Samaritan Pharmaceuticals in April 2001 to reflect the change in the charter and strategic focus of its business. The Company has focused its operations on developing and commercializing pharmaceuticals, including its proprietary drug, ANTICORT(TM), and patents within its pipeline.

Clinical Trails

On August 17, 2001, the Company announced it has completed its Phase lb/lla, dose-escalating clinical human trial for safety, toxicity and efficacy of ANTICORT(TM) in patients with HIV infection. This study was conducted under an IND filed with the US FDA. To further develop ANTICORT(TM), the Company plans to submit its Phase lb/lla human clinical trial data in early 2002, and plans to license ANTICORT(TM) directly to a major pharmaceutical company or third parties.

While the Company was in the FDA Clinical Trial Phase lb/lla with ANTICORT(TM), it did not generate revenues to meet capital needs, but had been successful in obtaining capital infusions with private transactions from existing shareholders or persons familiar with Management. These sporadic private placements were made to persons who are, in Management's opinion, accredited investors, and/or, among other things, willing to assume the risk of loss of their entire investment. Management anticipates these subscriptions by private placements will continue. Additionally, Fusion Capital Fund II, LLC. ("Fusion Capital"), discussed below, has signed a commitment for continued investments, up to $20,000,000 over the next 5 years. The Company has no plans for a future underwriting at the present time.

The Company needs to complete various research and development steps as part of its plans. The completion of Phase lB/llA clinical trial as to its ANTICORT(TM) has just taken place and the Company estimates results might be available in a few months, which would then be forwarded to the FDA for consideration. These steps also include the application preparation by the Company's CRO and submission to the FDA, where the average length of time to hear back from the FDA is approximately five months before obtaining final approval or the request for further clinical data.

Recent License Agreements

On June 19, 2001, Georgetown University granted Samaritan an Exclusive Worldwide License to Georgetown's patent application for "Early Detection" of Alzheimer's. Georgetown's research efforts toward this patent accumulated over a seven-year period. The patent, entitled "Neurosteroids As Markers for Alzheimer's Disease" naming inventors Vassilios Papadopoulos, Rachel C. Brown and Caterina Cascio, is believed to detect early damage resulting from Alzheimer's. Their findings, that brain levels of DHEA, are increased in Alzheimer's pathology, have significant relevance given the fact that many companies are currently advocating increasing DHEA with supplements as a means to prevent the development of Alzheimer's disease and, therefore, might put people at risk.

On July 25, 2001, Georgetown University granted Samaritan an Exclusive Worldwide License to Georgetown's patent application for a breast cancer test that can be used as a tool to improve the detection, diagnosis, prognosis, prevention and possibly the treatment of breast cancer. The patent, entitled, "Peripheral-type Benzodiazepine Receptor: A Tool for Detection, Diagnosis, Prognosis, and Treatment of Human Breast Cancer," naming as inventors, Vassilios Papadopoulos and Martine Culty, identifies a protein named Peripheral-type Benzodiazepine receptor (PBR) to be responsible for part of the changes in cellular and molecular functions in the development and progression of breast cancer. Although today there are methods for the detection of breast tumors, such as a mammogram, little is known about the early prognosis of a tumor to metastasize. Georgetown's scientists have identified a correlation between high levels of PBR and the aggressiveness of a tumor. Biopsies, considered to be safe procedures, would be used to measure for PBR and if the levels are high, scientists believe it could serve as a marker for early detection, diagnosis and prognosis. Georgetown's research efforts toward this patent have accumulated over an 8-year period and, in addition, Samaritan plans to explore research seeking possible prevention technology and drugs to inhibit, block or arrest the production of this protein PBR identified as a marker with breast cancer.

On September  11, 2001,  Georgetown  University  granted  Samaritan an Exclusive
Worldwide License to Georgetown's patent application for "Cholesterol Recognition Amino Acid Sequence." The invention has identified a "cholesterol fingerprint" present in proteins known to interact with and bind cholesterol. This chemically synthesized peptide, containing the "cholesterol fingerprint" amino acid sequence, binds cholesterol and could be used as a drug to remove cholesterol from other proteins, cells and tissues.

Research Agreement

On July 1, 2001, Samaritan Pharmaceuticals signed a seven-year research collaboration with Georgetown University. The objectives of the Georgetown/Samaritan research collaboration are (1) to develop "one molecule" drugs and extend clinical studies to in vivo experiments in animal models simulating Alzheimer's disease, (2) to develop an accurate, reliable diagnostic for nuero-degeneration (Alzheimer's), and (3) to focus on new drug development in Oncology and Neurology with the ability to protect the brain from neuronal damage and tumor growth.

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

Funding

On November 2, 2000, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, and a Chicago-based institutional investor. In the agreement Fusion Capital, subject to contract terms, will buy an aggregate of $20 million of the Company's common stock. These funds will be used to further develop the proprietary drug ANTICORT(TM), to build a pipeline of technology with Georgetown University and to conduct acquisitions, alliances and other corporate opportunities.

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

Management does not believe that the Company will develop any material revenues until the Company completes its clinical trial to demonstrate the efficacy of ANTICORT(TM) and accomplishes one or more licensing agreements with a major Pharmaceutical. An exception may be that the Company could, with no guarantee, attain revenues as part of its plans to expand the focus of the Company beyond ANTICORT(TM).

Management estimates the Company's operating expenses to be a minimum of $100,000 per month, depending upon the Company's payments to outside research and other consultants. The Company is also dependent upon the proceeds of financing from the sale of its securities to fund its clinical studies.

The Company has incurred research development stage losses since inception. These losses consist primarily of research and related expenditures, marketing costs, and consulting, and administrative overhead and expenses, incurred while the Company seeks to complete development of its product, which includes studies and obtaining FDA final approval. The Company, or cash flow from operations, to help pay these operating needs, has earned no significant revenues.

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

The decrease in expenditures during the nine months ended September 30, 2001, are a result of the issuance of restricted shares for services rendered.

During the nine months ended September 30, 2001, the Company realized proceeds of approximately $982,019 through the sale of its common stock. Such proceeds were used to fund the Company's operating losses, patent filings, annual meeting, contractual agreements, research and development, and attorneys.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

The following summarizes certain litigation, which may or may not be material to the Company, is subject to change and continuing events, and was disclosed to a certain extent in prior Reports of the Company.

Litigation with Former Director

On Nov. 5, 2001 the company announced it was victorious in winning a second Summary Judgment against Alfred T. Sapse and et al in the District Court of Clark County, Nevada Case Number A420721. The Court is usually reluctant to grant a "summary judgment" but it is granted when there is no genuine issue as to material fact and the moving party is entitled to prevail as a matter of law. In addition, the Court referred this matter to a Discovery Commissioner who affirmed that a summary judgment should be granted. Samaritan won a $100,000 judgment against a cash bond posted by Sapse. Moreover, previously, the Court ordered Sapse to pay Samaritan's attorney fees and costs in bringing a "Motion for Contempt" where Sapse violated the Court's order not to compete with Samaritan.

The Court also went on to order its Temporary Injunction on Sapse Permanent, ordering him not to compete with Samaritan by developing, marketing or distributing any product containing the same or similar formula used in ANTICORT(TM). The Court further ordered Sapse not to disclose any facts regarding the composition of ANTICORT(TM) or any information regarding the research, testing or experimentation conducted during the formulation or testing of ANTICORT(TM), to any third parties. On or about October 3, 2001, Samaritan Pharmaceuticals, Inc filed in the District Court of Clark County, Nevada Case Number A425045 a lawsuit for claims against Alfred T. Sapse, Renee Sapse and Cortisol Medical Research, Inc. for Misrepresentations, Concealment, Breach of Fiduciary Duty, Civil Conspiracy, Conversion, and Punitive Damages. The Company is aggressively pursing claims against Sapse since he self-servingly and improperly caused the issuance of shares to himself, thus resulting in unfair dilution of shareholder's value. As such, the Company is taking all the action necessary to return the improperly issued shares to the Company. Making a preliminary finding that Sapse had breached his fiduciary duties to the Company; the Court has frozen and restricted hundreds of thousands of shares improperly issued by Sapse. The court has set a trial date for March 26, 2002.
On or about June 2001, Samaritan Pharmaceuticals, Inc filed in the United States Federal District Court for the District of Nevada Case Number
CV-S-01-0520-PMP-PAL a complaint for its claims against Alfred T. Sapse and Cortisol Medical Research, Inc. for damages and repayment of "Short-Swing Profits" under Section 16(b) of the Securities and Exchange Act of 1934.

Item 2. Changes in Securities

A.    Sales of Unregistered Securities

The following sets forth securities sold by the Company in the recent past, including any during the period covered by this document. These securities were shares of Common Stock of the Company, they were sold for cash unless otherwise noted, they were sold in private transactions to persons believed to be of a class of "accredited investors" not affiliated with the Company, and purchasing the shares with an investment intent, and the Company relied upon, among other possible exemptions, Section 4(2) of the Securities Act of 1933, as amended. It's reliance on said exemption was based upon the fact that no public solicitation was used by the Company in the offer or sale, and that the securities were legend shares, along with a notation at the respective transfer agent, restricting the shares from sale or transfer as in customary with reference to Rule 144 of the U.S. Securities and Exchange Commission ("SEC").

The following information identifies the date, amount of shares and price for the securities:

         07/05/01    Green                         40,000               10,000
         07/05/01    Dunn                         150,000               37,500
         07/05/01    Diehl                        300,000               75,000
         07/05/01    Marshall                      30,000                7,500
         07/05/01    Sparks                        40,000               10,000
         07/06/01    Tower Hill                     5,162                1,788
         07/30/01    Benjamin                     140,000               35,000
         07/30/01    Schell                        40,000               10,000
         07/30/01    Pilot                         40,000               10,000
         07/30/01    Bronson                       30,000                7,500
         07/30/01    Brown                        100,000               25,000
         07/30/01    Deaver                        10,000                2,500
                                               ---------------------------------
                        FQE 09/30/01              925,162              231,788
                                               ---------------------------------


The expenses incurred in connection with the proceeds were only as to direct or indirect payment to others (not officers, Directors, or persons holding 10% or more of any class of security of the Company nor any affiliates of the Company), and are estimated to be a total of $ 18,000 for printing, legal, postage, filing fees, and other related to the offering.

Item 6. Exhibits and Reports on Form 8-K.

a. Exhibits Index - FORM 10-QSB. Exhibit 99.

b. Reports on Form 8-K. None.


Exhibit 99

Cautionary Statement Under Private Securities Litigation Reform Act Of 1995 - "Safe Harbor" For Forward-Looking Disclosures

Certain forward-looking statements are included in this Form 10-Q and may be made by company spokespersons based on then-current expectations of management. All forward-looking statements made by the company are subject to risks and uncertainties. One can identify forward-looking statements by their use of words such as "expects," "plans," "will," "estimates," "forecasts," "projects," "believes," "anticipates" and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the company's growth strategy, financial results, regulatory issues, and status of product approvals, development programs, litigation and investigations. Certain factors, including but not limited to those listed below, may cause actual results to differ materially from current expectations and historical results.

- - Competitive factors, including generic competition as patents on key products expire; pricing pressures, both in the U.S. and abroad, primarily from managed care groups and government agencies; and new patented products or expanded indications for existing products introduced by competitors, which can lead to declining demand for the company's products.

--Economic factors over which the company has no control, including changes in inflation, interest rates and foreign currency exchange rates, and overall economic conditions in volatile areas.

--Governmental factors, including federal, state and foreign laws and regulations that affect pharmaceutical pricing, such as Medicaid, Medicare, pharmaceutical importation laws, and other laws and regulations that could, directly or indirectly, impose governmental controls on the prices at which the company's products are sold.

--The difficulties and uncertainties inherent in new product development. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals, difficulty or excessive costs to manufacture, or infringement of the patents or intellectual property rights of others.

--Delays and uncertainties in the FDA approval process and the approval processes in other countries, resulting in lost market opportunity.

--Regulatory  issues  concerning  compliance  with  Current  Good  Manufacturing practice (cGMP) regulations for pharmaceutical products. In particular, the company currently uses third-party manufacturing for clinical trials pharmaceutical products, which are required to comply with current Good
Manufacturing Practices (cGMP) regulations. A failure to correct cGMP deficiencies to the satisfaction of the FDA could lead to product recalls and seizures, interruption of production, and the withholding of approvals of new drug applications pending resolution of the cGMP issues.

--Unexpected safety or efficacy concerns arising with respect to marketed products, whether or not scientifically justified, leading to product recalls, withdrawals or declining sales.

--Legal factors including unanticipated litigation of product liability or other liability claims; antitrust litigation; environmental matters; and patent disputes with competitors that could preclude commercialization of products or negatively affect the profitability of existing products..

--Changes in tax laws, including laws related to the remittance of foreign earnings or investments in foreign countries with favorable tax rates, and settlements of federal, state, and foreign tax audits.

--Changes in accounting standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission, the American Institute of Certified Public Accountants, and the Emerging Issues Task Force, which are adverse to the Company.

--Internal factors such as changes in business strategies and the impact of restructurings and business combinations.

The company undertakes no duty to update forward-looking statements.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SAMARITAN PHARMACEUTICALS, INC.
                                                        (Registrant)

                                            By: /s/ Janet Greeson, Ph.D., C.E.O.
                                            ------------------------------------
                                                    Janet Greeson, Ph.D., C.E.O.
                                                   (Principal Executive Officer)


Date: November 14, 2001