Form 10QSB/A
period 2000-09-30
SAMARITAN PHARMACEUTICALS INC
filed 2001-12-20
CIK 1057377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A-2

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

The following information identifies the date, amount of shares and price for the securities:
                                                                       Purchase
          Date                Purchaser                   Shares         Price
         -----                ---------                   ------       --------

         07/06/00    Stein Morgan International, Inc.     97,635         68,004
         07/31/00    Stein Morgan International, Inc.    108,715        100,607
         07/31/00    Stein Morgan International, Inc.     43,249         39,481
         08/04/00    Stein Morgan International, Inc.     32,600         28,940
         08/04/00    Stein Morgan International, Inc.     20,810         17,485
         08/22/00    Stein Morgan International, Inc.     15,500         12,099
         09/12/00    Stein Morgan International, Inc.     47,282         38,500
         09/14/00    Stein Morgan International, Inc.     54,801         41,478
         09/22/00    Stein Morgan International, Inc.     57,200         39,407
                                                       -------------------------
                              FQE 09/30/00               477,792        386,001
                                                       -------------------------


The expenses incurred in connection with the proceeds were only as to direct or indirect payment to others (not officers, Directors, or persons holding 10% or more of any class of security of the Company nor any affiliates of the Company), and are estimated to be a total of $ 9,000 for printing, legal, postage, filing fees, and other related to the offering.



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

STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
(Registrant)

By: /s/ Janet Greeson, Ph.D., C.E.O
       -----------------------------
        Janet Greeson, Ph.D., C.E.O
        (Principal Executive Officer)

Date: December 18, 2001