Form 10QSB/A
period 2001-03-31
SAMARITAN PHARMACEUTICALS INC
filed 2001-12-20
CIK 1057377

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

The following information identifies the date, amount of shares and price for the securities:

                                                                      Purchase
           Date                  Purchaser               Shares         Price
          -----                 ----------              --------      ---------
         02/16/01    Stein Morgan International, Inc.    156,092        61,104
         02/16/01    Stein Morgan International, Inc.     77,806        28,536
         02/20/01    Stein Morgan International, Inc.    252,584       152,786
         02/29/01    Stein Morgan International, Inc.    103,650        34,023
         03/07/01    Stein Morgan International, Inc.     42,787        20,375
                                               ---------------------------------
                              FQE 03/31/01               632,919       296,824
                                               ---------------------------------

The expenses incurred in connection with the proceeds were only as to direct or indirect payment to others (not officers, Directors, or persons holding 10% or more of any class of security of the Company nor any affiliates of the Company), and are estimated to be a total of $ 5,000 for printing, legal, postage, filing fees, and other related to the offering.

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

Date: 12/18/2001