Form 10QSB/A
period 2001-06-30
SAMARITAN PHARMACEUTICALS INC
filed 2001-12-20
CIK 1057377

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

The following information identifies the date, amount of shares and price for the securities:

                                                                      Purchase
           Date       Purchaser                    Shares              Price
          ------     ----------                   -------             --------

         04/23/01    Stein Morgan International, Inc.     4,000          1,224
         05/10/01    Stein Morgan International, Inc.    28,200          8,626
         06/05/01    Balian                              10,000          3,059
         06/05/01    Arthur                              23,076          7,059
                                               ---------------------------------
                         FQE 06/30/01                    65,276         19,968
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