Form 10KSB/A
period 2000-12-31
SAMARITAN PHARMACEUTICALS INC
filed 2001-12-21
CIK 1057377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB/A-1

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

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.

                                   FORM 10-KSB
                   GENERAL FORM FOR REGISTRATION OF SECURITIES

                                Table of Contents



                               Part I                                     Page

Item 1.  Description of Business.....................................       3

Item 2.  Description of Property.....................................       8

Item 3.  Legal Proceedings...........................................       8

Item 4.  Submission of Matters to a Vote of Security Holders.........       9

                               Part II

Item 5.  Market For Common Equity and Related Stockholder Matters....       9

Item 6.  Management's Discussion and Analysis
                  or Plan of Operation...............................      10

Item 7.  Financial Statements........................................      12

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosures...................................      13

                               Part III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance With Section 16(a) of the Exchange Act..      13

Item 10.  Executive Compensation.....................................      15

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management......................................      17

Item 12.  Certain Relationships and Related Transactions.............      18

Item 13.  Exhibits and Reports on Form 8-K...........................      18


           Signatures................................................      20

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

Research and Development

We estimate that we have spent approximately $50,648 on research and development, including payments towards clinical studies, during the fiscal year ending December 31, 1998, approximately $376,591 for the year ending December 31, 1999 and approximately $1,077,590.47 for the year ending December 31, 2000.

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

We anticipate meeting capital needs to undertake future FDA clinical trials through the Fusion Funding.

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

Licensing Agreements

In February of 1996, SI Inc., entered into a licensing agreement with S.I. Canada. The agreement grants S.I. Canada exclusive rights to manufacture, use, distribute and sell Anticort(TM)in Canada for $300,000, which has been paid to SI, Inc. S.I. Canada also has the option to acquire licensing rights in certain other British Commonwealth countries on payment of licensing fees.

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

Item 3. Legal Proceedings

On November 4, 1999, the Company filed suit in Nevada, District Court, Clark County, Case No. A410592, against Altachem Pharma, Ltd. of Alberta, Canada, formerly known as Steroidogenesis Inhibitors Canada, Inc. and Steroidogenesis Inhibitors Canada, Inc. (the "Defendants") seeking a declaratory judgment, damages and other relief as determined by the Court in relation to a dispute with the Defendants. Steroidogenesis Inhibitors Canada, Inc. ("SI Canada"), is the licensee for the Canadian territory as to the Anticort(TM) product, and Altachem Pharma, Ltd. is believed to be the parent. The Company claimed that the Defendants have interfered with the arrangements which were made with Pashua Partners, L.P. ("Pashua"), an entity affiliated with Mr. Wollen, which intended to provide funding and other benefits to the Company. While the Company was in the course of finalizing arrangements with Pashua, the Defendants took the position that they were entitled under the License Agreement to step into the shoes of Pashua as to the pending transaction, even though they were a mere licensee for one Territory. The Company suffered damages in that this dispute caused the financial backers to terminate the anticipated $10 million funding and increased the risk for future financing considering the Company had to start from ground zero to obtain financing and all the time factors that go with it. The Nevada suit was later dismissed on grounds that the SI Canada could not be subjected to the suit in Nevada. In or about November 1999, a suit was filed in the Queens Bench in Edmonton, Alberta ,Canada by Altachem Pharma Ltd. and SI Canada against the Company seeking to enforce their position above. The Company retained counsel in Canada to represent and assist the Company. The Company believes that the Agreement with SI Canada granting it a license as to Canada is terminated due to the actions of the licensee in breach of contract. The Company is asserting the claims from the Nevada suit in the Canadian proceeding.

The Company is involved in lawsuits with a former Director. We do not believe these suits have a material affect on us, though they are time consuming and involve the typical disadvantages of litigation, including legal costs and negative perceptions. A suit instituted last year, continues in the District

Court, Clark County, Nevada. This action was instituted by the former Director, Alfred T. Sapse. The allegations in the suit involve claims that the Board should not have compensated certain persons, including the officers and Board members, with shares of stock. The former Director, in the opinion of the Company, does not have sufficient shares to attain "standing" in the Company to bring the claims. A total of approximately 3,500,000 shares issued by the Board is at issue, such shares being "restricted securities" with "Lock-up Agreements", subject to SEC Rule 144, and until the disposition of the suit, these shareholders cannot sell or transfer such shares. According to the Articles of Incorporation and By-laws of the Company, the Board had full authority to issue the above-stated shares. Since that time, the Board and the recipients of the shares have agreed to rescind the issuance of the shares, and have entered into agreements providing for reissuance at a future date. See,
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act. The Board will not issue additional shares to itself until the matter is resolved.

In another suit, the former Director alleged claims of defamation, in Clark County, Nevada. The Court ruled in favor of the Company with a summary judgment motion, dismissing, and thus ending the matter.

Another suit, the "Patent Suit" has been initiated by the Company in Clark County, Nevada, against the former Director, and Cortisol Medical Research, Inc.. The Company is seeking to recover shares of stock previously issued to Cortisol Medical Research, Inc. and Sapse which were issued based upon false representations of ownership of the Anticort(TM) technology and the transfer of rights to Anticort(TM) in exchange for Company shares. The Company is seeking to recover 5,000,000 shares.

Separately, the Company initiated an application for a restraining order against the shares of stock owned by the former director. This action was commenced in Texas. The Court issued a Temporary Restraining Order in favor of the Company on November 13, 2000, and, after arguments by all parties including the former Director, the Court, on December 15, 2000, reissued a Temporary Injunction Order in favor of the Company against the former Director.


In January 2001, a total of 594,352 of shares for Sapse and Cortisol Medical Research, which were issued to Sapse by himself without Board approval, were subjected to a court order that prohibits voting or selling such shares. The Company believes it will be succeed in all suits involving the former Director.

The foregoing is a summary of the current suits. The Company intends to vigorously pursue and defend these suits upon advice of counsel.

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



Sale of Unregistered Securities

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

The following information identifies the date, amount of shares and price for the securities:

                                                                      Purchase
           Date                  Purchaser               Shares         Price
          -----                 ----------              --------      ---------
         10/10/00    Stein Morgan International, Inc.     64,478        55,944
         10/27/00    Stein Morgan International, Inc.    136,469        71,494
         10/27/00    Stein Morgan International, Inc.     32,187        20,902
         11/01/00    Stein Morgan International, Inc.     45,200        32,853
         11/30/00    Stein Morgan International, Inc.     57,204        29,173
         11/30/00    Stein Morgan International, Inc.     65,290        33,878
         11/30/00    Stein Morgan International, Inc.     40,900        27,229
         12/29/00    Stein Morgan International, Inc.     62,626        27,112
         12/29/00    Stein Morgan International, Inc.    104,666        47,362
         12/29/00    Stein Morgan International, Inc.     28,380        26,097
                                               ---------------------------------
                              FQE 12/31/00               637,400       372,044
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

Plan of Operations

In October 1997, the Company acquired approximately eighty-nine percent (89%) of the outstanding shares of S. I., Inc., which is a subsidiary of the Company. Since the acquisition of its controlling interest in S. I., Inc., the Company has focused its operations on developing its proprietary drug, Anticort(TM). To develop Anticort(TM)the Company has been engaged in research and clinical studies.

The Company remains a development stage Company with immaterial revenues and substantial general and administrative expenses, including expenses related to its clinical studies programs. The Company's cash has been provided from its fund-raising activities, all of which have been conducted on a private basis (as to fund raising, the company has received capital in private placements of restricted stock to persons known by Management and believed to be accredited investors.) The Company believes potential private placements, the agreement with Fusion Capital, and an eventual registered public offering, if successful, will assist the Company in meetings its cash needs, but there is no guarantee.

The company plans to complete its clinical studies, particularly the study authorized by the FDA, and eventually with the success of those studies market its Anticort(TM) product directly or through licensing agreements with third parties.

While the company is in the FDA Clinical Trial Phase it has not generated revenues to meet capital needs, but has been successful in obtaining capital infusions in private transactions from existing shareholders or persons familiar with management. These sporadic private placements are only to persons who are, in management's opinion, accredited investors, willing to assume the risk of loss of their entire investment. Management anticipates that these subscriptions will continue. The company is seeking an underwriter to underwrite a public offering of securities, and has had sporadic discussions with interested parties in New York, primarily, in the hope that one will be engaged. However, except for an agreement to sell shares to Fusion Capital Fund II, LLC. ("Fusion Capital"), discussed below, no commitment exists for continued investments, or for any underwriting. The company has thus far been able to meet its capital needs, and believes that extensive discussions and certain agreements with various potential sources of funding may eventually reach necessary funding agreements. The Board of Directors directed the officers to file Form SB-2 registration statement, offer registered securities to the market and/or as part of agreements with shareholders and others to allow them, as selling shareholders, to sell their shares, once received, in a registered offering, as in the case of Fusion Capital. The officers complied and the SEC declared such registration statement effective. Given the Company has been able to substantially meet its cash needs during the past 12 months, and management's estimation of what may occur in the months ahead, the company believes it will be able to continue to find avenues to obtain capital needed for operations.

The Company needs to complete various research and development steps as part of its plans. These steps include the completion of Phase I and start and completion of Phase ll clinical trials as to its Anticort(TM) product. These steps also include the application and obtaining of FDA final approval, and development of a complete product manufacturing and marketing plan or plans.

On November 13, 2000, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, a Chicago-based institutional investor, whereby Fusion Capital agreed, subject to contract terms, to buy $20 million of the Company's common stock. The aggregate equity investment committed to the Company by Fusion Capital is $20 million. These funds will be used to further develop the proprietary drug Anticort(TM), through FDA clinical trials and for acquisitions, alliances and other corporate opportunities. More specifically, Fusion Capital has agreed to purchase from the Company up to $20 million of the common stock over a 50-month period, subject to a three-month extension by the Company. After the U.S. Securities & Exchange Commission declared effective a registration statement, each month SPHC has the right to sell to Fusion Capital $400,000 of its common stock at a price based upon the market price of the common stock on the date of each sale without any fixed discount to the market price. At the Company's sole option, Fusion Capital can be required to purchase lesser or greater amounts of common stock each month up to $20 million in the aggregate. The Company has the right to control the timing and the amount of stock sold to Fusion Capital. SPHC also has the right to terminate the agreement at any time without any additional cost. Other terms and conditions apply.

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

Management estimates the Company's operating expenses to be a minimum of $125,000 and a maximum of $150,000 per month, depending upon the Company's payments to outside research and other consultants. The Company is also dependent upon the proceeds of financing from the sale of its securities to fund its clinical studies, particularly the clinical study planned with the Aids Research Alliance in California. The Company's contract with the Aids Research Alliance requires it to pay $650,000 for the clinical study. The Company paid $324,122.50 of the $650,000 contract amount, through March 15, 2000, and since then has paid approximately (un-audited) $150,000 through November 1, 2000. The Company is current with the Aids Research Alliance.

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


                  STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC

                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS



                                      INDEX
                                                                  Page Number
                                                             ------------------
INDEPENDENT AUDITORS' REPORT                                     F - 2-F - 2A

CONSOLIDATED FINANCIAL STATEMENTS:

       Balance Sheet                                                F - 3

       Statements of Operations                                     F - 4

       Statements of Shareholders' Deficit                          F - 5

       Statements of Cash Flows                                     F - 6

       Notes to Financial Statements                             F - 7-F - 16

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

New York, New York
March 29, 2001
                                       F-2

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


                                                 /s/Tabor and Company
                                                    Tabor and Company
                                                    Certified Public Accountants
Decatur, Georgia
March 6, 2000
                                      F-2A

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2000

                                     ASSETS

CURRENT ASSETS:
      Cash                                                       $      187,853
                                                                   -------------
           TOTAL CURRENT ASSETS                                         187,853
                                                                   -------------

PROPERTY AND EQUIPMENT                                                   40,163

OTHER ASSETS:
      Offering costs                                                      1,050
      Patent registration costs                                          90,079
      Purchased  technology rights                                       74,463
      Deposits                                                           15,720
                                                                   -------------
           TOTAL OTHER ASSETS                                           181,312
                                                                   -------------


                                                                 $      409,328
                                                                   =============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Accounts payable                                           $      511,605
      Accrued expenses                                                  464,000
      Common stock to be issued                                         188,550
                                                                   -------------
           TOTAL CURRENT LIABILITIES                                  1,164,155
                                                                   -------------

DEFERRED REVENUE                                                        250,000


SHAREHOLDERS'  DEFICIT:
      Common stock, 25,000,000 share authorized at $.001
           par value,  21,534,807 issued and outstanding                 21,535
      Additional paid-in capital                                      9,390,184
      Deferred compensation                                            (759,560)
      Accumulated deficit during development stage                   (9,656,986)
                                                                   -------------
           TOTAL SHAREHOLDERS' DEFICIT                               (1,004,827)
                                                                   -------------

                                                                 $      409,328
                                                                   =============






        See accompanying notes to the consolidated financial statements.

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             FROM INCEPTION (SEPTEMBER 5, 1994) TO DECEMBER 31, 2000
               AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                              From                  For the Years
                                           Inception                    Ended
                                        September 5, 1994            December 31,
                                               To            ---------------------------
                                        December 31, 2000         2000           1999
                                       -------------------   ------------  --------------
                                            (Unaudited)

REVENUES                               $       50,000      $          -     $    50,000
                                        ---------------      ------------    -----------


EXPENSES:

Research and development                    1,735,191         1,077,590         379,491
Interest, net                                  13,945                 -          13,945
General and administrative                  7,897,509         2,746,810       1,309,874
Depreciation and amortization                  60,341            18,908          17,945
                                        --------------      ------------  --------------
                                            9,706,986         3,843,308       1,721,255
                                        --------------      ------------  --------------

Net loss                               $   (9,656,986)     $ (3,843,308)$    (1,671,255)
                                        ==============      ============  ==============

Loss per share-basic and diluted       $        (1.01)     $      (0.21)$         (0.12)
                                        ==============      ============  ==============

Weighted average number of
shares used in calculation of basic
and diluted loss per share                  9,597,152        17,947,520      13,391,109
                                        ==============      ============  ==============









        See accompanying notes to the consolidated financial statements.

                  STEROIDOGENESIS INHIBITORS INTERNATIONS, INC.
                          (A DEVELOPMENT STATE COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT


             FROM INCEPTION (SEPTEMBER 5, 1994) TO DECEMBER 31, 2000


                                             Number   Par Value  Reserved   Additional                                     Total
                                              of       Common      for        Paid in            Deferred  Accumulated Shareholders'
                                             Shares     Stock    Conversion   Capital   Warrants Compensation   Deficit     Deficit
                                           ---------   -------  -----------  ---------  ---------- --------- ------------ ----------
Inception at September 5, 1994                     - $      - $      -  $            -  $       -         - $         -  $        -

Shares issued for cash, net of offering
 costs                                     6,085,386      609        -         635,481          -         -           -     636,090
Warrants issued for cash                           -        -        -               -      5,000         -           -       5,000
Shares issued as compensation for service    714,500       71        -       1,428,929          -         -           -   1,429,000

Net loss                                           -        -        -               -          -         -  (2,152,843) (2,152,843)
                                         -----------  --------  --------   ------------ ---------- ---------- ----------- ----------
December 31, 1996                          6,799,886      680        -       2,064,410      5,000         -  (2,152,843)    (82,753)

Issuance of stock, prior to acquisition      206,350       21        -         371,134          -         -           -     371,155
Acquisition of subsidiary for stock        1,503,000      150        -          46,545          -         -           -      46,695


Shares of parent redeemed, par
 value $.0001                             (8,509,236)    (851)       -             851          -         -           -           -
Shares of public subsidiary issued,
 par value $.001                           7,689,690    7,690      820          (8,510)         -         -           -           -

Net loss                                           -        -        -               -          -         -    (979,635)   (979,635)
                                         -----------  --------  --------   ------------ ---------- ---------- ----------- ----------

December 31, 1997                          7,689,690    7,690      820       2,474,430      5,000         -  (3,132,478)   (644,538)

Conversion of parent's shares                696,022      696     (696)              -          -         -           -           -
Shares issued for cash, net of
 offering costs                              693,500      694        -         605,185          -         -           -     605,879
Shares issued in cancellation of debt        525,000      525        -         524,475          -         -           -     525,000
Shares issued as compensation                400,000      400        -         349,600          -         -           -     350,000

Net loss                                           -        -        -               -          -         -  (1,009,945) (1,009,945)
                                         -----------  --------  --------   ------------ ---------- ---------- ----------- ----------

December 31, 1998                         10,004,212   10,005      124       3,953,690      5,000         -  (4,142,423)   (173,604)

Conversion of parent's shares                 13,000       13      (13)              -          -         -           -           -
Shares issued in cancellation of debt         30,000       30        -          29,970          -         -           -      30,000
Shares issued for cash, net
 of offering costs                            45,000       45        -          41,367          -         -           -      41,412
Shares issued as compensation              3,569,250    3,569        -         462,113          -         -           -     465,682
Detachable warrants issued                         -        -        -               -    152,125         -           -     152,125
Detachable warrants exercised                100,000      100        -         148,900   (149,000)        -           -           -
Debentures converted to stock              1,682,447    1,682        -         640,438          -         -           -     642,120

Net loss                                           -        -        -               -          -         -  (1,671,255) (1,671,255)
                                         -----------  --------  --------   ----------- ----------- ---------- ----------- ----------

December 31, 1999                         15,443,909   15,444      111       5,276,478      8,125         -  (5,813,678)   (513,520)

Conversion of parent's shares                128,954      129     (111)            (18)         -         -           -           -
Shares issued for cash, net of
 offering costs                            1,575,192    1,575        -         858,460          -         -           -     860,035
Shares issued in cancellation of debt        875,000      875        -         660,919          -         -           -     661,794
Shares issued in cancellation of
 accounts                                    100,000      100        -          31,165          -         -           -      31,265
Shares issued as compensation              3,372,945    3,373        -       2,555,094          -  (759,560)          -   1,798,907
Warrants exercised                            38,807       39        -           3,086     (3,125)        -           -           -
Warrants expired                                   -        -        -           5,000     (5,000)        -           -           -

Net loss                                           -        -        -               -          -         -  (3,843,308) (3,843,308)
                                         -----------  --------  --------   ----------- ----------- ---------- ----------- ----------
December 31, 2000                         21,534,807 $ 21,535 $      -     $ 9,390,184 $        -  (759,560)$(9,656,986)$(1,004,827)
                                         ===========  ========  ========   =========== =========== ========= =========== ===========


        See accompanying notes to the consolidated financial statements.

                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

 FROM INCEPTION (SEPTEMBER 5, 1994 to December 31, 2000) AND FOR THE YEARS ENDED
                           DECEMBER 31, 2000 AND 1999





                                                                From                  For the Years
                                                             Inception                    Ended
                                                          September 5, 1994            December 31,
                                                                 to            ------------   ------------
                                                          December 31, 2000       2000           1999
                                                          -----------------    ------------   ------------
                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $       (9,656,986)   $  (3,843,308) $  (1,671,255)
Adjustments to reconcile net loss to net cash used in
    operating activities:
       Depreciation and amortization                                59,412           18,908         17,945
       Expenses paid through issuance of stock                   4,090,089        1,798,907        479,627
(Increase) decrease in assets:
       Notes receivable-related party                                    -           11,478          1,412
       Prepaids and other current assets                           (15,525)               -         (6,313)
       Other assets                                                      -            2,000              -
Increase in liabilities:
       Deferred revenue                                            250,000                -              -
       Due to related parties                                            -                -              -
       Accounts payable and accrued expenses                     1,061,664          778,166        214,793
                                                        -------------------     ------------   ------------
NET CASH USED IN OPERATING ACTIVITIES                           (4,211,346)      (1,233,849)      (963,791)
                                                        -------------------     ------------   ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of technology rights                                     (108,969)             -                -
Purchase of property and equipment                                 (65,069)       (18,007)         (18,580)
Increase in patent registration costs                              (90,079)       (34,532)         (20,129)
                                                        -------------------   ------------     ------------

NET CASH USED IN INVESTING ACTIVITIES                             (264,117)       (52,539)         (38,709)
                                                        -------------------   ------------     ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants                                             157,125              -          152,125
Proceeds from debentures                                           642,120              -          628,175
Proceeds from stock offerings                                    2,514,571        860,035           41,412
Common stock to be issued                                          188,550        188,550                -
Offering costs                                                      (1,050)        (1,050)               -
Short-term loan proceeds                                         1,162,000        425,000          182,000
                                                        -------------------   ------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                        4,663,316      1,472,535        1,003,712
                                                        -------------------   ------------    ------------

CHANGE IN CASH                                                     187,853        186,147            1,212
CASH AT BEGINNING OF PERIOD                                                         1,706              494
                                                        -------------------   ------------    ------------

CASH AT END OF PERIOD                                 $            187,853  $     187,853  $         1,706
                                                        ===================   ============    ============

NON-CASH FINANCING & INVESTING ACTIVITIES:

Purchase of net, non-cash assets of  subsidiary
  for stock                                           $                195  $              $             -
                                                        ===================   ============    ============
Debt retired through issuance
  of stock                                            $          1,890,179  $     693,059  $       672,120
                                                        ===================   ============    ============





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

Management's plans for dealing with the adverse effects of the conditions cited above is to raise working capital through equity financing arrangements. In November 2000, the Company entered into a commitment with an investment banker through which up to $20,000,000 will be advanced (See note 11). Furthermore, management notes that many expenditures can be deferred until funds are available to continue development. While such a strategy would not be preferred due to a competitive market, management is willing to pursue it if necessary.

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

         H. Impairment of Long-Lived Assets

         The Company reviews long - lived assets, certain identifiable assets and goodwill related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2000, the Company does not believe that any impairment has occurred.

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

Rent expense for the year ended December 31, 2000 was $33,119. Future minimum annual lease payments under the facilities lease agreements are as follows: 2001 $32,400, 2002 $2,779, Thereafter $0.

5.       PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following as of December 31, 2000:

         Furniture and Fixtures                    $                65,069
         Less accumulated depreciation                              24,906
                                                             -------------------
                                                   $                40,163
                                                             ===================

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

A reconciliation of the statury U.S. Federal rate and effective rates is as follows:

                                                     Years ended December 31,
                                             -----------------------------------
                                                     2000              1999
                                             ------------------ ----------------
           Net operating loss benefit                      35%              35%
           Benefit not utilized                           (35%)            (35%)
                                             ------------------ ----------------
           Effective Rate                              -                 -
                                             ================== ================

7.       SHAREHOLDERS' DEFICIT

         A. Stock warrants and options:

                                                                    Weighted
                                                                     Average
                                                  Shares          Exercise Price
                                            -----------------   ----------------
         Outstanding and exercisable at
          December 31, 1998                     1,318,500              4.88
         Granted                                  150,000              0.32
         Exercised                               (100,000              0.01
         Expired                               (1,218,500              5.00
                                            -----------------   ----------------
         Outstanding and exercisable at
          December 31, 1999                       150,000              2.65
         Exercised and expired                   (150,000)             0.32
                                            -----------------   ----------------
         Outstanding and exercisable at
          December 31, 2000                          -                  -
                                            =================   ================


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

The Company claimed that the Defendants have interfered with arrangements made with Pashua Partners, L.P. (Pashua). Pashua intended to provide funding and other benefits to the Company. While the Company was in the course of finalizing arrangements with Pashua, SI Canada and Altachem claimed that they were entitled to step into the shoes of Pashua for the pending transaction, even though they were a mere licensee for one Territory. As a result, financial backers for the Company terminated the anticipated $10 million funding and increased the risk for future financing. In fact the Company was compelled to start from ground zero to obtain financing.

Although the Company's lawsuit in Nevada was eventually dismissed on a jurisdictional basis, the Company is currently pursuing the identical claims in the Queens Bench in Edmonton, Alberta, Canada, where SI Canada and Altachem are subject to jurisdiction. In or about November 1999, a lawsuit was filed in Canada where the Company, SI Canada, and Altachem are pursuing their respective claims. The litigation is expected to resolve without a material effect on the Company.

         B. Litigation with Former Director

The Company is currently engaged in litigation with former director Alfred Sapse. Following his resignation, two lawsuits were initiated by Sapse. In addition, after discovering breaches of fiduciary duties by Sapse, the Company filed a lawsuit against Sapse, Cortisol Medical Research, Inc, (Cortisol) and Sapse for the return and cancellation of illegally issued shares.

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

The Company has been successful in its defense of this lawsuit and expects the suit to be resolved soon without materially affecting the company.

In or about September 2000, Sapse filed another lawsuit in District Court, Clark County, Nevada, Case No. A424126. Sapse alleged claims of defamation and invasion of privacy claims. Immediately after the lawsuit was filed, the Court awarded the Company Summary Judgment, thus dismissing Sapse's claims against the company.

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

Making a preliminary finding that Sapse had breached his fiduciary duties to the Company, the Court has frozen and sterilized hundreds of thousands of shares improperly issued by Sapse. However, the Company is actively pursuing all wrongfully issued shares and expects that this litigation will benefit the Company.

Similarly, the Company filed suit in District Court, Dallas County, Texas to stop the transfer of shares currently in the possession of Sapse, Cortisol and Renee Sapse. The Company succeeded in restricting the transfer of all shares in their possession so that the Company may eventually recover all improperly issued shares by Sapse.

11.      FUSION TRANSACTION

On November 13, 2000, we entered into a stock purchase agreement with Fusion Capital Fund II, LLC, ("Fusion") pursuant to which Fusion Capital agreed to purchase up to $10 million of the Company's common stock over a 25 month period from January 17, 2001, which period may be extended an additional three months at the Company's discretion.

Subject to the limits on purchase and the termination rights described below during each month, Fusion Capital shall purchase up to $400,000 of the Company's common stock. The obligation of Fusion Capital to purchase each month is subject to customary conditions, all of which are outside the control of Fusion Capital as well as the Company's right to suspend purchases described below.

At such time as Fusion Capital purchases $10,000,000 of the Company's common stock, the Company, at its discretion, may elect to enter into an additional $10,000,000 common stock purchase agreement. This amount may be increased or decreased by us. The selling price per share is equal to the lowest of (a) the lowest sale price of our common stock on the day of submission of a purchase notice by Fusion Capital; or (b) the average of the three lowest closing sale prices of our common stock during the 15 trading days prior to the date of submission of a purchase notice by Fusion Capital; or (c) $20.00.

The selling price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction occurring during the 15 trading days in which the closing sale price is used to compute the purchase price. Notwithstanding the foregoing, Fusion Capital may not purchase shares of common stock under the stock purchase agreement if Fusion Capital or its affiliates would beneficially own more than 4.99% of our then aggregate outstanding common stock immediately after the proposed purchase.

If the closing sale price of the Company's common stock is below $20.00, the Company has the unconditional right to suspend purchases until the earlier of
(1) our revocation of such suspension and (2) such time as the sale price of our common stock is above $20.00.

If the closing sales price of the Company's common stock on each of the five trading days immediately prior to the first trading day of any monthly period is at least $5.00, the Company has the right to require that Fusion purchase all or a portion of the remaining amount of the stock purchase agreement during the next two monthly periods.

If the closing sale price of the Company's common stock is below $20.00 for any 10 consecutive trading days, then we may elect to terminate the stock purchase agreement without any liability or payment to Fusion.

Under the terms of the stock purchase agreement, Fusion Capital received 1,054,945 shares of our common stock.

In connection with this agreement, the Company has agreed to pay to consultants 200,000 warrants exercisable for the Company's common stock. The warrants are issuable upon the initial funding by Fusion.

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

                           SUMMARY COMPENSATION TABLE


                           Annual Compensation            Long-Term Compensation

                                              Salary       Securities Underlying
Executive Officer  Year     Salary   Bonus   Accrued              Options

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

         As of March 25, 2001, the Company has not granted any options to purchase any of the Company's Common Stock under the Plan. Our Board of Directors has agreed to terminate the Plan upon stockholder approval of the Samaritan Pharmaceuticals, Inc. 2001 Stock Incentive Plan.

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

 Item 11.  Security Ownership of Certain Beneficial  Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 27, 2001, by all persons known by us to own beneficially 5% or more of the outstanding shares of our common stock, each director, and all executive officers and Directors as a group:

Name and Address of             Number of Shares              Percentage
Beneficial Owner                of Beneficially Owned      Ownership of Class(1)
----------------------          ----------------------     ---------------------

Welter Holden(2)(3)(6)(8)           200,000                   .9%
205 Bradford Street
Provincetown, MA 02657

Dr. Janet Greeson(2)(3)(6)(8)       200,000                   .9%
8058 Pinnacle Peak Ave.
Las Vegas, NV 89113

Paul Burkett(2)(3)(6)(8)            128,500                   .5%
4518 Whitset
Studio City, CA 91604

Cynthia Thompson(2)(3)(5)(6)(8)     154,000                   .7%
3040 Post Oak Blvd. #695
Houston, Texas 77056

H. Thomas Winn(2)(3)(6)(8)          100,000                   .4%
3040 Post Oak Blvd. #675
Houston, Texas 77056

Cortisol Medical Research(4)      1,545,100                 6.6%
2915 W. Charleston #7
Las Vegas, NV 89102

Albert Wollen (2)(3)(6)(7)(8)       200,000                  .9%
Windermere Capital
5847 San Felipe, S. 310
Houston TX 77057

Eugene Boyle (2)(6)(8)            1,319,000                5.6%
101 Convention Center Drive #310
Las Vegas, Nevada, 89109

Brian Sullivan(2)(6)                750,000                3.2%
101 Convention Center Drive #310
Las Vegas, Nevada, 89109

Douglas Bessert(2)(3)                 -0-                  -0-

All officers and Directors        3,051,500               13.1%
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


                                    PART III

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K.

Index to Exhibits

Exhibit
No.               Description


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

10.4       Form of Consulting Agreement between The Augustine Equity
                   Fund and the Company dated December 17, 1999*

10.5       Agreement between AIDS Research Alliance Agreement and
                  the Company dated March 5, 1999*

10.6       Assignment between Alfred T. Sapse, M.D., and
                  Steroidogenesis Inhibitors International dated
                   July 15, 1999*

10.7       Assignment between Steroidogenesis Inhibitors, Inc., and
                  the Company dated July 15, 1999*

10.8       Common Stock Purchase Agreement between Company and
                  Fusion Capital Fund II, LLC., dated November 13, 2000**

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

Item 2. Reports on Form 8-K. None.

                                   SIGNATURES

In accordance with Section 13 OR 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                STEROIDOGENESIS INHIBITORS
                                                    INTERNATIONAL, INC.



Dated: December 21 , 2001                        By:/s/ Dr. Janet Greeson
       -----------------                         -----------------------
                                                 Dr. Janet Greeson, Chief
                                                 Executive Officer (principal
                                                 executive officer)Director,

                     EXHIBIT 3.2 BYLAWS ADOPTED MARCH, 2001

                                     BYLAWS
                                       OF
                 STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.


ARTICLE I

OFFICES

          Section 1.  Principal Office.
                      ----------------
The principal office of the corporation in the State of Nevada shall be in the City of Las Vegas, County of Clark, State of Nevada.

          Section 2.  Other Offices.
                      -------------
The corporation may also have offices in such other places, both within and without the State of Nevada, as may be designated from time to time by the Board of Directors, where any and all business of the Corporation may be transacted, and where meetings of the stockholders and of the Directors may be held with the same effect as though done or held at said principal office.


ARTICLE II

MEETINGS OF STOCKHOLDERS

          Section 1.  Place of Annual Meetings.
                      ------------------------
Annual meetings of the stockholders shall be held at the office of the corporation in the City of Las Vegas, State of Nevada or at such other place, within or without the State of Nevada, as shall be designated by the Board of Directors.

          Section 2.  Date of Annual Meetings; Election of Directors.
                      ----------------------------------------------
Annual meetings of the stockholders shall be held at such time and date as the Board of Directors shall determine. At each such annual meeting, the stockholders of the corporation shall elect a Board of Directors and transact such other business as has properly been brought before the meeting in accordance with Section 12 of this Article II.

          Section 3.  Special Meetings.
                      ----------------
Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute, by the Articles of Incorporation or by these Bylaws, may be called by the Chairman of the Board, the Board of Directors, or by the president and not otherwise, except as provided in the following sentence. In the event the corporation shall have failed to hold its annual meeting of stockholders for a period of 18 months from the last preceding annual meeting at which directors were elected or if such annual meeting shall have been held but directors shall not have been elected at such annual meeting, a special meeting of the stockholders shall be called by the president or secretary at the request in writing of a majority of the Board of Directors or at the request in writing of stockholders owning a majority in amount of the entire capital stock of the corporation issued and outstanding and entitled to vote. Such request from stockholders shall be directed to the Chairman of the Board, the president, the vice president or the secretary.

To be in proper written form, a stockholder's notice must set forth (i) the name and record address of such stockholder, (ii) the class or series and number of shares of capital stock of the corporation which are owned beneficially or of record by such stockholder, (iii) a description of all arrangements or understandings between such stockholder and any other person or persons (including their names) in connection with the election of directors and any material interest of such stockholder in such election and (iv) a representation that such stockholder intends to appear in person or by proxy at such special meeting to vote on the election of directors at such meeting. The business transacted at such special meeting shall be confined to the election of directors.

          Section 4.  Notices of Meetings.
                      -------------------
Notices of meetings of the stockholders shall be in writing and signed by the president, a vice president, the secretary, an assistant secretary, or by such other person or persons as the directors shall designate. Such notice shall state the purpose or purposes for which the meeting is called and the time when, and the place where, it is to be held. A copy of such notice shall be either delivered personally or shall be mailed, postage prepaid, to each stockholder of record entitled to vote at such meeting not less than ten (10) nor more than sixty (60) days before such meeting. If mailed, it shall be directed to the stockholder at his address as it appears upon the records of the corporation and upon such mailing of any such notice, the service thereof shall be complete, and the time of the notice shall begin to run from the date upon which such notice is deposited in the mail for transmission to such stockholder. If no such address appears on the books of the corporation and a stockholder has given no address for the purpose of notice, then notice shall be deemed to have been given to such stockholder if it is published at least once in a newspaper of general circulation in the county in which the principal executive office of the corporation is located. An affidavit of the mailing or publication of any such notice shall be prima facie evidence of the giving of such notice.

          Personal delivery of any such notice to any officer of a corporation or association, or to any member of a partnership shall constitute delivery of such notice to such corporation, association or partnership. If any notice addressed to the stockholder at the address of such stockholder appearing on the books of the corporation is returned to the corporation by the United States Postal Service marked to indicate that it is unable to deliver the notice to the stockholder at such address, all future notices shall be deemed to have been duly given to such stockholder, without further mailing, if the same shall be available for the stockholder upon written demand of the stockholder at the principal executive office of the corporation for a period of one year from the date of the giving of the notice to all other stockholders.

          Section 5.  Quorum.
                      ------
The holders of a majority of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business, except as otherwise provided by the statutes of Nevada or by the Articles of Incorporation. Regardless of whether or not a quorum is present or represented at any annual or special meeting of the stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present in person or represented by proxy, provided that when any stockholders' meeting is adjourned for more than forty-five (45) days, or if after adjournment a new record date is fixed for the adjourned meeting, notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting. At such adjourned meeting at which a quorum shall be present or represented by proxy, any business may be transacted which might have been transacted at the meeting as originally noticed.

          Section 6.  Vote Required.
-------------
When a quorum is present or represented at any meeting, the holders of a majority of the stock present in person or represented by proxy and voting shall decide any question brought before such meeting, unless the question is one upon which, by express provision of the statutes of Nevada, the Articles of Incorporation or these Bylaws, a different vote is required, in which case such express provision shall govern and control the decision of such question. The stockholders present at a duly called or held meeting at which a quorum is present may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

Section 7.  Voting of Shares.
-----------------
Each outstanding share entitled to vote shall be entitled to one (1) vote upon each matter submitted to vote at a meeting of shareholders.

          Section 8.  Conduct of Meetings.
                      -------------------
Subject to the requirements of the statutes of Nevada, and the express provisions of the Articles of Incorporation and these Bylaws, all annual and special meetings of stockholders shall be conducted in accordance with such rules and procedures as the Board of Directors may determine and, as to matters not governed by such rules and procedures, as the chairman of such meeting shall determine. The chairman of any annual or special meeting of stockholders shall be designated by the Board of Directors and, in the absence of any such designation, shall be the president of the corporation.

          Section 9.  Proxies.
                      -------
At any meeting of the stockholders, any stockholder may be represented and vote by a proxy or proxies appointed by an instrument in writing. In the event that such instrument in writing shall designate two or more persons to act as proxies, a majority of such persons present at the meeting, or, if only one shall be present, then that one shall have and may exercise all of the powers conferred by such written instrument upon all of the persons so designated unless the instrument shall otherwise provide. No such proxy shall be valid after the expiration of six (6) months from the date of its execution, unless coupled with an interest, or unless the person executing it specifies therein the length of time for which it is to continue in force, which in no case shall exceed seven (7) years from the date of its execution. Subject to the above, any proxy duly executed is not revoked and continues in full force and effect until
(i) an instrument revoking it or duly executed proxy bearing a later date is filed with the secretary of the corporation or, (ii) the person executing the proxy attends such meeting and votes the shares subject to the proxy, or (iii) written notice of the death or incapacity of the maker of such proxy is received by the corporation before the vote pursuant thereto is counted.

          Section 10.  Action by Written Consent.
                       -------------------------
Any action, except election of directors, which may be taken by a vote of the stockholders at a meeting, may be taken without a meeting and without notice if authorized by the written consent of stockholders holding at least ninety percent (90%) of the voting power.

          Section 11.  Inspectors of Election.
                       ----------------------
In advance of any meeting of stockholders, the Board of Directors may appoint inspectors of election to act at such meeting and any adjournment thereof. If inspectors of election are not so appointed, or if any persons so appointed fail to appear or refuse to act, then, unless other persons are appointed by the Board of Directors prior to the meeting, the chairman of any such meeting may, and on the request of any stockholder or a stockholder proxy shall, appoint inspectors of election (or persons to replace those who fail to appear or refuse to act) at the meeting. The number of inspectors shall not exceed three.

          The duties of such inspectors shall include: (a) determining the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, and the authenticity, validity and effect of proxies; (b) receiving votes, ballots or consents; (c) hearing and determining all challenges and questions in any way arising in connection with the right to vote; (d) counting and tabulating all votes or consents and determining the result; and (e) taking such other action as may be proper to conduct the election or vote with fairness to all stockholders. In the determination of the validity and effect of proxies, the dates contained on the forms of proxy shall presumptively determine the order of execution of the proxies, regardless of the postmark dates on the envelopes in which they are mailed. The inspectors of election shall perform their duties impartially, in good faith, to the best of their ability and as expeditiously as is practical. If there are three inspectors of election, the decision, act or certificate of a majority is effective in all respects as the decision, act or certificate of all. Any report or certificate made by the inspectors of election is prima facie evidence of the facts stated therein.

          Section 12.  Action at Meetings of Stockholders.
                       ----------------------------------
No business may be transacted at an annual meeting of stockholders, other than business that is either (a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors, (b) otherwise properly brought before the annual meeting by or at the direction of the Board of Directors or (c) otherwise properly brought before the annual meeting by any stockholder of the Corporation (i) who is a stockholder of record on the date of the giving of the notice provided for in this Section 12 and on the record date for the determination of stockholders entitled to vote at such annual meeting and (ii) who complies with the notice procedures set forth in this Section 12.

          In addition to any other applicable requirements, for business properly to be brought before an annual meeting by a stockholder, such stockholder must have given timely notice thereof in proper written form to the Chairman of the Board, if any, the President, or the Secretary of the Corporation.

          To be timely, a stockholder's notice must be delivered to or mailed and received at the principal executive offices of the Corporation not less than one hundred twenty (120) days nor more than one hundred fifty (150) days prior to the anniversary date of the immediately preceding annual meeting of stockholders; provided, however, that in the event that the annual meeting is called for a date that is not within thirty (30) days before or after such anniversary date, notice by the stockholder in order to be timely must be so received not later than the 5:00 o'clock, p.m., Las Vegas, Nevada time on the tenth (10th) day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure of the date of the annual meeting was made, whichever first occurs.

          To be in proper written form, a stockholder's notice must set forth as to each matter such stockholder proposes to bring before the annual meeting (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and record address of such stockholder, (iii) the class or series and number of shares of capital stock of the Corporation which are owned beneficially or of record by such stockholder, (iv) a description of all arrangements or understandings between such stockholder and any other person or persons (including their names) in connection with the proposal of such business by such stockholder and any material interest of such stockholder in such business and (v) a representation that such stockholder intends to appear in person or by proxy at the annual meeting to bring such business before the meeting.

          No business shall be conducted at the annual meeting of stockholders except business brought before the annual meeting in accordance with the procedures set forth in this Section 12, provided, however, that, once business has been brought properly before the annual meeting in accordance with such procedures, nothing in this Section 12 shall be deemed to preclude discussion by any stockholder of any such business. If the Chairman of an annual meeting determines that business was not brought properly before the annual meeting in accordance with the foregoing procedures, the Chairman shall declare to the meeting that the business was not brought properly before the meeting and such business shall not be transacted.


ARTICLE III

DIRECTORS

          Section 1.  Number of Directors.
                      -------------------
The exact number of directors that shall constitute the authorized number of members of the Board shall be nine (9), all of who shall be at least 18 years of age. The authorized number of directors may from time to time be increased to not more than fifteen (15) or decreased to not less than three (3) by resolution of the directors of the corporation amending this section of the Bylaws in compliance with Article VIII, Section 2 of these Bylaws. Except as provided in
Section 2 of this Article III, each director elected shall hold office until his successor is elected and qualified. Directors need not be stockholders.

          Section 2.  Vacancies.
                      ---------
Vacancies, including those caused by (i) the death, removal, or resignation of directors, (ii) the failure of stockholders to elect directors at any annual meeting, and (iii) an increase in the number of directors, may be filled by a majority of the remaining directors though less than a quorum. When one or more directors shall give notice of his or their resignation to the Board, effective at a future date, the acceptance of such resignation shall not be necessary to make it effective. The Board shall have power to fill such vacancy or vacancies to take effect when such resignation or resignations shall become effective, each director so appointed to hold office during the remainder of the term of office of the resigning director or directors. No director or directors of this corporation shall be removed from office except upon the affirmative vote of stockholders owning not less than eighty (80) percent of the issued and outstanding capital stock entitled to voting power.

          Section 3.  Authority.
                      ---------
The business of the corporation shall be managed and all corporate powers shall be exercised by or under the direction of the Board of Directors.

          Section 4.  Meetings.
                      --------
The Board of Directors of the corporation may hold meetings, both regular and special, at such place, either within or without the State of Nevada, which has been designated by resolution of the Board of Directors. In the absence of such designation, meetings shall be held at the office of the corporation in the City of Las Vegas, State of Nevada.

          Section 5.  First Meeting.
                      -------------
The first meeting of the newly elected Board of Directors shall be held immediately following the annual meeting of the stockholders and no notice of such meeting to the newly elected directors shall be necessary in order legally to constitute a meeting, provided a quorum shall be present.


         Section 6.  Regular Meetings.
                  ----------------
Regular meetings of the Board of Directors may be held without notice at such time and place as shall from time to time be determined by the Board.

                   Section 7.  Special Meetings.
                      ----------------
Special meetings of the Board of Directors may be called by the Chairman of the Board, or the president and shall be called by the president or secretary at the written request of two directors. Notice of the time and place of special meetings shall be given within 30 days to each director (a) personally or by telephone, telegraph, facsimile or electronic means, in each case at least twenty four (24) hours prior to the holding of the meeting, or (b) by mail, charges prepaid, addressed to him at his address as it is shown upon the records of the corporation (or, if it is not so shown on such records and is not readily ascertainable, at the place at which the meetings of the directors are regularly held) at least three (3) days prior to the holding of the meeting. Notice by mail shall be deemed to have been given at the time a written notice is deposited in the United States mails, postage prepaid. Any other written notice shall be deemed to have been given at the time it is personally delivered to the recipient or is delivered to a common carrier for transmission, or actually transmitted by the person giving the notice by electronic means, to the recipient. Oral notice shall be deemed to have been given at the time it is communicated, in person or by telephone or wireless, to the recipient or to a person at the office of the recipient who the person giving the notice has reason to believe will promptly communicate it to the recipient. Any notice, waiver of notice or consent to holding a meeting shall state the time, date and place of the meeting but need not specify the purpose of the meeting.

          Section 8.  Quorum.
                      ------
Presence in person of a majority of the Board of Directors, at a meeting duly assembled, shall be necessary to constitute a quorum for the transaction of business and the act of a majority of the directors present and voting at any meeting, at which a quorum is then present, shall be the act of the Board of Directors, except as may be otherwise specifically provided by the statutes of Nevada or by the Articles of Incorporation. A meeting at which a quorum is initially present shall not continue to transact business in the absence of a quorum.

          Section 9.  Action by Written Consent.
                      -------------------------
Unless otherwise restricted by the Articles of Incorporation or by these Bylaws, any action required or permitted to be taken at any meeting of the Board of Directors may be taken without a meeting if a written consent thereto is signed by all members of the Board. Such written consent shall be filed with the minutes of proceedings of the Board of Directors.

          Section 10.  Telephonic Meetings.
                       -------------------
Unless otherwise restricted by the Articles of Incorporation or these Bylaws, members of the Board of Directors or of any committee designated by the Board of Directors may participate in a meeting of the Board or committee by means of a conference telephone network or a similar communications method by which all persons participating in the meeting can hear each other. Participation in a meeting pursuant to the preceding sentence constitutes presence in person at such meeting.

          Section 11.  Adjournment.
                       -----------
A majority of the directors present at any meeting, whether or not a quorum is present, may adjourn any directors' meeting to another time, date and place. If any meeting is adjourned for more than twenty-four (24) hours, notice of any adjournment to another time, date and place shall be given, prior to the time of the adjourned meeting, to the directors who were not present at the time of adjournment. If any meeting is adjourned for less than twenty-four (24) hours, notice of any adjournment shall be given to absent directors, prior to the time of the adjourned meeting, unless the time, date and place is fixed at the meeting adjourned.

          Section 12.  Committees.
                       ----------
The Board of Directors may, by resolution passed by a majority of the whole Board, designate one or more committees of the Board of Directors. Such committee or committees shall have such name or names, shall have such duties and shall exercise such powers as may be determined from time to time by the Board of Directors.

          Section 13.  Committee Minutes.
                       -----------------
The committees shall keep regular minutes of their proceedings and report the same to the Board of Directors.

          Section 14.  Compensation of Directors.
                       -------------------------
The directors shall receive such compensation for their services as directors, and such additional compensation for their services as members of any committees of the Board of Directors, as may be authorized by the Board of Directors.

          Section 15.  Mandatory Retirement of Directors.
                       ---------------------------------
Notwithstanding anything to the contrary in these Bylaws, a director shall not serve beyond, and shall automatically retire at, the close of the first meeting of the Board of Directors held during the month in which such director shall become age 70; provided, however, that any person who was a director on December 6, 2000 and who was age 65 or older on such date may serve until, but shall automatically retire at, the close of the first meeting of the Board of Directors held during the month in which such director shall become age 76. If no meeting of the Board of Directors is held during such month, the director shall automatically retire as of the last day of such month. The Board of Directors, however, may waive the provisions of this Section as to any director in its discretion by majority vote of the remaining directors in office.

ARTICLE IV

OFFICERS

          Section 1.  Principal Officers.
                      ------------------
The officers of the corporation shall be elected by the Board of Directors and shall be a president, a secretary and a treasurer. A resident agent for the corporation in the State of Nevada shall be designated by the Board of Directors. Any person may hold two or more offices.

          Section 2.  Other Officers.
                      --------------
The Board of Directors may also elect one or more vice presidents, assistant secretaries and assistant treasurers, and such other officers and agents, as it shall deem necessary.

          Section 3.  Qualification and Removal.
                      -------------------------
The officers of the corporation mentioned in Section 1 of this Article IV shall hold office until their successors are elected and qualify. Any such officer and any other officer elected by the Board of Directors may be removed at any time by the affirmative vote of a majority of the Board of Directors.

          Section 4.  Resignation.
                      -----------
Any officer may resign at any time by giving written notice to the corporation, without prejudice, however, to the rights, if any, of the corporation under any contract to which such officer is a party. Any such resignation shall take effect at the date of the receipt of such notice or at any later time specified therein; and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

          Section 5.  Powers and Duties; Execution of Contracts.
                      -----------------------------------------
Officers of this corporation shall have such powers and duties as may be determined by the Board of Directors. Unless otherwise specified by the Board of Directors, the president shall be the chief executive officer of the corporation. Contracts and other instruments in the normal course of business may be executed on behalf of the corporation by the president or any vice president of the corporation, or any other person authorized by resolution of the Board of Directors.

ARTICLE V

STOCK AND STOCKHOLDERS

          Section 1.  Issuance.
                      --------
Every stockholder shall be issued a certificate representing the number of shares owned by him in the corporation. If the corporation shall be authorized to issue more than one class of stock or more than one series of any class, the certificate shall contain a statement setting forth the office or agency of the corporation from which stockholders may obtain a copy of a statement or summary of the designations, preferences and relative or other special rights of the various classes of stock or series thereof and the qualifications, limitations or restrictions of such rights. The corporation shall furnish to its stockholders, upon request and without charge, a copy of such statement or summary.

          Section 2.  Facsimile Signatures.
                      --------------------
Whenever any certificate is countersigned or otherwise authenticated by a transfer agent or transfer clerk, and by a registrar, then a facsimile of the signatures of the officers of the corporation may be printed or lithographed upon such certificate in lieu of the actual signatures. In case any officer or officers who shall have signed, or whose facsimile signature or signatures shall have been used on, any such certificate or certificates shall cease to be such officer or officers of the corporation, before such certificates shall have been delivered by the corporation, such certificates may nevertheless be issued as though the person or persons who signed such certificates, had not ceased to be an officer of the corporation.

          Section 3.  Lost Certificates.
                      -----------------
The Board of Directors may direct a new stock certificate to be issued in place of any certificate alleged to have been lost or destroyed, and may require the making of an affidavit of that fact by the person claiming the stock certificate to be lost or destroyed. When authorizing such issue of a new certificate, the Board of Directors may, in its discretion and as a condition precedent, require the owner of the lost or destroyed certificate to give the corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificate alleged to have been lost or destroyed.

          Section 4.  Transfer of Stock.
                      -----------------
Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed for transfer, it shall be the duty of the corporation to issue a new certificate, cancel the old certificate and record the transaction upon its books.

          Section 5.  Record Date.
                      -----------
The directors may fix a date not more than sixty (60) days prior to the holding of any meeting as the date as of which stockholders entitled to notice of and to vote at such meeting shall be determined; and only stockholders of record on such day shall be entitled to notice or to vote at such meeting. If no record date is fixed by the Board of Directors (a) the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be the sixtieth (60th) day preceding the day on which the meeting is held; (b) the record date for determining stockholders entitled to give consent to corporate action in writing without a meeting, when no prior action by the Board has been taken, shall be the day on which the first written consent is given; and (c) the record date for determining stockholders for any other purpose shall be the day on which the Board of Directors adopts the resolution relating thereto, or the sixtieth (60th) day prior to the date of such action, whichever is later. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting unless the Board of Directors fixes a new record date for the adjourned meeting, but the Board of Directors shall fix a new record date if the meeting is adjourned for more than forty-five (45) days from the date set for the original meeting.

Section 6.  Registered Stock.
            ----------------
The corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the statutes of Nevada.

          Section 7.  Dividends.
                      ---------
In the event a dividend is declared, the stock transfer books will not be closed but a record date will be fixed by the Board of Directors and only shareholders of record on that date shall be entitled to the dividend.


ARTICLE VI

INDEMNIFICATION

          Section 1.  Indemnity of Directors, Officers and Agents.
                      -------------------------------------------
The corporation shall indemnify and hold harmless any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he or she is or was or has agreed to become a director or officer of the corporation or is serving at the request of the corporation as a director or officer of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise or by reason of actions alleged to have been taken or omitted in such capacity or in any other capacity while serving as a director or officer. The indemnification of directors and officers by the corporation shall be to the fullest extent authorized or permitted by applicable law, as such law exists or may hereafter be amended (but only to the extent that such amendment permits the corporation to provide broader indemnification rights than permitted prior to the amendment). The indemnification of directors and officers shall be against all loss, liability and expense (including attorneys fees, costs, damages, judgments,  fines,  amounts  paid  in  settlement  and  ERISA  excise  taxes  or penalties) actually and reasonably incurred by or on behalf of a director or officer in connection with such action, suit or proceeding, including any appeals; provided, however, that with respect to any action, suit or proceeding initiated by a director or officer, the corporation shall indemnify such director or officer only if the action, suit or proceeding was authorized by the Board of Directors of the corporation, except with respect to a suit for the enforcement of rights to indemnification or advancement of expenses in accordance with Section 3 hereof.




          Section 2.  Expenses
                      --------
The expenses of directors and officers incurred as a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative shall be paid by the corporation as they are incurred and in advance of the final disposition of the action, suit or proceeding; provided, however, that if applicable law so requires, the advance payment of expenses shall be made only upon receipt by the corporation of an undertaking by or on behalf of the director or officer to repay all amounts as advanced in the event that it is ultimately determined by a final decision, order or decree of a court of competent jurisdiction that the director or officer is not entitled to be indemnified for such expenses under this Article VI.

          Section 3.  Enforcement
                      -----------
Any director or officer may enforce his or her rights to indemnification or advance payments for expenses in a suit brought against the corporation if his or her request for indemnification or advance payments for expenses is wholly or partially refused by the corporation or if there is no determination with respect to such request within 60 days from receipt by the corporation of a written notice from the director or officer for such a determination. If a director or officer is successful in establishing in a suit his or her entitlement to receive or recover an advancement of expenses or a right to indemnification, in whole or in part, he or she shall also be indemnified by the corporation for costs and expenses incurred in such suit. It shall be a defense to any such suit (other than a suit brought to enforce a claim for the advancement of expenses under Section 2 of this Article VI where the required undertaking, if any, has been received by the corporation) that the claimant has not met the standard of conduct set forth in the Nevada General Corporation Law. Neither the failure of the corporation to have made a determination prior to the commencement of such suit that indemnification of the director or officer is proper in the circumstances because the director or officer has met the applicable standard of conduct nor a determination by the corporation that the director or officer has not met such applicable standard of conduct shall be a defense to the suit or create a presumption that the director or officer has not met the applicable standard of conduct. In a suit brought by a director or officer to enforce a right under this Section 3 or by the corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the burden of proving that a director or officer is not entitled to be indemnified or is not entitled to an advancement of expenses under this Section 3 or otherwise, shall be on the corporation.

          Section 4.  Non-exclusivity
                      ---------------
The right to indemnification and to the payment of expenses as they are incurred and in advance of the final disposition of the action, suit or proceeding shall not be exclusive of any other right to which a person may be entitled under these articles of incorporation or any bylaw, agreement, statute, vote of stockholders or disinterested directors or otherwise. The right to indemnification under Section 1 hereof shall continue for a person who has ceased to be a director or officer and shall inure to the benefit of his or her heirs, next of kin, executors, administrators and legal representatives.


         Section 5.  Settlement
                      ----------
The corporation shall not be obligated to reimburse the amount of any settlement unless it has agreed to such settlement. If any person shall unreasonably fail to enter into a settlement of any action, suit or proceeding within the scope of
Section 1 hereof, offered or assented to by the opposing party or parties and which is acceptable to the corporation, then, notwithstanding any other provision of this Article VI, the indemnification obligation of the corporation in connection with such action, suit or proceeding shall be limited to the total of the amount at which settlement could have been made and the expenses incurred by such person prior to the time the settlement could reasonably have been effected.

          Section 6.  Purchase of Insurance.
                      ---------------------
The corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the corporation would have the power to indemnify him against such liability under the provisions of this Article VI.

          Section 7.  Conditions
                      ----------
The corporation may, to the extent authorized from time to time by the Board of Directors, grant rights to indemnification and to the advancement of expenses to any employee or agent of the corporation or to any director, officer, employee or agent of any of its subsidiaries to the fullest extent of the provisions of this Article VI subject to the imposition of any conditions or limitations as the Board of Directors may deem necessary or appropriate.

ARTICLE VII

GENERAL PROVISIONS

          Section 1.  Exercise of Rights.
                      ------------------
All rights incident to any and all shares of another corporation or corporations standing in the name of this corporation may be exercised by such officer, agent or proxy holder as the Board of Directors may designate. In the absence of such designation, such rights may be exercised by the Chairman of the Board or the president of this corporation, or by any other person authorized to do so by the Chairman of the Board or the president of this corporation. Except as provided below, shares of this corporation owned by any subsidiary of this corporation shall not be entitled to vote on any matter. Shares of this corporation held by this corporation in a fiduciary capacity and shares of this corporation held in a fiduciary capacity by any subsidiary of this corporation, shall not be entitled to vote on any matter, except to the extent that the settler or beneficial owner possesses and exercises a right to vote or to give this corporation or such subsidiary binding instructions as to how to vote such shares. Solely for purposes of Section 1 of this Article VII, a "subsidiary" of this corporation shall mean a corporation, shares of which possessing more than fifty percent (50%) of the power to vote for the election of directors at the time determination of such voting power is made, are owned directly, or indirectly through one or more subsidiaries, by this corporation.

Section 2.  Interpretation.
                      --------------
Unless the context of a Section of these Bylaws otherwise requires, the terms used in these Bylaws shall have the meanings provided in, and these Bylaws shall be construed in accordance with the Nevada statutes relating to private corporations, as found in Chapter 78 of the Nevada Revised Statutes or any subsequent statute.


ARTICLE VIII

AMENDMENTS

          Section 1.  Stockholder Amendments.
                      ----------------------
Bylaws may be adopted, amended or repealed by the affirmative vote of more than eighty percent (80%) of the outstanding voting shares of this corporation.

          Section 2.  Amendments by Board of Directors.
                      --------------------------------
Subject to the right of stockholders as provided in Section 1 of this Article VIII, Bylaws may be adopted, amended or repealed by the Board of Directors.


ARTICLE IX

               "ACQUISITION OF CONTROLLING INTEREST" PROVISIONS OF
                THE NEVADA GENERAL CORPORATION LAW SHALL NOT APPLY

          On and after February 16, 1998, the provisions of Section 78.378 to 78.3793, inclusive, of the Nevada Revised Statutes shall not apply to the corporation.