Form 10KSB
period 2001-12-31
SAMARITAN PHARMACEUTICALS INC
filed 2002-04-16
CIK 1057377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                   Form 10-KSB
(Mark One)
             ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001
                                       Or

             TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____to______
                         Commission file number 0-26775
                                  -------------
                         Samaritan Pharmaceuticals Inc.
                 (Name of small business issuer in its charter)

                  Nevada                               88-0380402
      (State or other jurisdiction of       (I.R.S.Employer Identification No.)
        incorporation or organization)

101 Convention Center Drive, Suite 310, Las Vegas, Nevada             89109
  (Address of Principal Executive Offices)                          (Zip Code)

                                 (702) 735-7001
                            Issuer's telephone number

        Securities to be Registered Pursuant to Section 12(b) of the Act:
                                      None

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:
                     Common Stock, $.001 par value per share
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The registrant had no revenues in the fiscal year ended December 31, 2001. The aggregate market value of the issued voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common stock, as of February 7, 2002, was approximately $7,489,260 based upon, as a reasonable assumption, that the issuer's shareholders list standing alone supplies an accurate presentation of those shareholders who are non affiliates, determined by the issuer to be those persons who are not officers, Directors or owners of 10% or more of the common stock. The company had forty-one million, two hundred five thousand, two hundred fifty-one shares issued and outstanding of the Common Stock issued as of February 7, 2002.

     Transitional Small Business Disclosure Format (Check one): Yes___ No X

                         SAMARITAN PHARMACEUTICALS, INC.

                                   FORM 10-KSB
                   GENERAL FORM FOR REGISTRATION OF SECURITIES

                                Table of Contents

                                     Part I

Item 1.  Description of Business......................................      2

Item 2.  Description of Property......................................      10

Item 3.  Legal Proceedings............................................      10

Item 4.  Submission of Matters to a Vote of Security Holders..........      11

                                     Part II

Item 5.  Market For Common Equity and Related Stockholder Matters.....      11

Item 6.  Management's Discussion and Analysis or Plan of Operation.....     14

Item 7.  Financial Statements..........................................     28

Item 8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosures.........................     28

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control
          Persons; Compliance With Section 16(a) of the Exchange Act...     29

Item 10.  Executive Compensation.......................................     32

Item 11.  Security Ownership of Certain Beneficial
               Owners and Management...................................     35

Item 12.  Certain Relationships and Related Transactions...............     36

Item 13.  Exhibits and Reports on Form 8-K.............................     38


               Signatures..............................................     39

This annual report contains forward-looking statements. These statements relate to future events or Samaritan Pharmaceutical's future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in "Risk Factors." These Factors may cause Samaritan Pharmaceuticals, Inc.'s actual results, to differ materially from any forward-looking statement.

Although Samaritan Pharmaceuticals, Inc. believes that the expectations reflected in the forward-looking statements are reasonable, Samaritan Pharmaceuticals, Inc. cannot guarantee future results, events, levels of activity, performance, or achievements. Moreover, neither Samaritan Pharmaceuticals, Inc. nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Samaritan Pharmaceuticals, Inc. does not assume any obligation to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in Samaritan's expectations.

                                     PART I

Item 1.     Description of Business.
The Company

Overview

Samaritan Pharmaceuticals, Inc. (sometimes the "Company" or "Samaritan") was formed in March 1996 and became public in October 1997. It was named Samaritan Pharmaceuticals in April 2001 to reflect a change in the charter and strategic focus of its business. Our principal place of business is located at 101 Convention Center Drive, Suite 310, Las Vegas, NV 89109, and our telephone number is (702) 735-7001.

Samaritan Pharmaceuticals (SPHC) is an emerging product-driven Biopharmaceutical Company. SPHC is dedicated to saving lives by focusing on the development of unique therapeutic products for Alzheimer's, Aging Related Disorders, Cancer, Cholesterol Reduction, HIV, and Parkinson's disease. SPHC has an emerging pipeline, with one drug candidate Anticort(TM) completing Phase II, two Predictive Medicine Diagnostics and several preclinical drug candidates. SPHC's collaboration with Georgetown University is designed to accelerate discovery and the development of new products through the "proof of concept" phase and expand SPHC's intellectual property coverage for proven drug candidates.

Business Model

The promise of Samaritan is predicated on generating the best value through the development of true medical advances based on the insights, intuition and creativity of our scientists at Samaritan Research Laboratories, Georgetown University Medical Center. Samaritan's objective, in its collaboration with

Georgetown University, is to increase our patent portfolio, expedite our drug discovery from idea to an investigational new drug application ("IND"), and advance our pipeline to Phase II with novel and superior drug candidates to commercialize.

Samaritan believes its collaboration fosters scientific creativity and will advance drug leads more rapidly, thereby, decreasing the average travel time from lab to patients. Currently, the average drug discovery and preclinical testing time is six and a half years, with Phase I being one and a half years and Phase II averaging two years. Samaritan believes it can drastically reduce the average time to commercialization and produce attractive later-stage licensing opportunities.

Our intention is to license these drug candidates and diagnostics to pharmaceutical companies. Samaritan plans to license its drug candidate's late stage, after the technology is validated with "proof of concept" science, thereby capturing the greater portion of the potential value of its drug candidates. In certain disease categories, Samaritan may process its drug candidates through all human clinical trials.

Samaritan's Strategy

Our objective is to build a great biopharmaceutical company whose drug discovery produces patentable technology, develops superior drugs, diagnostics, and disease models, to joint venture or license to pharmaceutical companies, or to commercialize ourselves. We consider the following to be key elements in our achievement of success and delivering value:

         --Our key to growth is in the development of a broad pipeline of promising drugs to avoid dependence on a single product

         --Implement value driven projects

         --Focus on Cholesterol related disease indications that represent large market opportunities, with significant unmet medical needs.

         --Create libraries to expedite the identification of drug candidates

         --Seek oral compounds, i.e., small molecule drugs.

         --A financing plan that is realistic with respect to the amount of capital that will be required over time

Competition

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Many entities, including pharmaceutical and biotechnology companies, academic institutions and other research organizations are actively engaged in the discovery, research and development of products that could compete directly with our products under development.

Many companies, including major pharmaceutical companies, are also developing alternative therapies that may compete with our products in our research fields. These competitors may succeed in developing and marketing products that are more effective than or marketed before ours.

Virtually all of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing. Others have partnered with large established companies in order to obtain access to these resources. Smaller companies may also prove to be significant competitors, particularly through the establishment of collaborative arrangements with large, established companies.

Our ability to commercialize our products and compete effectively will depend, in large part, on:

-- Our success in discovering and developing innovative products that serve unmet medical needs that are cost effective;

-- Our ability to advance through clinical trials, gain acceptance from the FDA and other regulatory agencies and to successfully manufacture and market these products;

-- The margins of our products relative to other products or competing treatments;

-- The ability to gain reimbursement status from appropriate government agencies, insurers and other third-party;

-- The effectiveness of our sales and marketing efforts and those of our partners;

-- The perception by physicians and other members of the health care community of the safety, efficacy and benefits of our products compared to those of competing products or therapies;

and

-- Favorable publicity directly or indirectly relating to our products and technology.

Competition among products approved for sale will be based, among other things, upon efficacy, reliability, product safety, price and patent position. Our competitiveness will also depend on our ability to advance our technologies, license additional technology, maintain a proprietary position in our technologies and products, obtain required government and other public and private approvals on a timely basis, attract and retain key personnel and enter into corporate partnerships that enable us and our collaborators to develop effective products that can be manufactured cost-effectively and marketed successfully.

If competitors introduce new products and processes with therapeutic or cost advantages, our products can be subject to progressive price reductions or decreased volume of sales, or both. When we introduce new products with patent protection, they usually must compete with other products already on the market or products that are later developed by competitors. Manufacturers of generic products typically invest far less in research and development than research-based pharmaceutical companies; accordingly, they are able to price their products significantly lower than branded products. Therefore, when a branded product loses its market exclusivity, it often faces intense price competition from generic forms of the product. In many countries outside the United States, patent protection is weak or nonexistent. In order for us to successfully compete for business with managed care and pharmacy benefits management organizations, we must demonstrate that our products offer not only medical benefits but also cost advantages as compared with other forms of care. There also is no assurance that our research and development efforts will result in commercially successful products or that our products or processes will not become outmoded from time to time as a result of products or processes developed by our competitors.

Research Agreement

On June 8, 2001, Samaritan Pharmaceuticals signed a seven-year research collaboration with Georgetown University. The objectives of the Georgetown University Samaritan Pharmaceuticals research collaboration are (1) to develop "one molecule" drugs and extend clinical studies to in vivo experiments in animal models simulating Alzheimer's disease, (2) to develop an accurate, reliable diagnostic for nuero-degeneration (Alzheimer's), and (3) to focus on new drug development in Oncology and Neurology with the ability to protect the brain from neuronal damage and tumor growth.

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

Dr. Papadopoulos is the Head of the Division of Hormone Research and a Professor at the Department of Cell Biology, Pharmacology and Neurosciences at Georgetown University Medical Center. He has authored over 150 scientific publications in the field of steroid hormone production and presented his work at numerous national and international meetings.

License Agreements

On June 19, 2001, Georgetown University granted Samaritan an Exclusive Worldwide License to Georgetown's patent application for "Early Detection of Alzheimer's." Georgetown's research efforts toward this patent application accumulated over a seven-year period. The patent application, entitled, "Neurosteroids as Markers for Alzheimer's Disease", naming inventors Vassilios Papadopoulos, Rachel C. Brown and Caterina Cascio, is believed to detect early damage resulting from Alzheimer's. Their findings, that brain levels of DHEA, are increased in Alzheimer's pathology; have significant relevance given the fact that many companies are currently advocating increasing DHEA with supplements as a means to prevent the development of Alzheimer's disease and, therefore, may put people at risk.

On July 25, 2001, Georgetown University granted Samaritan an Exclusive Worldwide License to Georgetown's patent application for a breast cancer diagnostic test that can be used as a tool to improve the detection, diagnosis, prognosis, prevention and possibly the treatment of breast cancer. The patent application, entitled, "Peripheral-type Benzodiazepine Receptor: A Tool for Detection, Diagnosis, Prognosis, and Treatment of Human Breast Cancer," naming as inventors, Vassilios Papadopoulos and Martine Culty, identifies a protein named Peripheral-type Benzodiazepine receptor (PBR) to be responsible for part of the changes in cellular and molecular functions in the development and progression of breast cancer. Although today there are methods for the detection of breast tumors, such as a mammogram, little is known about the early prognosis of a tumor to metastasize. Georgetown's scientists have identified a correlation between high levels of PBR and the aggressiveness of a tumor. Biopsies, considered to be safe procedures, would be used to measure for PBR and if the levels are high, scientists believe it could serve as a marker for the aggressiveness of a tumor with early detection, diagnosis and prognosis. Georgetown's research efforts toward this patent application have accumulated over an 8-year period and, in addition, Samaritan plans to explore research seeking possible prevention technology and drugs to inhibit, block or arrest the production of this protein PBR identified as a marker for breast cancer.

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

On December 13, 2001, Georgetown University granted Samaritan an Exclusive Worldwide License to Georgetown's patent application for "Peripheral-type Benzodiazepine Receptor Associated Proteins: cloning, expression and methods of use", naming as inventors, Vassilios Papadopoulos and Hua Li, identifies proteins that are associated and regulate the function of the Peripheral-Type Benzodiazepine Receptor in health and disease. The role of this receptor is in cholesterol compartmentalization, steroid formation, cell death, tumor growth and metastasis, Alzheimer's disease pathology, as well as in other brain pathologies. It is hoped the discovery of these proteins, might provide new tools to use for understanding the cause of diseases and develop new methods of treatment.

Government Regulation

Governmental authorities in the United States and other countries extensively regulate the preclinical and clinical testing, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution, among other things, of our therapeutics products.

In the United States, the FDA under the Federal Food, Drug and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations subjects pharmaceutical products to rigorous review. If we do not comply with applicable requirements, we may be fined, our products may be recalled or seized, our production may be totally or partially suspended, the government may refuse to approve our marketing applications or allow us to distribute our products, and we may be criminally prosecuted. The FDA also has the authority to revoke previously granted marketing authorizations. In order to obtain approval of a new product from the FDA, we must, among other requirements, submit proof of safety and efficacy as well as detailed information on the manufacture and composition of the product. In most cases, this proof entails extensive laboratory tests, and preclinical and clinical trials. This testing, the preparation of necessary applications and processing of those applications by the FDA are expensive and typically take several years to complete. The FDA may not act quickly or favorably in reviewing these applications, and we may encounter significant difficulties or costs in our efforts to obtain FDA approvals that could delay or preclude us from marketing any products we may develop. The FDA may also require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. Regulatory authorities may withdraw product approvals if we fail to comply with regulatory standards or if we encounter problems following initial marketing. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which we will have the exclusive right to exploit the products or technologies.

After an IND becomes effective, a sponsor may commence human clinical trials. The sponsor typically conducts human clinical trials in three sequential phases, but the phases may overlap. In Phase I clinical trials, the product is tested in a small number of patients or healthy volunteers, primarily for safety at one or more doses. In Phase II, the sponsor continues to evaluate safety, but primarily evaluates the efficacy of the product in a patient population. Phase III clinical trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically dispersed test sites. The sponsor must submit to the FDA a clinical plan, or "protocol," accompanied by the approval of the institution participating in the trials, prior to commencement of each clinical trial. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time.

The sponsor must submit to the FDA the results of the preclinical and clinical trials, together with, among other things, detailed information on the manufacture and composition of the product, in the form of a new drug application or, in the case of a biologic, a biologics license application. In a process which generally takes several years, the FDA reviews this application and, when and if it decides that adequate data is available to show that the new compound is both safe and effective and that other applicable requirements have been met, approves the drug or biologic for marketing.

The amount of time taken for this approval process is a function of a number of variables, including the quality of the submission and studies presented, the potential contribution that the compound will make in improving the treatment of the disease in question, and the workload at the FDA. It is possible that our products will not successfully proceed through this approval process or that the FDA will not approve them in any specific period of time, or at all.

Congress enacted the Food and Drug Administration Modernization Act of 1997, in part, to ensure the availability of safe and effective drugs, biologics and medical devices by expediting the FDA review process for new products. The Modernization Act establishes a statutory program for the approval of fast track products, including biologics. A fast track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. Under the fast track program, the sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a fast track product at any time during the clinical development of the product.

The Modernization Act specifies that the FDA must determine if the product qualifies for fast track designation within 60 days of receipt of the sponsor's request. The FDA can base approval of a marketing application for a fast track product on an effect, on a clinical endpoint or on another endpoint that is reasonably likely to predict clinical benefit. The FDA may subject approval of an application for a fast track product to post-approval studies to validate the surrogate endpoint or confirm the effect on the clinical endpoint and prior review of all promotional materials. In addition, the FDA may withdraw its approval of a fast track product on a number of grounds, including the sponsor's failure to conduct any required post-approval study with due diligence. If a preliminary review of clinical data suggests that a fast track product may be effective, the FDA may initiate review of sections of a marketing application for a fast track product before the sponsor completes the application. This rolling review is available if the applicant provides a schedule for submission of remaining information and pays applicable user fees. However, the time periods specified under the Prescription Drug User Fee Act concerning timing goals to which the FDA has committed in reviewing an application do not begin until the sponsor submits the entire application. We may request fast track designation for our drug Anitcort(TM) and other products.

We cannot predict whether the FDA will grant these designations, nor can we predict the ultimate impact, if any, of the fast track process on the timing or likelihood of FDA approval of our therapeutics. The FDA may, during its review of a new drug application or biologics license application, ask for additional test data. If the FDA does ultimately approve the product, it may require post-marketing testing, including potentially expensive Phase IV studies, and surveillance to monitor the safety and effectiveness of the drug. In addition, the FDA may in some circumstances impose restrictions on the use of the drug, which may be difficult and expensive to administer, and may require prior approval of promotional materials.

Before approving a new drug application or biologics license application, the FDA will also inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facilities are in compliance with current Good Manufacturing Practices ("cGMPs"). In addition, the manufacture, holding, and distribution of a product must be in compliance with cGMPs. Manufacturers must continue to expend time, money and effort in the areas of production, quality control, record keeping and reporting to ensure full compliance with those requirements. The labeling, advertising, promotion, marketing and distribution of a drug or biologic product must be in compliance with FDA regulatory requirements. Failure to comply with applicable requirements can lead to the FDA demanding that production and shipment cease, and, in some cases, that the manufacturer recall products, or to FDA enforcement actions that can include seizures, injunctions and criminal prosecution. These failures can also lead to FDA withdrawal of approval to market the product.

We have not received approval in the U.S. or any foreign states or foreign jurisdictions for the commercial sale of any of our potential therapeutics products. However, the FDA has accepted our IND for the clinical examination of our drug Anticort(TM) for the indication of HIV. Completion of testing, studies and trials may take several years, and the length of time varies substantially with the type, complexity, novelty and intended use of the product. There can be no assurance that any of our development programs will be successfully completed, that any IND will become effective or that additional clinical trials will be allowed by the FDA or other regulatory authorities or that we will successfully develop any marketable pharmaceutical product.

Sales of pharmaceutical products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Whether or not we have obtained FDA approval, we must obtain approval of a product by comparable regulatory authorities of foreign countries prior to the commencement of marketing the product in those countries. The time required to obtain this approval may be longer or shorter than that required for FDA approval. The foreign regulatory approval process includes all the risks associated with FDA regulation set forth above, as well as country specific regulations.

Environmental Matters

We currently rely primarily on third party independent contractors and the research efforts of Georgetown University and the University of Iowa to conduct research and development on and manufacture clinical supplies of our proposed drugs. However, to the extent that any of our current and future research and development activities involve the use of hazardous materials and chemicals, or produce waste products, we will be subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials. Although we would expect that our safety procedures for handling and disposing of these materials would comply with the standards prescribed by such laws and regulations, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. In addition, the risk of accidental contamination or injury from hazardous and radioactive materials cannot be completely eliminated. The potential liability for damages stemming from accidents involving these materials may exceed our insurance coverage or available resources.

Product and Clinical Studies Liability

Administration of any drug to humans involves the risk of allergic or other adverse reactions in certain individuals. Accordingly, it is possible that claims might be successfully asserted against us for liability with respect to injuries that may arise from the administration or use of our products during clinical trials or following commercialization. We presently carry what we believe is adequate clinical studies and product liability insurance.

Employees

As of December 31, 2001, we had 5 employees that work directly for Samaritan Pharmaceuticals and 5 scientists that work under our collaboration agreement with Georgetown University. In addition, we make extensive use of consultants.

Item 2. Description of Property

The company's executive offices are currently located at 101 Convention Center Drive, Suite 310, Las Vegas, Nevada 89109. The 1,100 square foot office space is rented at a price of $2,650 per month. In addition, under the Research Collaboration agreement between Georgetown University and Samaritan Pharmaceuticals, Georgetown provides lab space and offices which are located at Samaritan Research Laboratories, Georgetown University Medical Center, Medical Dental Building, Suite SE 111, 3900 Reservoir Road, NW, Washington, DC 20007.

Item 3. Legal Proceedings

In November, 2001, the Company was granted a summary judgment, and granted a release of, and collected a $100,000 bond plus other damages, in a lawsuit that was filed in June 2000 against the company in District Court, Clark County, Nevada, Case No. A420721. The principal allegations in the lawsuit concerned the issuance of shares to members of the board of directors and officers as compensation for services rendered. To date, the company has initiated steps to collect the other awarded damages against the plaintiffs, including a Debtor's deposition of Alfred T. Sapse in which he asserted the Fifth Amendment. The Fifth Amendment provides that a person shall not be compelled to be a witness against himself for criminal activities. The company plans to file a contempt order against Alfred T. Sapse and the plaintiffs have filed for an appeal in Nevada Supreme Court.

In a separate proceeding, on October 3, 2000, the Company filed a lawsuit against Alfred Sapse, Cortisol Medical Research, Inc. and Renee Sapse, to remedy an alleged self dealing transaction for 594,352 shares plus a fraud transaction initiated by Alfred Sapse and Cortisol Medical Research for 5 million shares. The Company alleged Alfred Sapse improperly caused the issuance of shares, thus resulting in unfair dilution of its shareholder's value. The court authorized Alfred Sapse to sell an allotted amount of shares to pay his legal bills and personal expenses until a decision can be reached at trial. The Company is seeking to recover 5,000,000 shares which were issued based upon Alfred Sapse's false representations of ownership of the Anticort(TM) technology and the transfer of rights to the Anticort(TM) technology in exchange for these 5,000,000 Company shares. In 2000, the Company bought the rights and patent to Anticort(TM) from its rightful owner to protect our shareholder value and FDA trials.

In a separate (Federal) proceeding, on March 4, 2002, the Company was granted a summary judgment and prejudgment attachment against Cortisol Medical Research in the United States District Court (Federal) for the District of Nevada, Case Number CV-S-01-0520-LRH, filed on May 9, 2001, for claims under Section 16(b) of the Securities Exchange Act of 1934, i.e., seeking damages and repayment of alleged short-swing profits. In addition, in the same suit, the Company filed the same claims against Alfred Sapse for the same cause of action which the Company is waiting for a similar decision.

The foregoing is a summary of the current suits. The Company intends to vigorously pursue and defend any counterclaims related to these suits upon advice of counsel.

Item 4. Submission of Matters to a Vote of Security Holders

None

                                     Part II
                                  -------------

Item 5. Market for Common Equity and Related Stockholder Matters


(a)      Market Information

            The Company's Common Stock is traded on the NASD's over-the-counter ("OTC") Bulletin Board under the symbol "SPHC.OB" and the name of Samaritan Pharmaceuticals, Inc.

            The following table sets forth (a) the range of high and low bid closing quotations for our common stock on the over-the-counter market for each quarter within the last two fiscal years. The over-the-counter quotes reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. The quotations may be rounded for presentation.

                                   Bid Prices



           Period                                   Low     High

Quarter Ended December 31,2001                      0.11    0.15
Quarter Ended September 30, 2001                    0.14    0.27
Quarter Ended June 30, 2001                         0.20    0.40
Quarter Ended March 31, 2001                        0.44    0.75

Quarter Ended December 31, 2000                     0.46    1.06
Quarter Ended September 30, 2000                    1.06    1.84
Quarter Ended June 30, 2000                         1.12    2.25
Quarter Ended March 31, 2000                        .37     3.68



(b) Holders

As of December 31, 2001 there were approximately six hundred twenty-four (624) holders of record of the Company's common stock. Certain of the shares of common stock are held in "street" name and may, therefore, be held by numerous beneficial owners.

(c) Dividends

The Company has never paid a cash dividend on its common stock. The payment of dividends may be made at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company's operations, its capital requirements, and its overall financial condition.

(d) Equity Compensation Plan Information

------------------- --------------------- ----------------------- ----------------------- -------------------
   Name of Plan     Number of securities   Number of securities    Number of securities       Number of
                       authorized for     awarded plus number of            to                securities
                          issuance           securities to be         be issued upon          remaining
                       under the plan             issued                 exercise             available
                                             upon exercise of         of outstanding          for future
                                          options, warrants, or          options,              issuance
                                          rights granted during     warrants or rights
                                             Last fiscal year
------------------- --------------------- ----------------------- ----------------------- -------------------
    Samaritan
 Pharmaceuticals         7,661,050                2,981,365                  2,981,365        4,679,685
    2001 Stock
  Incentive Plan
------------------- --------------------- ----------------------- ----------------------- -------------------



Trust Agreements

We have entered into trust agreements with institutional trustees providing for the payment out of the assets of the trusts of benefits accrued under our various benefit plans, employment agreements and other employment arrangements as we specify from time to time. To the extent not already irrevocable, the trusts would become irrevocable upon a change of control of Samaritan Pharmaceuticals. We may make contributions to the trusts from time to time, and additional funding could be required upon a change of control. To the extent funded, the trusts are to be used, subject to their terms and to the claims of our general creditors in specified circumstances, to make payments under the terms of the benefit plans, employment agreements and other employment arrangements from time to time specified by us.


(e) Recent sales of unregistered securities; use of proceeds from registered securities

Securities, unregistered, were sold by the Company in the fourth quarter of the fiscal year covered by the Report under an exemption from registration. The title of these securities was the Common Stock of the Company. They were sold for cash unless otherwise noted in this section, they were sold in private transactions to persons believed to be of a class of private investors acting on their own comprised of "accredited investors" (as such term is defined in Regulation D of the U.S. Securities and Exchange Commission or "SEC") and a limited number of non-accredited investors, all investors, to the best knowledge of the Company, not affiliated with the Company, and purchasing the shares with an apparent investment intent. The Company relied upon, among other possible exemptions, Section 4(2) of the Securities Act of 1933, as amended. It's reliance on said exemption was based upon the fact that no public solicitation was used by the Company in the offer or sale, and that the securities were legended shares, along with a notation at the respective transfer agent, restricting the shares from sale or transfer as is customary with reference to Rule 144 of the SEC.

The following information identifies the date, and amount of shares sold during the fourth quarter:



            Date                    Name of Class            Amount of Shares         Total Offering Price
----------------------------- -------------------------- -------------------------- -------------------------
     November 16, 2001          2001 November Common             2,000,000                  200,000
                               Stock Private Placement
----------------------------- -------------------------- -------------------------- -------------------------
        December 3,                 2001 December                4,010,100                  401,100
            2001                    Common Stock
                                  Private Placement
----------------------------- -------------------------- -------------------------- -------------------------
        December 10,             Georgetown Contract              150,000                    15,000
            2001                     Legal Fees
----------------------------- -------------------------- -------------------------- -------------------------
     December 31, 2001                Samaritan                  4,795,415                  479,541
                                   Pharmaceuticals
                               Executive Benefit Plan
----------------------------- -------------------------- -------------------------- -------------------------
     December 31, 2001         Shareholder Approval of           2,300,000                  230,000
                                     Proposal 3
----------------------------- -------------------------- -------------------------- -------------------------



The total offering price, during the fourth quarter as to these shares, was $1,325,641, less expenses, estimated to be a total of $10,000 for printing, legal, postage, and other expenses related to the offering.

The SEC declared effective the Company's registration statement on Form SB-2, Commission Registration No. 333-52296, on December 20, 2000 (as amended and supplemented from time to time, "Registration Statement"). Under the Registration Statement, certain selling shareholders may sell shares of Common Stock, which is the title of the class of securities registered, acquired from the Company. The Company does not receive any proceeds from the sale of securities being offered by the selling shareholders under the Registration Statement. The Company registered the shares for sale to provide the selling shareholders with freely tradable securities, but the registration of the shares does not necessarily mean that any of the shares will be offered or sold by the selling shareholders. However, we may receive payments under agreements relating to the shares and may receive proceeds from the exercise of warrants. Such proceeds are intended for use as to working capital and other corporate purposes. The offering under the Registration Statement has not terminated. The Registration Statement registered a total of 11,825,000 shares for a total anticipated offering price, subject to conditions, of $20,000,000. The amount of shares sold by the selling shareholder to date is believed to be 2,078,300 for aggregate proceeds of $556,351. The Company received, under its agreements as noted above, proceeds of $556,351, and incurred, in connection with the registration, estimated expenses of $26,000 for legal, printing, and related offering expenses, with net proceeds to the Company of approximately $530,351 used primarily for working capital (again not from the sale of the securities under the Registration Statement, but from agreements with the selling shareholders). The payment of offering related expenses by the Company as to direct or indirect payment to others (not officers, Directors, or persons holding 10% or more of any class of security of the Company nor any affiliates of the Company).

Item 6. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Registration Statement.

Plan of Operations

We are a discovery and development stage biopharmaceutical company. Since our inception, we have focused our resources primarily on research and development. To date, none of our proprietary products has reached a commercial stage and hence, we do not have, nor do we anticipate in the near future, revenue. We will continue to have significant general and administrative expenses, including expenses related to clinical studies, collaboration with Georgetown University, and patent prosecution.

We have funded our operations through a series of private placements and through our agreement with Fusion Capital. The Company believes potential private placements, the agreement with Fusion Capital, and an eventual registered public offering, if successful, will assist the Company in meetings its cash needs, but there is no guarantee.

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

Summary of Research and Development

We have a series of therapeutic projects either in "discovery research", "preclinical trials", "product development" or "clinical development"; and we utilize these formal stages of product progression to track progress, performance, competition, and cost for each project. Our programs primarily are aimed at satisfying defined medical needs in the areas of Alzheimer's, cancer, infectious diseases, neurology and tissue engineering, and are based on an intellectual property position that, we believe, is both broad and strong. Several of our development programs involve ex vivo technologies in which patients' tissues are manipulated outside the body and, as such, may be less costly to investigate and quicker to develop than in vivo agents. We expect to apply for and receive regulatory approval from the U.S. FDA to use certain of our technologies to initiate human trials that may commence in the future.

During the fiscal year ended December 31, 2001, we concentrated our efforts on Samaritan Research Laboratories, our collaboration with Georgetown University, setting up the operations towards increasing efficiencies and streamlining structure. We have the benefit of a strong portfolio of opportunities, each of which must compete for resources and priority status.

A key currency in the biotechnology and pharmaceutical market is patents and strong intellectual property. A central activity for us has been, and continues to be, the acquisition, development and maintenance of intellectual property positions directly in support of defined product development opportunities. We continue to expend significant funds and efforts on licenses and patent protection. In addition, we are continually examining our intellectual property positions in relation to competitive activities and our ability to operate and defend our positions in relation to products. We believe that this is a key value element for our development.

The process of developing therapeutic products requires significant discovery research, product development as well as pre-clinical and clinical testing of those products in order to gain regulatory approval. These activities are expected to result in continuing cash outflows. Furthermore we do not expect to generate any meaningful product revenues from our biopharmaceutical programs unless and until a clinical candidate completes its clinical trials, obtain regulatory approval for commercialization and is successfully marketed. The risks of developing therapeutic products extend beyond technical and clinical development and, in particular, involve intellectual property rights, the need for substantial additional capital, competitive and medical economic factors, which are continually changing, and issues of insurance reimbursement. Any one or more of these factors could cause us to fail to develop any commercially successful products.

We are seeking additional equity funding. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience dilution of their interest in us.

Samaritan Pharmaceuticals will continue to seek additional, non-dilutive funding from grants and other similar sources. Although to date, Samaritan Pharmaceuticals has not been granted any monies from such funding sources. As a small, newcomer to the biotech industry and as part of the several hundred companies that constitute the public biotech industry, we are not well known. We have initiated efforts to improve the awareness and understanding of our company. We believe, despite the external market conditions, we will be able to successfully accomplish this goal in the long run.

A.  Drug Candidates


------------------- -------------------------- ------- -------- --------- -------- -------- ---------- ------
Drug Candidates     Indication                 Syn &   Bio      Toxic     Mech     Metab    In Vivo    IND
                                               Pur     Test     Test                        Tests      Sub
------------------- -------------------------- ------- -------- --------- -------- -------- ---------- ------
SP-10               HIV, Alzheimer's            xxxx    xxxx     xxxx
------------------- -------------------------- ------- -------- --------- -------- -------- ---------- ------
SP-02 to            HIV, Alzheimer's             IP
SP-50
------------------- -------------------------- ------- -------- --------- -------- -------- ---------- ------
SP-222              Alzheimer's,                                            IP
                    Neurodegeneration           xxxx     xxxx    xxxx
------------------- -------------------------- ------- -------- --------- -------- -------- ---------- ------
SP-222b             Stem Cell Therapy           xxxx     xxxx    xxxx       IP
------------------- -------------------------- ------- -------- --------- -------- -------- ---------- ------
SP-222c             Cancer                      xxxx     xxxx    xxxx       IP
------------------- -------------------------- ------- -------- --------- -------- -------- ---------- ------
SP-223 to SP-230    Alzheimer's,                 IP
                    Neurodegeneration
------------------- -------------------------- ------- -------- --------- -------- -------- ---------- ------
SP-1000             High Cholesterol            xxxx     xxxx    xxxx
------------------- -------------------------- ------- -------- --------- -------- -------- ---------- ------
SP-5000             Cancer                      xxxx      IP
------------------- -------------------------- ------- -------- --------- -------- -------- ---------- ------

*IP = In Progress


Anticort(TM)

The Company also has a drug, Anticort(TM), for the indication of HIV that completed a Phase II clinical trial. The Company is awaiting the results from the AIDS Research Alliance, Los Angeles, CA, to evaluate and determine the next course of action. The Company hopes that the results are strong enough to warrant continued action. In evaluating the company's statements about Anticort(TM), you should specifically consider various factors, including the risks outlined in "Risk Factors."

B. Animal Testing Models for Alzheimer's

Samaritan is conducting research and development of animal models for Acute Alzheimer' and Chronic Alzheimer'. We are currently doing in-vitro validation and in-vivo testing with animal models. The models, if successful, will allow efficacy testing for new therapies.

C. Diagnostics

One of the major problems with the diagnosis and treatment of diseases is the inability of clinicians to determine the onset of disease. Samaritan is conducting research and development of diagnostic kits whereby the onset of diseases can be detected. Our diagnostics may also require FDA approval before we can market them to the public but the following is a chart of our progress to date.


------------------------------------ ---------------------- ------------------------ ------------------------
               Test                    In Vitro Testing          Human Testing            Human Testing
                                                              (Small Test Group)       (Large Sample Size)
------------------------------------ ---------------------- ------------------------ ------------------------
Breast Cancer                           xxxx                     xxxx                      In Progress
------------------------------------ ---------------------- ------------------------ ------------------------
Alzheimer's / Amyloidoisis              xxxx                     xxxx                      In Progress
------------------------------------ ---------------------- ------------------------ ------------------------
Alzheimer's Generation II                 In Progress
------------------------------------ ---------------------- ------------------------ ------------------------
Alzheimer's Generation III              xxxx                     xxxx                      In Progress
------------------------------------ ---------------------- ------------------------ ------------------------


The Company has incurred research development stage losses since inception. These losses consist primarily of research and related expenditures, marketing costs, consulting, and administrative overhead and expenses, incurred while the Company seeks to complete development of its product, which includes studies to obtain FDA final approval. No significant revenues have been earned by the Company, or cash flow from operations, to help pay these operating needs.

RISK FACTORS

Should any of the following risks occur, in addition to risks and uncertainties not presently known to us, our business, the price of our stock, our financial condition, and the results of our operations could be materially impacted, and you could lose all or part of your investment in our common stock. Additional risks not listed below, known or unknown, may also affect the value of our shares.

1.       Risks Related To Our Financial Condition

We are a development stage company with a history of operating losses; we expect to continue to incur losses and we may never be profitable.

We are still in our development stage. We have been unprofitable since our inception and have incurred significant losses. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative costs. We have derived no significant revenues from product sales or royalties. We do not expect to achieve significant product sales or royalty revenue in the near future and are not able to predict when we might do so. Furthermore we may never do so. We expect to continue to incur substantial additional operating losses in the future. These losses may increase significantly as we expand development and clinical trial efforts although we prioritize our capital to technologies closest to commercialization.

The clinical development of a therapeutic product is a very expensive and lengthy process and may be expected to utilize $5 to $20 million over a three to six year development cycle.

We currently do not have available the financial resources to complete the clinical development of any of our therapeutic products without a strategic partner, and we are in need of and are seeking to raise additional capital. Accordingly, we cannot assure you that any of our product development efforts will be successfully completed, that any of our products will be proven to be safe and effective, that regulatory approvals will be obtained at all or be as broad as sought, that our products will be capable of being produced in commercial quantities or that any of our products, if introduced, will achieve market acceptance or generate significant revenues.

Although we believe we could license the manufacturing and marketing rights to our products in return for up-front licensing and other fees and royalties on any sales, there can be no assurance that we will be able to do so in the event we seek to do so. Accordingly, we expect our substantial losses to continue as we develop our portfolio and, even if one or more of our products under development should be commercialized, there can be no assurance that we can ever generate significant revenues to achieve or sustain profitability.

We need to obtain additional funds to develop our therapeutics products and our future access to capital is uncertain. The allocation of limited resources is an ongoing issue for us as we move from research activities into the more costly clinical investigations required to bring therapeutic products to market.

Even though we believe that our cash on hand and our equity line with Fusion Capital should be sufficient to meet our projected operating and capital requirements, we might require substantial additional funds. The amount of which will depend, among other things, on the rate of progress and the cost of our research and product development programs and clinical trial activities, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, and the cost of developing manufacturing and marketing capabilities, if we decide to undertake those activities. We do not have any commitments or arrangements to obtain any such funds and there can be no assurance that any additional funds, whether through exercise of the Warrants and Options, additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, will be available to us upon terms acceptable to us or at all. If we are unable to obtain additional financing we might be required to delay, scale back or eliminate certain of our research and product development programs or clinical trials, or be required to license third parties to commercialize products or technologies that we would otherwise undertake ourselves, or cease certain operations all together, any of which might have a material adverse effect upon us.

If we raise additional funds by issuing equity securities, dilution to stockholders may result, and new investors could have rights superior to holders of shares purchased in this offering.

2.       Risks Related to our Operations

We are subject to extensive regulation which can be costly and time consuming and subject us to unanticipated delays; even if we obtain regulatory approval for a product, the product may still face regulatory difficulties.

All of our potential products and manufacturing activities are subject to comprehensive regulation by the Food and Drug Administration (FDA) in the United States and by comparable authorities in other countries. The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive and often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Preclinical studies involve laboratory evaluation of product characteristics and often animal studies to assess the efficacy and safety of the product. The FDA regulates preclinical studies under a series of regulations called the current Good Laboratory Practices regulations. If the sponsor violates these regulations, the FDA, in some cases, may invalidate the studies and require that the sponsor replicate them.

Certain of our potential products may be novel, and regulatory agencies may lack experience with them, which may lengthen the regulatory review process, increase our development costs and delay or prevent their commercialization. There is limited successful commercialization of products based on technology such as ours. In addition, we have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain timely FDA approvals, if at all. We will not be able to commercialize any of our potential therapeutic products until we obtain FDA approval, and so any delay in obtaining, or inability to obtain, FDA approval would harm our business. We have not yet sought FDA approval for any of our therapeutic product.

If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be fined, forced to remove a regulated product from the market and experience other adverse consequences including delay, which could materially harm our financial results. Additionally, we may not be able to obtain the labeling claims necessary or desirable for the promotion of our therapeutic products. We may also be required to undertake post-marketing trials. In addition, if we or others identify side effects after any of our therapeutic products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation, additional clinical trials, changes in labeling, and additional marketing applications may be required.

An investigational new drug application ("IND") must become effective before human clinical trials may commence. The IND is automatically effective 30 days after receipt by the FDA, unless before that time the FDA requests an extension to review the application or raises concerns or questions about the conduct of the trials as outlined in the application. In the latter case, the sponsor of the application and the FDA must resolve any outstanding concerns before clinical trials can proceed. However, the submission of an IND may not result in the FDA authorizing us to commence clinical trials in any given case.

The process of developing therapeutic products requires significant research and development, preclinical testing and clinical trials, as well as regulatory filings and patent prosecution, all of which are extremely expensive and time-consuming. If testing of a particular product does not yield successful results, then we will be unable to commercialize that product.

Some of our potential therapeutic programs are in research or preclinical development, the results of which do not necessarily predict or prove safety or efficacy in humans. Therefore, we must demonstrate each product's safety and efficacy in humans through extensive clinical testing. Although for planning purposes we project the commencement, continuation and completion of our clinical trials, we may experience numerous unforeseen events during, or as a result of the testing process, that could delay or prevent commercialization of our products, including the following:

- - the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

- - after reviewing test results, we or our collaborators may abandon projects that we might previously have believed to be promising;

- - we, our collaborators or regulators, may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks;

- - we may have to delay clinical trials as a result of scheduling conflicts with participating clinicians and clinical institutions, or difficulties in identifying and enrolling patients who meet trial eligibility criteria;

- - safety and efficacy results attained in early human clinical trials may not be indicative of results that are obtained in later clinical trials; and

- - the effects our potential products have may not be the desired effects or may include undesirable side affects or other characteristics that preclude regulatory approval or limit their commercial use if approved.

Clinical testing is very expensive, can take many years and may not be completed on schedule, and the outcome is uncertain. The data collected from clinical trials may not be sufficient to support regulatory approval of any of our products, and the FDA may not ultimately approve any of our therapeutic products for commercial sale, which may adversely affect our business and prospects. If we fail to commence or complete, or experience delays in, any of our planned clinical trials, our stock price and our ability to conduct our business as currently planned could be harmed.

We are currently dependent on one source of supply, the University of Iowa, for our Anticort(TM) product, and there would be a material adverse effect on our business and prospects if we were unable to obtain adequate supplies. University of Iowa manufactures the material in a facility which adheres to current Good Manufacturing Practices, or cGMP, regulations enforced by the FDA through its facilities inspection program. If our supplier was unable to produce and provide us with the Anticort(TM) product, especially of cGMP grade, we will be forced to identify an alternative supplier or produce the product ourselves. In the case of the former, we currently do not have an alternative supplier capable of meeting our needs and might experience delays in replacing our supplier. We would be required to design, in addition, if the suppliers produce an inadequate supply, or fail to produce or deliver the product on a timely basis; our clinical testing may be delayed, thereby delaying the submission of products for regulatory approval or the market introduction and subsequent sales of our products. Any such delay may lower our revenues and potential profitability and otherwise have a material adverse effect on us.

In the event of dissolution of the Georgetown University Collaboration, we cannot now determine which assets of the Collaboration we would acquire, other than the assets we have already licensed. Aside from the Anticort(TM) technology, we are substantially dependent upon our licensed product opportunities.

Our potential therapeutic products are not the result of our own internal basic research but rather arise from our ability to license technologies from third parties. Licenses may require us to achieve certain preclinical and clinical milestones within defined time periods. Our failure to meet any such obligations could result in the imposition of financial penalties or the non-exclusivity or termination of our licenses, which could have a material adverse effect upon our business and prospects.

We are dependent upon third parties for certain research and development, and all clinical studies and manufacturing and marketing of our therapeutic products, which could impair our ability to commercialize our products. Given our limited personnel resources and experience, we are dependent upon third parties to perform research and development related to our programs to supervise and perform all our clinical trials, manufacture all our pharmaceutical products for use in clinical trials and prepare and submit applications for regulatory approval of our clinical testing and commercialization of our products. There can be no assurance that we will be able to obtain these services from third parties by entering into collaborative arrangements or license agreements on commercially reasonably terms or at all or that any or all of the contemplated benefits from such collaborative arrangements or license agreements will be realized. Failure to obtain such arrangements would result in delays in the development of our proposed products or the loss of exclusivity or termination of our licenses.

If we were required to fund such product development internally, our future capital requirements would increase substantially, and there can be no assurance that we could obtain additional funds to meet such increased capital requirements on acceptable terms, or at all.

For example, we intend to rely on third-party contract manufacturers to produce materials needed for clinical trials and product commercialization. Third-party manufacturers may not be able to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of needed materials at an acceptable price and other terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical testing may be delayed, thereby delaying the submission of products for regulatory approval or the market introduction and subsequent sales of our products. Any such delay may lower our revenues and potential profitability.

Moreover, we and any third-party manufacturers that we may use must continually adhere to cGMP. If our facilities or the facilities of these manufacturers cannot pass a pre-approval plant inspection, the FDA pre-market approval of our therapeutics will not be granted. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If we, or any of our third-party manufacturers, fail to comply with these requirements, we may be subject to regulatory action, which could disrupt our business development and delay our market entry.

By relying on these partners and third parties we will have less control, and may have virtually no control, over the timing, resources and other aspects of clinical trials than if we performed them ourselves; and we may be unable to control the amount and timing of resources which our collaborative partners would devote to our programs or potential products. We can't assure you that collaborators will not pursue other technologies or product candidates either on their own or in collaboration with others. Should a collaborative partner fail to develop or commercialize successfully any product candidate to which it has rights, our business and stock price may be materially and adversely affected.

Collaborative arrangements or license agreements may also require us to expend funds and to meet certain milestones, and there can be no assurance that we will be successful in doing so.

In addition, we can't assure you that disputes will not arise in the future with respect to the ownership of rights to any technology developed with or by third parties. These and other possible disagreements with collaborators could lead to delays in the collaborative research, development or commercialization of certain product candidates or could require or result in litigation or arbitration, which would be time consuming and expensive, and would have a material adverse effect upon our business, financial condition and results of operations.

In addition, we have limited experience with sales, marketing or distribution. We may choose to utilize one or more pharmaceutical companies with established distribution systems and direct sales forces to market our products. In the event we choose to utilize such a distribution network and are unable to reach an agreement with one or more pharmaceutical companies to market our products, we may be required to market our products directly and to develop a marketing and sales force with technical expertise and with supporting distribution capability. There can be no assurance that we will be able to establish, or have the financial and managerial resources to establish, in-house sales and distribution capabilities or relationships with third parties, or that we will be successful in commercializing any of our potential products. To the extent that we enter into co-promotion or other licensing arrangements, any revenues we receive will depend upon the efforts of third parties and we can't assure you that these efforts will be successful.

Technology with respect to therapeutics and other biopharmaceutical fields is rapidly evolving, and there can be no assurance of our ability to respond adequately. We are engaged in biopharmaceutical fields characterized by extensive research efforts, rapidly evolving technology and intense competition from numerous organizations, including pharmaceutical companies, biotechnology firms, academic institutions and others. New developments are expected to continue at a rapid pace in both industry and academia. We cannot assure you that research and discoveries by others will not render any of our potential products obsolete, uneconomical or otherwise unmarketable or unprofitable.

In order to compete successfully, we will need to complete the development of and obtain regulatory approval of one or more of our products that keep pace with technological developments on a timely basis. Any failure by us to anticipate or respond adequately to technological developments will have a material adverse effect upon our prospects and financial condition.

We may not be able to adequately protect our proprietary rights. Our success will depend in significant part on our ability to obtain and maintain elements of business protection practices, including but not limited to U.S. patent protection for our licensed technologies, preservation and defense of our trade secrets and proprietary rights, and operations that do not infringe upon the proprietary rights of third parties. Because of the length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical industry has traditionally placed considerable importance on obtaining patent and trade secret protection for significant new technologies, products and processes. We can't assure you that patents will issue from the patent applications we own, or have licensed or that the patent issued on will provide us with significant protection against competitive applications or otherwise be commercially valuable. In addition, patent law relating to certain of our fields of interest, particularly as to the scope of claims in issued patents, is still evolving. Patent positions may not be as strong as in other more well-established fields, and it is unclear how this uncertainty will affect our patent rights.

Litigation, which could be costly and time consuming, may be necessary to enforce any patents issued in the future to us or our licensors or to determine the scope and validity of the proprietary rights of third parties. The issuance of a patent is not conclusive as to its validity or enforceability and it is uncertain how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings, such as oppositions, which may be brought in foreign jurisdictions to challenge the validity of a patent. A third party may challenge the validity or enforceability of a patent after its issuance by the U.S. Patent and Trademark Office. It is possible that a competitor may successfully challenge our patents or that a challenge will result in limiting their coverage. Moreover, the cost of litigation to uphold the validity of patents and to prevent infringement can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. Moreover, it is possible that competitors may infringe our patents or successfully avoid them through design innovation. To stop these activities we may need to file a lawsuit. These lawsuits are expensive and would consume time and other resources, even if we were successful in stopping the violation of our patent rights. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of our patents were upheld, a court would refuse to stop the other party on the ground that its activities are not covered by, that is, do not infringe, our patents.

Our competitive position is also dependent upon unpatented technology and trade secrets which may be difficult to protect. We can't assure you that others will not independently develop substantially equivalent proprietary information and techniques which would legally circumvent our intellectual property rights, that our trade secrets will not be disclosed or that we can effectively protect our rights to unpatented trade secrets.

As the biotechnology industry expands and more patents are issued, the risk increases that our potential products may give rise to claims that they infringe upon the patents of others. Any such infringement litigation would be costly and time consuming to us.

Currently, we have not registered all of our potential trademarks and there can be no assurance that we will be able to obtain registration for such trademarks.

The use of our technologies could potentially conflict with the rights of others. Our competitors, or others, may have or acquire patent rights that they could enforce against us. If they do so, then we may be required to alter our products, pay licensing fees or cease activities in that area. If our products conflict with patent rights of others, third parties could bring legal actions against us or our collaborators, licensees, suppliers or customers, claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages we could be required to obtain a license in order to continue to manufacture or market the affected products. We may not prevail in any legal action and a required license under the patent may not be available on acceptable terms or at all.

We may suffer material adverse consequences as a result of litigation or other proceedings relating to patent and other intellectual property rights. The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial. Some of our competitors may be better able to sustain the costs of complex patent litigation because they have substantially greater resources. If there is litigation against us, we may not be able to continue our operations.

Should third parties file patent applications, or be issued patents claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings in the U.S. Patent and Trademark Office to determine priority of invention. We also may be required to participate in interference proceedings involving our issued patents and pending applications. As a result of an unfavorable outcome in an interference proceeding, we may be required to cease using the technology or to license rights from prevailing third parties, who may not offer us a license on commercially acceptable terms.

We are exposed to potential liability claims, and our insurance against these claims may not be sufficient to protect us. Our business exposes us to potential clinical trial and product liability risks, which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. Although we have clinical trial and product liability insurance, there can be no assurance that the coverage it provides will be adequate to satisfy all claims that may arise. Regardless of merit or eventual outcome, such claims may result in decreased demand for a product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. Thus, even though we are insured, a product liability claim or product recall may result in losses that could be material.

Competition in our industry is intense and many of our competitors have substantially greater managerial resources than we have. Competition in our fields of research is intense and is accentuated by the rapid pace of technological development. Many of our competitors have substantially greater research and development capabilities and manufacturing, marketing, financial and managerial resources than we do. Research and discoveries by others may result in breakthroughs which may render our products obsolete even before they generate any revenue. There are products currently under development by others that could compete with the products that we are developing. Competitors also may succeed in developing and marketing products that are more effective than or marketed before our products. Our competitors may develop safer or more effective therapeutic products, reach the market more rapidly and thereby reduce the potential sales of our products, or establish superior proprietary positions.

We also anticipate that we will face increased competition in the future as new companies enter our markets and as scientific developments continue to accelerate. If any of our products receive marketing approval, the inability of our products to compete effectively in the marketplace will materially and adversely affect our business operations.

We must expand our operations to commercialize our products, which we may not be able to do. We will need to expand and effectively manage our operations and facilities to successfully pursue and complete future research, development and commercialization efforts. To grow, we will need to add personnel, including management, and expand our capabilities, which may strain our existing managerial, operational, financial and other resources. In addition, we will need to renew our current lease or locate different facilities when our lease expires. To compete effectively and manage our growth, we must train, manage and motivate a substantially larger employee base, accurately forecast demand for our products and implement operational, financial and management information systems. In the event that we fail to expand or manage our growth effectively, our product development and commercialization efforts could be curtailed or delayed. If we lose key management and scientific personnel or cannot recruit qualified employees, our product development programs and our research and development efforts will be harmed.

Our success is dependent upon the continued services and performance of Dr. Janet Greeson, our chief executive officer; president and chairman; and Dr. Vassilios Papadopoulos, our chief scientific officer. The company does not maintain key man insurance on either officer and the loss of their services could delay our product development programs and our research and development efforts. In addition, the loss of Dr. Janet Greeson may result in the loss of the Georgetown University Collaboration.

In addition, competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense and we cannot assure you that we would be able to recruit qualified personnel on acceptable terms to replace them.

The success of our products will depend in some part upon the availability of health care reimbursement. Our ability to commercialize our therapeutic products successfully will depend in part on the extent to which reimbursement for the cost of such products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and we cannot assure you that reimbursement for any technology we may market will be available, or if available, that the payor's reimbursement policies will not materially adversely affect our ability or the ability of any of our corporate partners to sell these products profitably.

3.       Risks Related to our Common Stock

We are authorized to issue additional shares of our common stock without stockholder approval, which could have an adverse affect upon the rights of our stockholders and the market price of our common stock. We have a substantial number of shares of common stock un-issued and not reserved for specific issuances, of which we could issue an amount equal to 20% of our outstanding shares of common stock, without any action or approval by our stockholders in according to Samaritan Pharmaceuticals, Inc. 2001 Stock Incentive Plan (the "2001 Plan"), thus substantially diluting the percentage ownership of Samaritan Pharmaceuticals held by purchasers of the securities offered hereby and potentially adversely affecting the market price of our common stock.

Market volatility may affect our stock price and the value of your investment may be subject to sudden decreases.

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results and general market and economic conditions, which are beyond our control. Factors such as fluctuations in our financial and operating results, the results of preclinical and clinical trials, announcements of technological innovations or new commercial products by us or our competitors, developments concerning proprietary rights and publicity regarding actual or potential performance of products under development by us or our competitors could also cause the market price of our common stock to fluctuate substantially. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many biotechnology companies have often fluctuated in a manner not necessarily related to their operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

FORWARD-LOOKING STATEMENTS

This report and other oral and written statements made by us to the public contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based upon management's current expectations that are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in our forward-looking statements. Such statements address the following subjects: our need for and ability to obtain additional capital, including from the sale of equity and/or from federal or other grant sources; our expected future losses; the sufficiency of cash and cash equivalents; our ability to generate revenues; our ability to develop commercially successful products, including our ability to obtain FDA approval to initiate further studies of our potential products and our technologies; the high cost and uncertainty of the research and development of pharmaceutical products; the unpredictability of the duration and results of the U.S. Food and Drug Administration's review of new drug applications; the possible impairment of our existing, and the inability to obtain new, intellectual property rights and the cost of protecting such rights as well as the cost of obtaining rights from third parties when needed on acceptable terms; our ability to enter into successful partnering relationships with respect to the development and/or commercialization of our product candidates; our dependence on third parties to research, develop, manufacture and commercialize and sell any products developed; our ability to improve awareness and understanding of our company, our technology and our business objectives; whether our predictions about market size and market acceptability of our products will prove true; and our understandings and predictions regarding the utility of our potential products and our technology.

Statements in this report expressing our expectations and beliefs regarding our future results or performance are forward-looking statements that involve a number of substantial risks and uncertainties. When used in this Form 10-KSB, the words "anticipate," "believe," "estimate," "expect," "intend," may be," "seek," "plan," "focus," and "potential" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Our actual future results may differ significantly from those stated in any forward-looking statements.

As a result of the foregoing and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect our business, financial condition, operating results and stock price. We are not under any duty to update any of the forward-looking statements in this report to conform these statements to actual results, unless required by law. For further information, refer to the more specific risks and uncertainties discussed above and throughout this report.

Item 7. Financial Statements

Please see the attached Financial Statements and accompanying footnotes, which should be read with the statements.

                     CONSOLIDATED FINANCIAL STATEMENTS INDEX


INDEPENDENT AUDITORS' REPORT

CONSOLIDATED FINANCIAL STATEMENTS:

       Balance Sheet

       Statements of Operations

       Statements of Shareholders' Deficit

       Statements of Cash Flows

       Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Samaritan Pharmaceuticals, Inc.

         We have audited the accompanying consolidated balance sheet of Samaritan Pharmaceuticals, Inc. (formerly Steroidogenesis Inhibitors International, Inc. a development stage company) as of December 31, 2001 and the related consolidated statements of operations, shareholders' deficit and cash flows for the year ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, the consolidated financial position of Samaritan Pharmaceuticals, Inc. (a development stage company) as of December 31, 2001 and the consolidated results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and as more fully described in Note 1, the Company anticipates that additional funding will be necessary to sustain the Company's operations through the year ending December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                /s/Feldman Sherb & Co, P.C.
                                                   Feldman Sherb & Co., P.C.
                                                   Certified Public Accountants

New York, New York
April 13, 2002

                         SAMARITAN PHARMACEUTICALS, INC.
            (FORMERLY STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                               December 31, 2001

                                     ASSETS

CURRENT ASSETS:
      Cash                                              $          304,367
      Prepaid expenses and other current assets                     18,000
                                                            ------------------
          TOTAL CURRENT ASSETS                                     322,367
                                                            ------------------

PROPERTY AND EQUIPMENT                                              29,979

OTHER ASSETS:
      Patent registration costs                                    205,085
      Purchased  technology rights                                  63,567
      Deposits and other assets                                     18,004
                                                            ------------------
          TOTAL OTHER ASSETS                                       286,656
                                                            ------------------

                                                        $          639,002
                                                            ==================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Accounts payable                                  $          747,391
      Accrued expenses                                             611,630
      Common stock to be issued                                      5,000
      Short-term borrowings                                        315,900
                                                            ------------------
          TOTAL CURRENT LIABILITIES                              1,679,921
                                                            ------------------

DEFERRED REVENUE                                                   250,000


SHAREHOLDERS'  DEFICIT:
      Common stock, 100,000,000 shares authorized
         at $.001 par value,  37,736,699 issued
         and outstanding                                            37,736
      Additional paid-in capital                                12,903,173
      Deferred compensation                                       (495,036)
      Accumulated deficit during development stage             (13,736,792)
                                                            ------------------
          TOTAL SHAREHOLDERS' DEFICIT                           (1,290,919)
                                                            ------------------

                                                        $          639,002
                                                            ==================


        See accompanying notes to the consolidated financial statements.

                         SAMARITAN PHARMACEUTICALS, INC.
            (FORMERLY STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             FROM INCEPTION (SEPTEMBER 5, 1994) TO DECEMBER 31, 2001
               AND FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000





                                     From
                             Inception For the Years
                                      Ended
                                 September 5, 1994       December 31,
                                      To           --------------------------
                                December 31, 2001     2001          2000
                               ------------------- -----------   ------------
                                 (Unaudited)

REVENUES                     $           50,000  $             $       -
                               -----------------   -----------   ------------
EXPENSES:

Research and development              2,804,093     1,068,902      1,077,590
Interest, net                            23,365         9,420
General and administrative           10,520,657     2,623,148      2,746,810
Depreciation and amortization           576,457       516,116         18,908
                               -----------------   -----------   ------------
                                     13,924,572     4,217,586      3,843,308
                               -----------------   -----------   ------------

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                (13,874,572)   (4,217,586)    (3,843,308)

Extraordinary item                      137,780       137,780              -
                               -----------------   -----------   ------------

NET INCOME (LOSS)            $      (13,736,792) $ (4,079,806) $  (3,843,308)
                               =================   ===========   ============


Loss per share-basic and diluted:

Before extraordinary item    $            (1.19) $      (0.17) $       (0.21)

Extraordinary item, per share              0.01          0.01           0.00
                               -----------------   -----------   ------------
Loss per share               $            (1.18) $      (0.17) $       (0.21)
                               =================   ===========   ============

Weighted average number of
shares used in calculation of basic
and diluted loss per share           11,624,970    24,467,817     17,947,520
                               =================   ===========   ============






        See accompanying notes to the consolidated financial statements.

                         SAMARITAN PHARMACEUTICALS, INC.
            (FORMERLY STEROIDOGENESIS INHIBITORS INTERNATIONS, INC.)
                          (A DEVELOPMENT STATE COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT


             FROM INCEPTION (SEPTEMBER 5, 1994) TO DECEMBER 31, 2001


                                      Number    Par Value  Reserved     Additional                                          Total
                                        of       Common       for        Paid in                 Deferred  Accumulated Shareholders'
                                     Shares      Stock     Conversion    Capital     Warrants   Compensation   Deficit    Deficit
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
Inception at September 5, 1994             -  $       -  $         -  $        -  $        -  $        -  $         -   $         -

Shares issued for cash, net of
 offering costs                    6,085,386        609            -     635,481           -           -            -       636,090
Warrants issued for cash                   -          -            -           -       5,000           -            -         5,000
Shares issued as compensation
 for services                        714,500         71            -    1,428,929          -           -            -     1,429,000

Net loss                                   -          -            -           -           -           -    (2,152,843)  (2,152,843)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
December 31, 1996                  6,799,886        680            -    2,064,410      5,000           -    (2,152,843)     (82,753)

Issuance of stock, prior to
 acquisition                         206,350         21            -     371,134           -           -            -       371,155
Acquisition of subsidiary for
 stock                             1,503,000        150            -      46,545           -           -            -        46,695


Shares of parent redeemed,
 par value $.001                  (8,509,236)      (851)           -         851           -           -            -             -
Shares of public subsidiary
 issued, par value $.001           7,689,690      7,690          820      (8,510)          -           -            -             -

Net loss                                   -          -            -           -           -           -     (979,635)     (979,635)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------

December 31, 1997                  7,689,690      7,690          820    2,474,430      5,000           -    (3,132,478)    (644,538)

Conversion of parent's shares        696,022        696         (696)          -           -           -            -             -
Shares issued for cash, net of
 offering costs                      693,500        694            -     605,185           -           -            -       605,879
Shares issued in cancellation
 of debt                             525,000        525            -     524,475           -           -            -       525,000
Shares issued as compensation        400,000        400            -     349,600           -           -            -       350,000

Net loss                                   -          -            -           -           -           -    (1,009,945)  (1,009,945)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
December 31, 1998                 10,004,212     10,005          124    3,953,690      5,000           -    (4,142,423)    (173,604)

Conversion of parent's shares         13,000         13          (13)          -           -           -            -             -
Shares issued in cancellation
 of debt                              30,000         30            -      29,970           -           -            -        30,000
Shares issued for cash, net
 of offering costs                    45,000         45            -      41,367           -           -            -        41,412
Shares issued as compensation      3,569,250      3,569            -     462,113           -           -            -       465,682
Detachable warrants issued                 -          -            -           -     152,125           -            -       152,125
Detachable warrants exercised        100,000        100            -     148,900    (149,000)          -            -             -
Debentures converted to stock      1,682,447      1,682            -     640,438           -           -            -       642,120

Net loss                                   -          -            -           -           -           -    (1,671,255)  (1,671,255)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------

December 31, 1999                 15,443,909     15,444          111    5,276,478      8,125           -    (5,813,678)    (513,520)

Conversion of parent's shares        128,954        129         (111)        (18)          -           -            -             -
Shares issued for cash, net
 of offering costs                 1,575,192      1,575            -     858,460           -           -            -       860,035
Shares issued in cancellation
 of debt                             875,000        875            -     660,919           -           -            -       661,794
Shares issued in cancellation
 of accounts payable                 100,000        100            -      31,165           -           -            -        31,265
Shares issued as compensation      3,372,945      3,373            -    2,555,094          -    (759,560)           -     1,798,907
Warrants exercised                    38,807         39            -       3,086      (3,125)          -            -             -
Warrants expired                           -          -            -       5,000      (5,000)          -            -             -

Net loss                                   -          -            -           -           -           -    (3,843,308)  (3,843,308)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------

December 31, 2000                 21,534,807     21,535            -    9,390,184          -    (759,560)   (9,656,986)  (1,004,827)

Shares issued for cash, net
 of offering costs                 6,497,088      6,497            -    1,257,758          -           -            -     1,264,255
Shares issued as compensation      9,162,197      9,162            -    1,558,599          -    (230,512)           -     1,337,249
Shares issued on previously
 purchased shares                    342,607        342            -     188,208           -           -            -       188,550
Shares issued in cancellation
 of accounts payable                 200,000        200            -      68,880           -           -            -        69,080
Amortization of deferred
 compensation                              -          -            -           -           -     495,036            -       495,036
Stock options issued for services          -          -            -     439,544           -           -            -       439,544

Net loss                                   -          -            -           -           -           -    (4,079,806)  (4,079,806)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
December 31, 2001                 37,736,699  $  37,736  $         -  $ 12,903,17 $        -  $ (495,036) $ (13,736,79) $(1,290,919)
                                  ===========   ========   ==========   ========== =========== ============ ===========  ===========




        See accompanying notes to the consolidated financial statements.

                         SAMARITAN PHARMACEUTICALS, INC.
            (FORMERLY STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

 FROM INCEPTION (SEPTEMBER 5, 1994 to December 31, 2001) AND FOR THE YEARS ENDED
                           DECEMBER 31, 2001 AND 2000


                                                                From                For the Years
                                                             Inception                  Ended
                                                         September 5, 1994           December 31,
                                                                to            ---------------------------
                                                          December 31, 2001       2001           2000
                                                          -----------------   -------------   -----------
                                                            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $       (13,736,792) $   (4,079,806) $ (3,843,308)
Adjustments to reconcile net loss to net cash used in
    operating activities:
            Depreciation and amortization                          575,528         516,116        18,908
            Expenses paid through issuance of stock              5,427,338       1,337,249     1,798,907
            Stock options issued for services                      439,544         439,544             -
(Increase) decrease in assets:
            Notes receivable-related party                               -               -        11,478
            Prepaids and other current assets                      (33,525)        (18,000)            -
            Other assets                                                 -               -         2,000
Increase in liabilities:
            Deferred revenue                                       250,000               -             -
            Accounts payable and accrued expenses                1,513,960         452,296       778,166
                                                         ------------------   -------------   -----------
NET CASH USED IN OPERATING ACTIVITIES                           (5,563,947)     (1,352,601)   (1,233,849)
                                                         ------------------   -------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of technology rights                                     (108,969)              -             -
Purchase of property and equipment                                 (65,069)              -       (18,007)
Increase in patent registration costs                             (205,085)       (115,006)      (34,532)
                                                         ------------------   -------------   -----------

NET CASH USED IN INVESTING ACTIVITIES                             (379,123)       (115,006)      (52,539)
                                                         ------------------   -------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants                                             157,125               -             -
Proceeds from debentures                                           642,120               -             -
Proceeds from stock issued for cash                              3,778,826       1,264,255       860,035
Common stock to be issued                                          193,550           5,000       188,550
Offering costs                                                      (2,284)         (1,234)       (1,050)
Short-term loan proceeds                                         1,477,900         315,900       425,000
                                                         ------------------   -------------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        6,247,237       1,583,921     1,472,535
                                                         ------------------   -------------   -----------
CHANGE IN CASH                                                     304,167         116,314       186,147
CASH AT BEGINNING OF PERIOD                                              -         187,853         1,706
                                                         ------------------   -------------   -----------
CASH AT END OF PERIOD                                  $           304,167  $      304,167  $    187,853
                                                         ==================   =============   ===========

NON-CASH FINANCING & INVESTING ACTIVITIES:

Purchase of net, non-cash assets of  subsidiary
     for stock                                         $               195  $            -  $          -
                                                         ==================   =============   ===========
Debt retired through issuance
    of stock                                           $         1,890,179  $       69,080  $    661,794
                                                         ==================   =============   ===========

Shares issued on previously purchased shares           $                 -  $      188,550  $          -
                                                         ==================   =============   ===========



        See accompanying notes to the consolidated financial statements.

                         SAMARITAN PHARMACEUTICALS, INC.
            (FORMERLY STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A. The Company

             Samaritan Pharmaceuticals, Inc. (sometmes the "Company" or "Samaritan") was formed in March 1996 and became public in October 1997. It was named Smaritan Pharmaceuticals in April 2001 to reflect a change in the charter and strategic focus of its business. Our principal place of busines is located at 101 Convention Center Drive, Suite 310, Las Vegas, NV 89109, and our telephone number is (702) 735-7001.

             Samaritan Pharmaceuticals (SPHC) is an emerging product-driven Biopharmaceuticals Company. SPHC is dedicated to saving lives by focusing on the development of unique therapeutic products for Alzheimer's, Aging Related Disorders, Cancer, Cholesterol Reduction, HIV, and Parkingson's disease. SPHC has an emerging pipeline, with one drug candidate Anticort completing Phase II, two Predictive Medicine Diagnostics and several preclinical drug candidates. SPHC's collaboration with Georgetown University is designed to accelerate discovery and the development of new products through the "proof of concept" phase and expand SPHC's intellectual property coverage for proven drug candidates.

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

             The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a loss since inception of $13,736,792. As such, the financial statements reflect recurring losses, working capital deficiencies, negative cash flows from operating activities, and adverse key financial ratios. The Company is dependent upon outside capital to continue in existence and to achieve profitable operations.

             Management's plans for dealing with the adverse effects of the conditions cited above is to raise working capital through equity financing arrangements and private placements.

             Furthermore, management notes that many expenditures can be deferred until funds are available to continue development. While such a strategy would not be preferred due to a competitive market, management is willing to pursue it if necessary.

         B. Basis of Consolidation

             The accompanying financial statements include the accounts of the Company and its subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

         C. Property and Equipment

             Property and equipment are recorded at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets.

         D.  Intangibles

             1) Legal fees associated with filing patents are recorded at cost. Amortization, once the patent is approved, will be calculated using the straight-line method, over the estimated useful lives of the patents. Because the patents were not approved at December 31, 2001, no amortization was recorded for 2001.

             2) Purchased technology rights are recorded at cost and are being amortized using the straight line method over the estimated useful life of the technology. Amortization of purchased technology was approximately $10,900 for the year ended December 31, 2001. Accumulated amortization at December 31, 2001 was $45,402.

         E. Earnings (loss) per share

             The Company reports loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") no. 128, "Earnings Per Share." Generally, the per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock have not been included, as the effect would be antidilutive.

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

         G. Income Taxes

             Pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS 109") "Accounting for Income Taxes", the Company accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates which will be in effect when these differences reverse.

         H. Research and Development Costs

             Research and development costs are expensed when incurred.

         I.  Impairment of Long-Lived Assets

             The Company reviews long - lived assets, certain identifiable assets and goodwill related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2001, the Company does not believe that any impairment has occurred.

         J.  Fair Value Of Financial Instruments

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

         K. New Accounting Pronouncements

             Revenue Recognition - In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which we adopted effective January 1, 2000. The adoption of SAB 101 did not have a material effect on the Company's financial statements, and therefore, no cumulative effect of a change in accounting principle has been recorded. SAB 101 addresses, among other items, when revenue relating to various license fees should be recognized. The Company performs a detailed analysis of its license fee revenues and records deferred revenues and associated expenses accordingly. These deferred amounts are recognized over the life of each specific license.

             In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The Company believes that the adoption of SFAS No. 141 did not have a significant impact on our financial statements.

             In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for the impairment of existing goodwill and other intangibles. The Company is currently assessing but have not yet determined the impact of SFAS No. 142 on our financial position and results of operations.

             In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. Management believes that the implementation of this standard will have no impact on the Company's results of operations and financial position.

         L. Stock-Based Compensation

             The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans.

2.       PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consist of the following as of December 31, 2001:

                                       Estimated Useful Life
                                            (Years)
                                       -----------------------
          Furniture and Fixtures              5-7            $          65,069
          Accumulated depreciation                                     (35,090)
                                                                  -------------
                                                               $        29,979
                                                                  =============

3.       SHORT-TERM BORROWINGS

         On October 5, 2001 the Company issued a note for $237,302. The note is payable on demand and bears interest at 12% per annum.

         At December 31, 2001 the Company had an amount due to an entity for $78,598. This loan is unsecured, due on demand and does not accrue interest.

4.       DEFERRED REVENUE

         Our subsidiary, Steroidogenesis Inhibitors, Inc. received $250,000 from Steroidogenesis Inhibitors Canada, Inc., ( SI- Canada) for a licensing agreement. The licensing agreement has a duration of ten years beginning with the date the drug is approved for use in Canada. Pursuant to the agreement, the Company has agreed to provide assistance in securing such approval. The revenue will be recognized as expenses are incurred in providing such assistance.

5.       SHAREHOLDERS' DEFICIT

         On April 24, 2001, the Company amended its articles of incorporation to increase the authorized number of shares to 100 million and to authorize a class of 5 million shares of preferred stock.

         A. Stock Option Plan

             The Company has a stock option plan (Samaritan Pharmaceuticals 2001 Stock Option Plan) under which 7,661,050 shares are reserved. There were 2,981,365 options granted pursuant and 4,679,685 options remaining pursuant to the plan as of December 31, 2001.

             The following table summarizes the Company's stock options outstanding at December 31, 2001:

                                                                    Shares                  Weighted
                                                                                            Average
                                                                                         Exercise Price
                                                             ---------------------     -------------------
             Outstanding and exercisable at December                      150,000   $                2.65
             31, 1999
             Exercised and expired                                      (150,000)                    0.32
                                                             ---------------------     -------------------
             Outstanding and exercisable at December                  -                        -
             31, 2000
             Granted                                                    5,418,615                     .55
                                                             ---------------------     -------------------
             Outstanding and exercisable at December
             31, 2001                                                   5,418,615  $                  .55
                                                             =====================     ===================

             The Company applies APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options. As a result no compensation expense has been recognized for employee and director stock options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have been reported as follows:

                                                                                 December 31,
                                                                     2001                      2000
                                                             ---------------------     ----------------------
             Net loss:
                  As reported                             $           (4,079,806)   $            (3,843,308)
                  Pro Forma                               $           (4,407,806)   $            (3,843,308)
             Basic and diluted loss per common share:
                  As reported                             $                (0.17)   $                 (0.21)
                  Pro Forma                               $                (0.18)   $                 (0.21)

             The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options with the following assumptions used for grants during the year ended December 31, 2001 and 2000. The per-share weighted average fair value of stock options granted during 2001 was $0.14 on the date of grant using the Black Scholes pricing model and the following assumptions for the year ended December 31, 2001:

                    Expected dividend yield            0%
                    Risk-free interest rate          5.0%
                    Annualized volatility            150%

             At December 30, 2001 the range of exercise price for all of the Company's outstanding stock options was $.10-$3.50, with an average remaining life of 6.5 years and an average exercise price of $.55.

         B. Stock as compensation and settlement of debt

             The Company issues stock as compensation for services and supplies, valuing such issues premised upon the fair market value of the stock or the services, whichever is more clearly determinable.

             During the year ended December 31, 2000, the Company issued an aggregate of 3,372,945 shares of common stock to various consultants, in consideration of services rendered or to be rendered to the Company. Such shares were valued at an aggregate of $2,558,467 ranging from $.25-$.98 per share, representing the fair value of the shares issued. The issuances were recorded as $759,560 of deferred compensation and the balance of $1,798,907 as non-cash compensation expense. During the year ended December 31, 2000 the Company exchanged 875,000 shares of the Company's common stock in settlement of indebtedness.

             During the year ended December 31, 2001, the Company issued an aggregate of 9,162,917 shares of common stock to various consultants, in consideration of services rendered or to be rendered to the Company. Such shares were valued at an aggregate of $1,567,761 ranging from $.29-$.50 per share, representing the fair value of the shares issued. The issuances were recorded as $230,512 of deferred compensation and the balance of $1,337,249 as non-cash compensation expense. During the year ended December 31, 2001 the Company exchanged 342,607 shares of the Company's common stock in settlement of indebtedness.

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

         The Company has net operating loss at December 31, 2001 of approximately of $11,000,000, expiring through 2016.

         Deferred income tax assets as of December 31, 2001 of $3,700,000 as a result of net operating losses, have been fully offset by valuation allowances. The valuation allowances have been established equal to the full amounts of the deferred tax assets, as the Company is not assured that it is more likely than not that these benefits will be realized.

         A reconciliation of the statutory U.S. Federal rate and effective rates is as follows:

                                                                   Years ended December 31,
                                                                 ------------------------------
                                                                      2001            2000
                                                                 ---------------- -------------
           Tax Benefit Computed at Statutory Rates                         (35%)         (35%)
           Income Tax Benefit Not Utilized                                   35%           35%
                                                                 ---------------- -------------
           Net Income Tax Benefit                                       -              -
                                                                 ================ =============

7.       COMMITMENTS AND CONTINGENCIES

         A. The Company has contracted with the Aids Research Alliance to perform clinical testing required pursuant to the Company's efforts to secure FDA approval for Anticort. Approximately $589,000 of the $700,000 amended contract was paid as of December 31, 2001.

         B. The Company leases various facilities under operating lease agreements expiring through April 2002. The facilities lease agreements provide for a base monthly payment of $2,620 per month. Rent expense for the year ended December 31, 2001 was $38,735. Future minimum annual lease payments under the facilities lease agreements for 2002 are $11,116.

         C. On June 8, 2001 the Company signed a seven year research collaboration and licensing agreement with Georgetown University ("Georgetown"). The agreement commenced July 1, 2001 and terminates June 30, 2008. As consideration for Georgetown's performance under this Agreement the Company shall pay Georgetown $650,000 per year in quarterly installments commencing with the quarter ended September 30, 2001. As of December 31, 2001 the Company has incurred costs of $325,000 which has been recorded as research and development expense in the Company's financial statements.

         D. The Company has entered into employment agreements with three officers. Two agreements started January 1, 2001 and the third commenced April 1, 2001. Two agreements are for five years and one agreement is for two years with annual compensation $780,000 with an annual increase not less than 5% per year. Each officer at his option can receive payment in company common stock calculated at the lowest closing price of the stock quoted for the period for which the salary has been earned divided by the current discount rate for restricted stock offered by the Company.

             Each officer is entitled to a bonus payable in ten year warrants based on a calculation of the Company's market capitalization. In addition each officer is guaranteed annual incentive stock options of the greater of 250,000 or percentage of the issued and outstanding shares on the anniversary date of the agreement. The percentage ranges from 1% to 4%. Such options vest 25% each quarter and are priced at the lowest closing price of the Company's common stock in the quarter preceding the grant. The options terminate after ten years.

8.         LITIGATION

         The following summarizes certain litigation, which may or may not be material to the Company, is subject to change and continuing events, and was disclosed to a certain extent in prior reports of the Company.

         In November, 2001, the company (Samaritan) was granted a summary judgment, and granted a release of, and collected a $100,000 bond plus other damages, in a lawsuit that was filed in June 2000 against the company in District Court, Clark County, Nevada, Case No. A420721. The principal allegations in the lawsuit concerned the issuance of shares to members of the board of directors and officers as compensation for services rendered.

         To date, the company has initiated steps to collect the other awarded damages against the plaintiffs, including a Debtor's deposition of Alfred T. Sapse in which he asserted the Fifth Amendment. The Fifth Amendment provides that a person shall not be compelled to be a witness against himself for criminal activities. The company plans to file a contempt order against Alfred T. Sapse and the plaintiffs have filed for an appeal in Nevada Supreme Court.

         In a separate proceeding, on October 3, 2000, the company (Samaritan) filed a lawsuit against Alfred Sapse, Cortisol Medical Research, Inc. and Renee Sapse, to remedy an alleged self dealing transaction for 594,352 shares plus a fraud transaction initiated by Alfred Sapse and Cortisol Medical Research for 5 million shares. The company (Samaritan) alleged Alfred Sapse improperly caused the issuance of shares, thus resulting in unfair dilution of its shareholder's value. The court authorized Alfred Sapse to sell an allotted amount of shares to pay his legal bills and personal expenses until a decision can be reached at trial. The company is seeking to recover 5,000,000 shares which were issued based upon Alfred Sapse's false representations of ownership of the Anticort(TM) technology and the transfer of rights to the Anticort(TM) technology in exchange for these 5,000,000 Company shares. In 2000, the Company bought the rights and patent to Anticort(TM) from its rightful owner to protect our shareholder value and FDA trials.

9.       FUSION TRANSACTION

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

         At such time as Fusion Capital purchases $10,000,000 of the Company's common stock, the Company, at its discretion, may elect to enter into an additional $10,000,000 common stock purchase agreement. This amount may be increased or decreased by us. The selling price per share is equal to the lowest of (a) the lowest sale price of our common stock on the day of submission of a purchase notice by Fusion Capital; or (b) the average of the three lowest closing sale prices of our common stock during the 15 trading days prior to the date of submission of a purchase notice by Fusion Capital; or (c) $20.00. As of January, 2002, the Company elected to enter into such additional $10,000,000 for a total of $20,000,000.

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

         In connection with this agreement, the Company agreed to pay to consultants 200,000 warrants exercisable for the Company's common stock. The warrants were issuable upon the initial funding by Fusion.

         During the year ended December 31, 2001 pursuant to the agreement, Fusion purchased 2,138,300 shares for $559,651. At December 31, 2001, Fusion had advanced funds additional funds of $78,598 to be repaid through additional issuances subsequent to year end. The amount advanced is reflected as short-term borrowings in the accompanying financial statements.

10.      RISKS AND UNCERTAINTIES

         Marketability of the product is dependent, among other things, upon securing additional capital to successfully complete the clinical testing of the product, securing FDA approval, and procurement of viable patents.

11.      EXTRAORDINARY ITEM

         The extraordinary gain of $137,780 represents gain on settlement of debt.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures


None.

                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the directors, executive officers and other significant employees of the Company, their ages, and all offices and positions with the Company. Officers and other employees serve at the will of the Board of Directors.

Class I
(Term Expires 2004)

Name of Director                Age     Term Served   Positions with Company

Dr. Janet Greeson               57      October 1997  CEO, Chairman, President
Paul Burkett                    80      October 1997  Director, Audit Committee
Welter Holden                   71      October 1997  Director, Compensation
                                                      Committee

Class II
(Term Expires 2003)

Name of Director                Age     Term Served   Positions with Company

Eugene Boyle                    36      June 2000     Director, CFO, COO
Brian Sullivan                  49      March 2001    Director, Compensation
                                                      Committee
Cynthia Thompson                41      March 1999    Director, Compensation
                                                      and Audit Committee

Class III
(Term Expires 2002)

Name of Director                Age     Term Served   Positions with Company

Douglas Bessert                 44      March 2001    Director, Vice President,
                                                      Secretary
H. Thomas Winn                  61      March 1999    Director, Audit Committee
Dr, Vassilios Papadopoulos      40      March 2001    Director, Chief Scientific
                                                      Officer (CSO)


Business Experience of Director

Class I Directors

       Dr. Janet Greeson, Chairman of the Board, CEO,President and a Co-Founder, has spearheaded the majority of the financing for the company since its inception and led the efforts that resulted in the recent Georgetown University collaboration. She is also a co- inventor in Samaritan's first patent application, under the Georgetown University collaboration, for an Alzheimer's drug. Dr. Greeson's strong leadership, business acumen, negotiation skills and knowledge of public markets has been key to Samaritan's growth.

In the past, Dr. Greeson, a seasoned healthcare professional with over two decades of corporate experience, focused on emerging growth, mergers and acquisitions. She is a renowned public speaker and the best selling author of "It's Not What You Are Eating, It's What's Eating You." Her past guest appearances on numerous radio and TV Talk shows has positioned her to open doors to TV Producers to tell the Samaritan story in a concise and professional manner. Dr. Greeson developed "Psychiatric Hospital Programs" for the US Navy and went on to develop, grow and sell her privately held "Psychiatric Hospital Units" to Columbia/HCA (NYSE:HCA).

Dr. Greeson has an eclectic past, once working with Mother Theresa, and was privileged to be the U.S. Congressional Nominee for the State of Nevada in 1994, winning the primary without spending a dollar to campaign. Dr. Greeson currently serves on the Board of Restaurant Connections International, Inc., a company with approximately 20 licensed Pizza Huts in Brazil, on the Board of Service Interactive, Inc., a Business to Business Equipment Service Company and on the Board of Intuitive Solutions, Inc., a Financial Consulting company.

      Welter "Budd" Holden is a co-founder and has been a Board Director since October 31, 1997, the company's date of inception. Mr. Holden assisted the Company in recruiting and networking patients for clinical trials. He is a well known designer who has consulted with the rich and famous throughout his whole life. He is a renowned networker and has presented Samaritan to many of his past clients, including principals of pharmaceutical companies. Although for the past five years Mr. Holden has been an independent consultant providing architectural and interior design advice, he spends at least half of his time trying to further the company. Mr. Holden is the Chairman of our Business Advisory Board. He received his BA in architectural and interior design from the Pratt Institute.

     Paul J. Burkett is a co-founder and has been a Board Director since October 31, 1997, the company's date of inception. Since 1996 Mr. Burkett has worked in independent mining and real estate ventures. Mr. Burkett has served as a member of the Board of Directors of Aaminex Capital Corporation, a company holding inactive mining properties in Nevada and equity in Nevada Gold and Casinos, Inc. Since 1993, Mr. Burkett has been a Vice-President and a Director of Nevada Gold and Casinos, Inc., (AMEX:UWN) a gaming and real estate development firm. Since March 1998, Mr. Burkett has been the President of Goldfield Resources, a wholly owned subsidiary of Nevada Gold and Casinos that owns approximately 500 inactive mining claims.

      Class II Directors

      Mr. Eugene Boyle has been our Chief Financial Officer, Chief Operations Officer, and a Director since June, 2000. Mr. Boyle received a BSE in Computer Engineering and Applied Mathematics from Tulane University, served in the US Navy as a Lt. during the Gulf War and then returned to graduate school to earn his MBA from Babson College. From 1993 to 1994, Mr. Boyle was employed by Columbia/HCA (NYSE:HCA) as its Chief Operations Officer for the southeast region and also assisted with mergers and acquisitions of numerous hospitals. He also serves on the Advisory Board of Nevada Gold and Casinos (AMEX:UWN) and the Advisory Board of Service Interactive, Inc., a Business to Business Service company. Mr. Boyle is a Charted Financial Analyst candidate, has passed the series 7 and 63 securities brokerage registered representative exams, although he is not a practicing representative.

      Mr. Brian Sullivan has been a working Director since April 2001 and is totally committed to Samaritan. He is passionate about Samaritan and facilitates all of the public relations strategy for the company. He administrates Samaritan's Research Laboratory at Georgetown University in Washington, DC and has been an incredible asset to the company aligning us with HIV activist groups, Aging Institutes and various governmental agencies. Also, Mr. Sullivan has been instrumental in using his acumen for relationships to present the company to many high net worth private investors. In the past, from 1982 to 1996, Mr. Sullivan served as Director of Pratesi of Beverly Hills, where he was responsible for negotiating a relationship with Neiman-Marcus, starting new franchises, and opening new stores. From 1996 through 1997, Mr. Sullivan was Director of Antiques at Charles Pollack, in Los Angeles, increasing sales by over $1M in one year. Mr. Sullivan has a BA in Psychology and English from the University of Massachusetts at Amherst, and a Masters in Victorian Philosophy from the University of Hall in England.

      Ms. Cynthia C. Thompson has been a Director since March 31, 1999 and heads the Compensation Committee since April 2001. Ms. Thompson is the founder and Chief Executive Officer, since May 1998, of Service Interactive, Inc., which services food and beverage original equipment manufacturers and food service vendors nationwide. In May 1998, Ms. Thompson founded Intuitive Solutions International, Inc., a Houston, Texas firm engaged in capital formation and operations management consulting, where she serves as the President. From May 1987 to May 1993 Ms. Thompson was a representative at E.F. Hutton/Shearson Lehman Brothers in the Regional Institutional Group assisting with bank and institutional accounts. From May 1993 to May 1994, she was a corporate accounts representative with Oppenheimer & Company, Inc., and from May 1994 to May 1998, she was the Director, Corporate Finance Department, of D.E. Frey & Company, Inc., a brokerage firm.

      Class III Directors

      Mr. Doug Bessert, Vice President of Investor Relations and Corporate Secretary, has been a Director since March 2001. Mr. Bessert has an extensive network of contacts which provides an active basis for Samaritan's ability to raise private capital. Mr. Bessert received his BS in Marketing from the University of Wyoming. Mr. Bessert has over 20 years of financial and investor relationship experience, with an emphasis in small entrepreneurial companies. Mr. Bessert devotes the majority of his time to the affairs of Samaritan's shareholders. Prior to joining Samaritan, he served as a Branch Manager at a stock brokerage firm in charge of nine other brokers, handling all compliance and investor problems for the office. Mr. Bessert was the Founder and CFO of Thorofare Resources Inc., a regional Oil and Gas company with production and employees in 8 states. He also was a Financial Consultant that managed portfolios for over 230 clients managing in excess of 43 million in assets. During his tenure as a financial consultant, he was heavily involved in a leveraged buyout, raising private capital, and acquisitions of many entities.

      Dr. Vassilios Papadopoulos, D.Pharm., Ph.D., is head of the Division of Hormone Research and professor of Cell Biology, Pharmacology & Neuroscience at Georgetown University Medical Center. He was appointed Senior Scientific Advisor in June of 2000 followed by being appointed Chief Scientific Officer in April 2001. Dr. Papadopoulos and his group of scientists originally assisted Samaritan with work on using Anticort(TM)to control stress-induced cortisol production by the human adrenal cells. Dr. Papadopoulos has over eighteen years of experience and over 130 peer review article publications in the Biopharmaceutical field and numerous patents in the field of cholesterol chemistry.

Dr. Papadopoulos' previous achievements include: Gold Medal from the City of Athens for Outstanding Performance in Secondary Education; Sandoz Award, Endocrine Society of Australia (1988); James Shannon Director's Award from NIDDK, NIH (1991-1993); Research Career Development Award, NICHD, NIH (1993-1998). Member, Environmental Health Sciences Review Committee, NIEHS, NIH (1999-2003) Ad Hoc Reviewer for NICHD Program Projects Study Section, NIH
(1991), NIEHS Program Projects Study Section, NIH (1995), Reproductive Biology Study Section, NIH (1996,1998), NIDDK Review Committee (2000), National Science Foundation (1991-1998), National Research Foundation of Switzerland (1992,1998), Israel Science Foundation (1993-2000), U.S.-Israel Binational Science Foundation (1996,1997), Department of Veterans Affairs (1996), Australian Research Council (1997,1998,2000), National Health and Medical Research Council of Australia
(1999), Alzheimer's Association (1999,2000).

      Mr. H. Thomas Winn has served as a Director since March 31, 1999 and heads the Audit Committee since April 2001. Presently, Mr. Winn serves as the Chairman, CEO, President and a Director of Nevada Gold & Casinos, Inc., (AMEX:UWN) a gaming and real estate development firm, since January 1994. He has also served as Chairman and President of Aaminex Capital Corporation, a consulting and venture capital firm since 1983.


No Director or executive officer of the Company has any family relationships with any other director or executive officer of the Company, except that Mr. Boyle is the son of Dr. Greeson.

The Company has formed, by determination of the Board of Directors, an Audit Committee with Director Winn as Chairman, a Compensation Committee with Director Thompson as Chairman, a Business Advisory Board with Director Holden as Chairman and a Scientific Advisory Board with Director Papadopoulos as Chairman.

ITEM 10 EXECUTIVE COMPENSATION.

            The following tables and notes present information concerning compensation to the Company's Chief Executive Officer and to the Company's most-highly compensated executive officers other than the Company's Chief Executive Officer who were serving at December 31, 2001

                                         Summary Compensation Table

                                                                             Long Term Compensation
                                    Annual Compensation                             Awards
---------------------------- -------- -------------- ------------- --------------------- ---------------------
Name and Principle Position   Year     Salary ($)      Accrual       Restricted Stock         Securities
                                                      Salary ($)      Awards ($)(3)       Underlying Options
                                                                                                 (#)
---------------------------- -------- -------------- ------------- --------------------- ---------------------
Janet Greeson,               2001       $101,600       $106,083          $152,317             1,532,208
Chairman, CEO, and           2000       $ 30,000       $330,000            $-0-               1,779,686
President (1)(2)             1999       $ 60,000        20,000           $130,000                -0-

Eugene Boyle, CFO, COO       2001        $62,072       $39,463           $138,465              766,105
(1) (2)                      2000         $-0-         $182,000            $-0-                479,146

Doug Bessert, VP  (1)        2001        $20,000        $2,083           $82,917               483,052

Vassilios Papadopoulos,      2001       $ 20,000       $60,000             -0-                 250,000
Ph.D. CSO (3)


(1) Executive was engaged by the Company pursuant to an oral agreement for Year 2001. In the forth quarter of 2001, the company engaged the executive pursuant to a written agreement.

(2) Executive was engaged by the Company pursuant to an oral agreement for Year 2000. In the first quarter of 2002, the company amended the engagement agreement in footnote (1) to reflect compensation for 2000.

(3) Executive is employed and receives compensation from Georgetown University, whom the company has a collaboration agreement for research and development.

                                     Option Grants in Last Fiscal Year

                                             Individual Grants
------------------------------ ------------ ----------------- -------------- -------------- ----------------
            Name                Value of       Number of       % of Total      Exercise     Expiration Date
                               Options at      Securities        Options
                               the End of      Underlying      Granted to     Base Price
                               the Fiscal   Options Granted   Employees in      ($/Sh)
                                  Year           (#)(1)        Fiscal Year
------------------------------ ------------ ----------------- -------------- -------------- ----------------
Janet                             -$0-         1,532,208           50%           $0.15         12/31/11
Greeson (1)(4)

Eugene                            -$0-          766,105            25%           $0.15         12/31/11
Boyle (1)(4)

Doug                              -$0-          383,052            13%           $0.15         12/31/11
Bessert (1)(4)

Doug                              -$0-          100,000            3%            $0.15         12/31/08
Bessert (2)(4)

Vassilios Papadopoulos(3)(4)      -$0-          250,000            8%            $0.10         12/31/11


(1) In determining the exercise base price of the options, the company used a formula prescribed via the executive's contract, which was higher than the value of the underlying restricted security set by the board on the date of grant. All options were granted with a "cashless exercise" feature, a "reload" feature, "piggyback registration" rights and/or "tax deferred" feature.

(2) The executive was granted 100,000 options as a signing bonus via his employment contract. In determining the exercise base price of the underlying options, the company used a formula prescribed in the executive's contract which was higher than the value of the underlying restricted security set by the board on the date of grant. The options granted have a "cashless exercise" feature.

(3) In determining the exercise base price, the company used the value of the underlying restricted security set by the board on the date of grant.

(4) All options were out-of-the money, i.e., had no value as of December 31, 2001 and no options were exercised during the fiscal year

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

TRUST AGREEMENTS

The company has entered into trust agreements and appointed trustees that are non directors or officers providing for the payment out of the assets of the trusts accrued under the company's various benefit plans, employment agreements and other employment arrangements as the company specify from time to time. To the extent not already irrevocable, the trusts would become irrevocable upon a change of control of Samaritan Pharmaceuticals. The company may make contributions to the trusts from time to time, and additional funding could be required upon a change of control. To the extent funded, the trusts are to be used, subject to their terms and to the claims of the company's general creditors in specified circumstances, to make payments under the terms of the benefit plans, employment agreements and other employment arrangements from time to time specified by the company.

INDEMNIFICATION AGREEMENTS

The company has entered into indemnification agreements with each of its directors and officers, indemnifying them against expenses, settlements, judgments and fines incurred in connection with any threatened, pending or completed action, suit, arbitration or proceeding, where the individual's involvement is by reason of the fact that he or she is or was a director or officer or served at our request as a director of another organization (except that indemnification is not provided against judgments and fines in a derivative suit unless permitted by Nevada law.) An individual may not be indemnified if he or she is found not to have acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of Samaritan Pharmaceuticals, except to the extent Nevada law shall permit broader contractual indemnification. The indemnification agreements provide procedures, presumptions and remedies designed to substantially strengthen the indemnity rights beyond those provided by Samaritan Pharmaceutical's Certificate of Incorporation and by Nevada law.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2002, by all persons known by us to own beneficially 5% or more of the outstanding shares of our common stock, each director, and all executive officers and Directors as a group:


          Security Ownership of Certain Beneficial Owners and Management


Name and Address of Beneficial Owner      Amount and Nature of    Percent of
                                            Beneficial Owner       Class(4)


Welter Holden                                   350,250               .9%
P.O. Box 211
144 Gallows Lane
Litchfield CT 06759
(2)

Dr. Janet Greeson                              1,732,210             4.5%
Suite 310
101 Convention Center Drive
Las Vegas, NV 89109
(1)(2)

Paul Burkett                                    353,500               .9%
4518 Whitset
Studio City, CA 91604
(2)

Cynthia Thompson                                284,000               .7%
3040 Post Oak Blvd. #696
Houston, TX 77056
(2)

H. Thomas Winn                                  175,000               .4
3040 Post Oak Blvd #675
Houston TX 77056
(2)

Eugene Boyle                                  2,160,355             5.6%
Suite 310
101 Convention Center Drive
Las Vegas NV 89109
(1)(2)

Brian Sullivan                                 853,250              2.2%
P.O. Box 211
144 Gallows Lane
Litchfield CT 06759
(2)

Dr. Vassilios Papadopoulos                     500,000               1.2%
Georgetown University
Samaritan Research Lab
Medical Building, SE 111
3900 Reservoir Road, NW
Washington, D.C. 20007
(1)(2)

Douglas Bessert                                 437,289              1.1%
Suite 310
101 Convention Center Dr.,
Las Vegas, NV 89109
(1)(2)
            (Group)                           2,348,400              6.1%
Cortisol Medical Research, Alfred Sapse, &
Renee Sapse 3525 Leor Court Las Vegas, NV
89121
(3)

All Officer and Directors as a Group of (9)   6,595,854             17.2%
persons


(1) Includes shares of common stock which each of the following directors and executive officers had the right to acquire on December 31, 2001 or within sixty
(60) days thereafter through the exercise of options: Dr. Janet Greeson (1,532,210), Dr. Vassilios Papadopoulos (500,000), Mr. Eugene Boyle (766,105), Mr. Doug Bessert (437,289). Excludes vested deferred shares payable in shares held in trust by the company.

(2)  Officer and/or Director.

(3) There shares are subject to a dispute by the company. See, "Legal Proceedings."

(4) Calculated on the basis of 38,305,251 shares of Common Stock issued and outstanding and percentages are rounded and so are approximates.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

EMPLOYMENT AGREEMENTS

Dr. Greeson, Mr. Boyle, and Mr. Bessert have employment arrangements with Samaritan Pharmaceuticals, Inc., including a non-compete clause during the term of their employment. In each case, the executive is entitled to base salary and stock options based on a formula not to be less 250,000 options per year. The executive is also entitled to convert his salary into shares of the company based on the formula for the company's security. See "Executive Compensation" for amounts of base salary and stock options for each executive. The executive is also allowed to participate in all of Samaritan Pharmaceutical's benefit programs, if the company offers the programs to any other employee.

If executive terminates by reason of death, disability, incapacity or termination by Samaritan Pharmaceuticals other than for cause, the executive will be entitled to continuation of base salary and health and similar benefits for defined periods, payment of stock options and deferred compensation awards.

In the event of a change of control, the executive would also vest in his or her options. The executive would also no longer be subject to non-competition undertakings. If a change of control were followed by termination of employment resulting from a change of control termination, in lieu of the severance benefits described above, the executive would be entitled to receive a payment equal to three times base salary and yearly options. For up to three years following termination Samaritan Pharmaceuticals would also be obligated to provide continued health and other insurance and disability benefits. We would also be obligated to pay all legal fees and expenses reasonably incurred by the executive in seeking enforcement of contractual rights following a change of control. If change of control payments and benefits to any of Dr. Greeson, Mr. Boyle, and/or Mr. Bessert were sufficient to result in an excise tax under the so-called "golden parachute" provisions of the Code, we would be obligated to pay the executive a tax gross-up payment. All three executives are also award options based on increases in market capitalization starting with the market capitalization of $12,500,000.

In addition to the salary and other benefits described above, Mr. Bessert was awarded 100,000 options at $1.00 on restricted stock that were vested as the signing of his employment contract.

Dr. Papadopoulos has an engagement agreement with Samaritan Pharmaceuticals, Inc., which does not prohibit Dr. Papadopoulos from being employed by other entities. Dr. Papadopoulos has disclosed that he receives payments and benefits from other entities including Georgetown University. He is compensated on a monthly bases, which he has the option to convert his compensation into shares plus he receives 250,000 warrants per year for the life of the contract.

Mr. Burkett, Mr. Winn, and Mr. Holden received 100,000 shares on December 31, 2001 for their past services as members of the Board of Directors. Ms. Thompson received 200,000 shares on December 31, 2001 for her past services as a member of the Board of Directors.

Intuitive Solutions, which is primarily controlled by Cynthia Thompson, performed consultant services and incurred out of pocket expenses for the company in 2001 which totaled $37,575, which she converted into shares in the first quarter of 2002.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENT SCHEDULES

The Financial Statements filed as part of this report are listed and indexed at Page F-1.

(b)  REPORTS ON FORM 8-K

Samaritan Pharmaceuticals did not file any Current Reports on Form 8-K during the fourth quarter of fiscal 2001.

(c)  EXHIBITS

Listed below are all exhibits filed as part of this report. Some exhibits are filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibits
No.                      Description
----------------------------------------------------------------------
2.1   Agreement and Plan of Reorganization*
3.1   Articles of Incorporation, as amended*
3.2   By-Laws (adopted March, 2001)
4.1   Form of common stock certificate*
4.2   1997 Stock Option Plan*
4.3   2001 Stock Option Plan
10.1 License Agreement between Cortisol Medical Research, Inc., and Steroidogenesis Inhibitors, Inc., dated September 6, 1994*
10.2 Exclusive Licensing Agreement between Steroidogenesis Inhibitors, Inc., and Steroidogenesis Inhibitors Canada, dated February 10, 1996*
10.5 Agreement between AIDS Research Alliance Agreement and the Company dated March 5, 1999*
10.6 Assignment between Alfred T. Sapse, M.D., and Steroidogenesis Inhibitors International dated July 15, 1999*
10.7 Assignment between Steroidogenesis Inhibitors, Inc., and the Company dated July 15, 1999*
10.8 Common Stock Purchase Agreement between Company and Fusion Capital Fund II, LLC., dated November 2, 2000**
10.9 Form of Registration Rights Agreement between Company and Fusion Capital Fund II, LLC.**
21    List of Subsidiaries**

---------------
* Incorporated by reference to the Company's SEC Form 10-SB filing, including any amendments, on file with the Commission. * * Incorporated by reference to the Company's SEC Form SB-2 filing, including any amendments, on file with the Commission.

                                   SIGNATURES

In accordance with Section 13 OR 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SAMARITAN PHARMACEUTICAL, INC


Dated: April 15, 2002         By: /s/ Janet Greeson, Ph.D.
                                ---------------------------------
                                Janet Greeson, Ph.D.
                                President
                                Chief Executive Officer, Chairman

Dated: April 15, 2002         By: /s/ Eugene Boyle
                                -------------------------------------
                                 Eugene Boyle,
                                 Chief Financial Officer, Director

Dated: April 15, 2002         By: /s/ Doug Bessert
                                  -------------------------------------
                                  Doug Bessert
                                  Executive Vice President, Director

Dated: April 15, 2002         By: /s/ Vassilios Papadopoulos, Ph.D.
                                 ------------------------------
                                  Vassilios Papadopoulos, Ph.D.
                                  Chief Scientific Officer, Director

Dated: April 15, 2002         By: /s/ H. Thomas Winn
                                 --------------------------------
                                 H. Thomas Winn
                                 Director