Form 10QSB
period 2002-03-31
SAMARITAN PHARMACEUTICALS INC
filed 2002-05-15
CIK 1057377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                   Form 10-QSB
(Mark One)
   _X_     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                   For the fiscal quarter ended March 31, 2002
                                       Or
           TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

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

                                 (702) 735-7001
                            Issuer's telephone number

                                       N/A
 (Former name, former address and former fiscal year, if changed since last report)

The company had 43,873,604 shares issued and outstanding of the Common Stock issued as of March 31, 2002.

     Transitional Small Business Disclosure Format (Check one): Yes___ No X

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 2002


                                TABLE OF CONTENTS



Consolidated, Interim Balance Sheet as of
   March 31, 2002 (Unaudited)                                                3

Consolidated Interim Statements of Operations for the
   period from Inception (September 5, 1994)
   to March 31, 2002, and for the Three Months Ended
   March 31, 2002 and 2001 (Unaudited).                                      4

Consolidated Interim Statements of Stockholders' Equity
   (Deficit) for the period from Inception (September 5, 1994)
   to March 31, 2002 (Unaudited).                                            5

Consolidated Interim Statements of Cash Flows for the period from Inception (September 5, 1994) to March 31, 2002 and
   for the Three Months Ended March 31, 2002 and 2001
   (Unaudited).                                                              6

   Notes to Interim Financial Statements.                                    7

Item 2.  Management's Discussion and Analysis of Plan of Operations        8-12

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                           13-14

     Item 6.  Exhibits and Reports on Form 8-K                              15

Signatures                                                                  16

                         SAMARITAN PHARMACEUTICALS, INC.
            (FORMERLY STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED, BALANCE SHEET
                                   (UNAUDITED)
                                 March 31, 2002

                                     ASSETS

CURRENT ASSETS:
  Cash                                                      $           210,675
  Prepaid expense                                                         4,333
                                                              ------------------
TOTAL CURRENT ASSETS                                                    215,008
                                                              ------------------
PROPERTY AND EQUIPMENT                                                   27,434

OTHER ASSETS:
  Offering costs                                                          2,284
  Patent registration costs                                             219,085
  Purchased  technology rights                                           60,843
  Deposits                                                               15,720
                                                              ------------------
TOTAL CURRENT LIABILITIES                                               297,932
                                                              ------------------
TOTAL ASSETS                                                $           540,374
                                                              ==================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                          $           400,857
  Accrued expenses                                                      706,630
  Common stock to be issued                                              28,000
  Short-term borrowings                                                 265,251
                                                              ------------------
TOTAL CURRENT LIABILITIES                                             1,400,738
                                                              ------------------
DEFERRED REVENUE                                                        250,000
                                                              ------------------

STOCKHOLDERS'  DEFICIT:
Common stock, 100,000,000 shares authorized at $.001
     par value,  43,873,604 issued and outstanding                       43,874
Additional paid-in capital                                           13,656,812
Deferred compensation                                                  (371,277)
Accumulated deficit                                                 (14,439,773)
                                                              ------------------
TOTAL STOCKHOLDERS' DEFICIT                                          (1,110,364)
                                                              ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $           540,374
                                                              ==================






    See accompanying notes to the consolidated, interim financial statements
                                  (unaudited).

                         SAMARITAN PHARMACEUTICALS, INC.
            (FORMERLY STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED, INTERIM STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
        FROM INCEPTION (SEPTEMBER 5, 1994), AND FOR THE FOR THREE MONTHS
                          ENDED MARCH 31, 2002 AND 2001




                                                         From                    For the Three Months
                                                        Inception                        Ended
                                                     September 5, 1994                  March 31,
                                                           To             ----------------------------------
                                                     March 31, 2002            2001              2000
                                                    ------------------    ---------------   ----------------

REVENUES:                                         $            50,000   $              -  $               -
                                                    ------------------    ---------------   ----------------
EXPENSES:

Research and development                                    2,965,107            161,014            128,883
Interest, net                                                  29,734              6,369                  -
General and administrative                                 10,927,226            406,569            536,300
Depreciation and amortization                                 705,486            129,029              5,270
                                                    ------------------    ---------------   ----------------
                                                           14,627,553            702,981            670,453
                                                    ------------------    ---------------   ----------------
INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM                                        (14,577,553)          (702,981)          (670,453)

Extraordinary item                                            137,780                  -                  -
                                                    ------------------    ---------------   ----------------
NET INCOME (LOSS)                                 $       (14,439,773)  $       (702,981) $        (670,453)
                                                    ==================    ===============   ================
Loss per share-basic & diluted:

Before extraordinary item                         $             (1.16)  $          (0.02) $           (0.03)

Extraordinary item                                               0.01                  -                  -
                                                    ------------------    ---------------   ----------------
Loss per share                                    $             (1.15)  $          (0.02) $           (0.03)
                                                    ==================    ===============   ================

Weighted average number of shares outstanding:

                              Basic and diluted            12,577,795         40,527,334         21,788,521
                                                    ==================    ===============   ================




 See accompanying notes to the consolidated, interim financial statements
                                   (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.
            (FORMERLY STEROIDOGENESIS INHIBITORS INTERNATIONS, INC.)
                          (A DEVELOPMENT STATE COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT


             FROM INCEPTION (SEPTEMBER 5, 1994) TO DECEMBER 31, 2001


                                      Number    Par Value  Reserved     Additional                                          Total
                                        of       Common       for        Paid in                 Deferred  Accumulated Shareholders'
                                     Shares      Stock     Conversion    Capital     Warrants   Compensation   Deficit    Deficit
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
Inception at September 5, 1994             -  $       -  $         -  $         - $        -  $        - $          -   $         -

Shares issued for cash, net of
 offering costs                    6,085,386        609            -      635,481          -           -            -       636,090
Warrants issued for cash                   -          -            -            -      5,000           -            -         5,000
Shares issued as compensation
 for services                        714,500         71            -    1,428,929          -           -            -     1,429,000

Net loss                                   -          -            -            -          -           -    (2,152,843)  (2,152,843)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
December 31, 1996                  6,799,886        680            -    2,064,410      5,000           -    (2,152,843)     (82,753)

Issuance of stock, prior to
 acquisition                         206,350         21            -      371,134          -           -            -       371,155
Acquisition of subsidiary for
 stock                             1,503,000        150            -       46,545          -           -            -        46,695


Shares of parent redeemed,
 par value $.001                  (8,509,236)      (851)           -          851          -           -            -             -
Shares of public subsidiary
 issued, par value $.001           7,689,690      7,690          820       (8,510)         -           -            -             -

Net loss                                   -          -            -            -          -           -     (979,635)     (979,635)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------

December 31, 1997                  7,689,690      7,690          820    2,474,430      5,000           -    (3,132,478)    (644,538)

Conversion of parent's shares        696,022        696         (696)           -          -           -            -             -
Shares issued for cash, net of
 offering costs                      693,500        694            -      605,185          -           -            -       605,879
Shares issued in cancellation
 of debt                             525,000        525            -      524,475          -           -            -       525,000
Shares issued as compensation        400,000        400            -      349,600          -           -            -       350,000

Net loss                                   -          -            -            -          -           -    (1,009,945)  (1,009,945)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
December 31, 1998                 10,004,212     10,005          124    3,953,690      5,000           -    (4,142,423)    (173,604)

Conversion of parent's shares         13,000         13          (13)           -          -           -            -             -
Shares issued in cancellation
 of debt                              30,000         30            -       29,970          -           -            -        30,000
Shares issued for cash, net
 of offering costs                    45,000         45            -       41,367          -           -            -        41,412
Shares issued as compensation      3,569,250      3,569            -      462,113          -           -            -       465,682
Detachable warrants issued                 -          -            -            -    152,125           -            -       152,125
Detachable warrants exercised        100,000        100            -      148,900   (149,000)          -            -             -
Debentures converted to stock      1,682,447      1,682            -      640,438          -           -            -       642,120

Net loss                                   -          -            -            -          -           -    (1,671,255)  (1,671,255)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------

December 31, 1999                 15,443,909     15,444          111    5,276,478      8,125           -    (5,813,678)    (513,520)

                                       5A

Conversion of parent's shares        128,954        129         (111)         (18)         -           -            -             -
Shares issued for cash, net
 of offering costs                 1,575,192      1,575            -      858,460          -           -            -       860,035
Shares issued in cancellation
 of debt                             875,000        875            -      660,919          -           -            -       661,794
Shares issued in cancellation
 of accounts payable                 100,000        100            -       31,165          -           -            -        31,265
Shares issued as compensation      3,372,945      3,373            -    2,555,094          -    (759,560)           -     1,798,907
Warrants exercised                    38,807         39            -        3,086     (3,125)          -            -             -
Warrants expired                           -          -            -        5,000     (5,000)          -            -             -

Net loss                                   -          -            -            -          -           -    (3,843,308)  (3,843,308)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------

December 31, 2000                 21,534,807     21,535            -    9,390,184          -    (759,560)   (9,656,986)  (1,004,827)

Shares issued for cash, net
 of offering costs                 6,497,088      6,497            -    1,257,758          -           -            -     1,264,255
Shares issued as compensation      9,162,197      9,162            -    1,558,599          -    (230,512)           -     1,337,249
Shares issued on previously
 purchased shares                    342,607        342            -      188,208          -           -            -       188,550
Shares issued in cancellation
 of accounts payable                 200,000        200            -       68,880          -           -            -        69,080
Amortization of deferred
 compensation                              -          -            -            -          -     495,036            -       495,036
Stock options issued for services          -          -            -      439,544          -           -            -       439,544

Net loss                                   -          -            -            -          -           -    (4,079,806)  (4,079,806)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
December 31, 2001                 37,736,699  $  37,736  $         -  $12,903,173 $        -  $ (495,036) $ (13,736,79) $(1,290,919)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------

Shares issued for cash, net
 of offering costs                 3,160,000      3,160            -      311,339          -           -            -       314,499
Shares issued as compensation        420,483        421            -       65,132          -           -            -        65,553
Shares issued on previously
 purchased shares                     50,000         50            -        4,950          -           -            -         5,000
Shares issued in cancellation
 of accounts payable               1,036,422      1,037            -      160,539          -           -            -       161,576
Amortization of deferred
 compensation                              -          -            -            -          -     123,759            -       123,759
Shares issued in cancellation of
 debt                              1,470,000      1,470            -      211,679          -           -            -       213,149

Net loss                                   -          -            -            -          -           -     (702,981)     (702,981)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
March 31, 2002                    43,873,604  $  43,874  $         -  $13,656,812 $        -  $ (371,277)$(14,439,773)  $(1,110,364)
                                  ===========   ========   ==========   ========== =========== ============ ===========  ===========


    See accompanying notes to the consolidated, interim financial statements
                                  (unaudited).

                         SAMARITAN PHARMACEUTICALS, INC.
            (FORMERLY STEROIDOGENESIS INHIBITORS INTERNATIONAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
           FROM INCEPTION (SEPTEMBER 5, 1994) AND FOR THE THREE MONTHS
                          ENDED MARCH 31, 2002 AND 2001

                                                                           From                  For the Three Months
                                                                         Inception                      Ended
                                                                    September 5, 1994                  March 31,
                                                                             To           ----------------------------------
                                                                      March 31, 2002            2001              2000
                                                                    ------------------    ---------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                    $          (14,439,773)  $        (702,981)  $        (670,453)
Adjustments to reconcile net loss to net cash used in
    operating activities:
               Depreciation and amortization                               704,556             129,028               5,270
               Expenses paid through issuance of stock                   5,492,891              65,553              62,752
               Stock options issued for service                            439,544                   -                   -
(Increase) decrease in assets:
               Notes receivable-related party                                    -                   -                   -
               Prepaids and other current assets                           (19,858)             13,667                   -
Increase (decrease) in liabilities:
               Deferred revenue                                            250,000                   -                   -
               Accounts payable and accrued expenses                     1,424,201             (89,959)             81,137
                                                              ---------------------    ----------------    ----------------

NET CASH USED IN OPERATING ACTIVITIES                                   (6,148,439)           (584,692)           (521,294)
                                                              ---------------------    ----------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of technology                                                    (108,969)                  -                   -
Purchase of furniture and equipment                                        (65,069)                  -                   -
Patent registration costs                                                 (219,085)            (14,000)                  -
                                                              ---------------------    ----------------    ----------------
NET CASH USED IN INVESTING ACTIVITIES                                     (393,123)            (14,000)                  -
                                                              ---------------------    ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants                                                     157,125                   -                   -
Proceeds from debentures                                                   642,120                   -                   -
Proceeds from stock sales                                                4,093,326             314,500             229,587
Common stock to be issued                                                  221,550              28,000             148,587
Offering costs                                                              (2,284)                  -              (1,234)
Short-term borrowings repayments                                           (50,000)            (50,000)                  -
Short-term borrowings                                                    1,690,400             212,500                   -
                                                              ---------------------    ----------------    ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                6,752,237             505,000             376,940
                                                              ---------------------    ----------------    ----------------
CHANGE IN CASH                                                             210,675             (93,692)           (144,354)
CASH AT BEGINNING OF PERIOD                                                      -             304,367             187,853
                                                              ---------------------    ----------------    ----------------
CASH AT END OF PERIOD                                       $              210,675   $         210,675   $          43,499
                                                              =====================    ================    ================

NON-CASH FINANCING & INVESTING ACTIVITIES:

Purchase of net, non-cash assets of  subsidiary
     for stock                                              $                  195   $               -   $               -
Short-term debt retired through issuance
    of stock                                                $            2,103,328   $         374,725   $         566,100
Issuance of common stock, previously subscribed             $                    0   $           5,000   $               -

    See accompanying notes to the consolidated, interim financial statements
                                   (unaudited)

                            SAMARITAN PHARMACEUTICALS

               Notes to Interim, Consolidated Financial Statements

BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2001, included in the Form 10-KSB for the year then ended.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2002, and the results of operations and cash flows for the three-month period ending March 31, 2002 and 2001 have been included.

The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2001.

Management notes that stock was issued as follows during the three months ended March 31, 2002:

No. of shares          Issued Pursuant To                        Price/valuation

  420,483       Compensation for services rendered                $      65,553
   50,000       Subscriptions due at December 31, 2001                    5,000
1,470,000       Sale of common stock                                    213,149
1,036,422       In settlement of accounts payable                       161,576
3,160,000       Sale of restricted stock                                314,499
---------                                                          -------------
6,136,905                                                          $    759,777
---------                                                          -------------

Management notes that the Company was involved in litigation at March 31, 2002. Please see Part II- Other Information, Item 1, Legal Proceedings.

This quarter report contains forward-looking statements. These statements relate to future events or Samaritan Pharmaceutical's future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outline in "Risk Factors." These Factors may cause Samaritan Pharmaceuticals, Inc. actual results, to differ materially from any forward-looking statement.

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

                                     PART I

Item 1.     Financial Statements.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Registration Statement and in conjunction with the discussion responsive thereto under the caption "Management's Discussion and Analysis or Plan of Operation" in our Form 10-KSB filed April 26, 2002. The company undertakes no duty to update forward-looking statements.

Plan of Operations

We are a research and development biopharmaceutical company. Since our inception, we have focused our resources primarily on research and development. To date, none of our proprietary products have reached a commercial stage and hence, we do not have, nor do we anticipate in the near future, revenue. We will continue to have significant general and administrative expenses, including expenses related to clinical studies, our collaboration with Georgetown University, and patent prosecution.

We have funded our operations through a series of private placements and through our agreement with Fusion Capital. The Company believes potential private placements, the agreement with Fusion Capital, and an eventual registered public offering, if successful, will assist the Company in meetings it's cash needs,but there is no guarantee.

Except for an agreement to sell shares to Fusion Capital Fund II, LLC. ("Fusion Capital"), discussed below, no commitment exists for continued investments, or for any underwriting. The company has thus far been able to meet its capital needs, and believes that extensive discussions and certain agreements with various potential sources of funding may eventually reach necessary funding agreements. The Board of Directors directed the officers to file a Form SB-2 registration statement, offer registered securities to the market and/or as part of agreements with shareholders and others to allow them, as selling shareholders, to sell their shares, once received, in a registered offering, as in the case of Fusion Capital. The officers complied and the SEC declared such registration statement effective. Given the Company has been able to substantially meet its cash needs during the past 12 months, and management's estimation of what may occur in the months ahead, the company believes it will be able to continue to find avenues to obtain the capital needed for operations.

On November 13, 2000, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, a Chicago-based institutional investor, whereby Fusion Capital agreed, subject to contract terms, to buy $20 million of the Company's common stock. The aggregate equity investment committed to the Company by Fusion Capital is $20 million dollars. These funds will be used to further develop its technology, from preclinical through FDA clinical trials and for possible acquisitions, and other corporate opportunities. More specifically, Fusion Capital has agreed to purchase up to $20 million dollars of common stock over a 50-month period, subject to a three-month extension by the Company. The U.S. Securities & Exchange Commission declared the registration statement effective, which gave the Company the right to sell to Fusion Capital $400,000 of its common stock, on a monthly basis, at a price based upon the market price of the common stock on the date of each sale without any fixed discount to the market price. At the Company's sole option, Fusion Capital can be required to purchase lesser or greater amounts of common stock each month up to what is the remainder of the $20 million dollars, in the aggregate. The Company has the right to control the timing and the amount of stock sold to Fusion Capital. SPHC also has the right to terminate the agreement at any time without any additional cost. Other terms and conditions apply.

Summary of Research and Development

We have a series of therapeutic projects either in "discovery", "product development", "preclinical trials", or "clinical development"; and we utilize these formal stages of product progression to track progress, performance, competition, and cost for each project. Our programs primarily are aimed at satisfying defined medical needs in the areas of Alzheimer's, Cancer, infectious diseases, Neurology and tissue engineering, and are based on an intellectual property position that, we believe, is both broad and strong. Several of our development programs involve ex vivo technologies in which patients' tissues are manipulated outside the body and, as such, may be less costly to investigate and quicker to develop than in vivo agents. We expect to apply for and receive regulatory approval from the U.S. FDA to use certain of our technologies to initiate human trials that may commence in the future.

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

The process of developing therapeutic products requires significant discovery research, product development as well as pre-clinical and clinical testing of those products in order to gain regulatory approval. These activities are expected to result in continuing cash outflows. Furthermore we do not expect to generate any meaningful product revenues from our biopharmaceutical programs unless we partner a technology receiving up-front payments and milestone royalty payments and/or until a clinical candidate completes its clinical trials, obtains regulatory approval for commercialization and is successfully marketed. The risks of developing therapeutic products extend beyond technical and clinical development and, in particular, involves intellectual property rights, the need for substantial additional capital, competitive and medical economic factors, which are continually changing. Any one or more of these factors could cause us to fail to develop any commercially successful products.

We are seeking additional equity funding. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience dilution of their interest in us.

Samaritan Pharmaceuticals will continue to seek additional, non-dilutive funding from grants and other similar sources. Although to date, Samaritan Pharmaceuticals has not been granted any monies from such funding sources. As a small, newcomer to the biotech industry and as part of the several thousand companies that constitute the public biotech industry, we are not well known. We have initiated efforts to improve the awareness and understanding of our company. We believe, despite the external market conditions, we will be able to successfully accomplish this goal in the long run.

A.  Drug Candidates

Drug Candidates     Indication                 Syn &    Bio     Toxic     Mech     Metab     In Vivo   IND
                                               Pur      Test    Test                         Tests     Sub
------------------- -------------------------- -------- ------- --------- -------- --------- --------- ------

SP-10                   HIV, Alzheimer's        xxxx     xxxx     xxxx

SP-02 to SP-50          HIV, Alzheimer's         IP

SP-222                    Alzheimer's,          xxxx     xxxx     xxxx      IP
                        Neurodegeneration

SP-222b                 Stem Cell Therapy       xxxx     xxxx     xxxx      IP

SP-222c                      Cancer             xxxx     xxxx     xxxx      IP

SP-223 to SP-230          Alzheimer's,           IP
                        Neurodegeneration

SP-1000                 High Cholesterol        xxxx     xxxx

SP-5000                      Cancer             xxxx      IP

*IP = In Progress

Anticort(TM)

The company also has a drug, Anticort(TM), for the indication of HIV that completed a Phase II clinical trial. The company is awaiting the results from the AIDS Research Alliance, Los Angeles, CA, to evaluate and determine the next course of action. The company hopes that the results are strong enough to warrant continued action. In evaluating the company's statements about Anticort(TM), you should specifically consider various factors, including the risks outlined in "Risk Factors" in our Form 10-KSB filed April 26, 2002.

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

               Test            In Vitro Testing        Human Testing         Human Testing
                                                     (Small Test Group)    (Large Sample Size)
--------------------------   ---------------------- ----------------------  ----------------------
Breast Cancer                     XXXX                    XXXX                 In Progress

Alzheimer's / Amyloidoisis        XXXX                    XXXX                 In Progress

Alzheimer's Generation II       In Progress

Alzheimer's Generation III        XXXX                    XXXX                 In Progress


The Company has incurred research development stage losses since its inception. These losses consist primarily of research and related expenditures, marketing costs, consulting, and administrative overhead and expenses, incurred while the Company seeks to complete development of its products, which includes clinical human trials to obtain FDA final approval. No significant revenues have been earned by the Company, or cash flow from operations, to help pay these operating needs.

RISK FACTORS

The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Risk Factors" in our Form 10-KSB filed April 26, 2002.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Legal Proceedings" in our Form 10-KSB filed April 26, 2002.

Item 2. Changes in Securities.

Securities, unregistered, were sold by the Company in the first quarter of the fiscal year covered by the Report under an exemption from registration. The title of these securities was the Common Stock of the Company. They were sold for cash, unless otherwise noted in this section, they were sold in private transactions to persons believed to be of a class of private investors, acting on their own, comprised of "accredited investors" (as such term is defined in Regulation D of the U.S. Securities and Exchange Commission or "SEC") and a limited number of non-accredited investors. All investors, to the best knowledge of the Company, are not affiliated with the Company, and purchased the shares with apparent investment intent. The Company relied upon, among other possible exemptions, Section 4(2) of the Securities Act of 1933, as amended. It's reliance on said exemption was based upon the fact that no public solicitation was used by the Company in the offer or sale, and that the securities were legend shares, along with a notation at the respective transfer agent, restricting the shares from sale or transfer as is customary with reference to Rule 144 of the SEC.

The following information identifies the date, and amount of shares sold during the first quarter:

            Date                    Name of Class            Amount of Shares         Total Offering Price
----------------------------- -------------------------- -------------------------- -------------------------
     January - March,              2001 December & 2002        3,210,000                  $321,000
          2002                        Common Stock
                                   Private Placement

     January - March,              Negotiated Debt                635,555                 $103,241
            2002                 (3rd party Vendors
                               converted to shares in
                                    lieu of cash)

     February 25, 2002                Samaritan                   821,350                 $123,888
                                   Pharmaceuticals
                               Executive Benefit Plan

The SEC declared effective the Company's registration statement on Form SB-2, Commission Registration No. 333-52296, on December 20, 2000 (as amended and supplemented from time to time, "Registration Statement"). Under the Registration Statement, certain selling shareholders may sell shares of Common Stock, which is the title of the class of securities registered, acquired from the Company. The Company does not receive any proceeds from the sale of securities being offered by the selling shareholders under the Registration Statement. The Company registered the shares for sale to provide the selling shareholders with freely tradable securities, but the registration of the shares does not necessarily mean that any of the shares will be offered or sold by the selling shareholders. However, we may receive payments under agreements relating to the shares and may receive proceeds from the exercise of warrants. Such proceeds are intended for use as to working capital and other corporate purposes. The offering under the Registration Statement has not terminated. The Registration Statement registered a total of 11,825,000 shares for a total anticipated offering price, subject to conditions, of $20,000,000. The amount of shares sold by the selling shareholder during this quarter is believed to be 1,470,000 for aggregate proceeds of $213,149. The Company received, under its agreements as noted above, proceeds of $213,149 and incurred, in connection with the registration, estimated expenses of $6,000 for legal, printing, and related offering expenses, with net proceeds to the Company of approximately $213,149 used primarily for working capital, legal fees and for payments to Georgetown University (again not from the sale of the securities under the Registration Statement, but from agreements with the selling shareholders).

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  REPORTS ON FORM 8-K

Samaritan Pharmaceuticals did not file any Current Reports on Form 8-K during the first quarter of fiscal 2002.

        (b)  EXHIBITS

Listed below are all exhibits filed as part of this report. Some exhibits are filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibits
No.                      Description
----------------------------------------------------------------------
2.1   Agreement and Plan of Reorganization*
3.1   Articles of Incorporation, as amended*
3.2   By-Laws (adopted March, 2001)
4.1   Form of common stock certificate*
4.2   1997 Stock Option Plan*
4.3   2001 Stock Option Plan
10.1  License   Agreement   between   Cortisol  Medical   Research,   Inc.,  and
Steroidogenesis  Inhibitors,  Inc.,  dated  September  6, 1994*
10.2 Exclusive Licensing Agreement between Steroidogenesis Inhibitors, Inc., and Steroidogenesis Inhibitors Canada, dated February 10, 1996*
10.5 Agreement between AIDS Research Alliance Agreement and the Company dated March 5, 1999*
10.6 Assignment between Alfred T. Sapse, M.D., and
Steroidogenesis Inhibitors International dated July 15, 1999*
10.7 Assignment between Steroidogenesis Inhibitors, Inc., and the Company dated July 15, 1999*
10.8 Common Stock Purchase Agreement between Company and Fusion Capital Fund II, LLC, dated November 2, 2000**
10.9 Form of Registration Rights Agreement between Company and Fusion Capital Fund II, LLC.**
21    List of Subsidiaries**

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

                               SAMARITAN PHARMACEUTICAL, INC


Dated: May 15, 2002         By: /s/ Eugene Boyle
                                ---------------------------------
                                    Eugene Boyle
                                    Chief Financial Officer