Form 10QSB
period 2002-06-30
SAMARITAN PHARMACEUTICALS INC
filed 2002-08-14
CIK 1057377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                   Form 10-QSB
(Mark One)
                 X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                       Or

                  TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____to______
                        Commissions file number 000-26775
                                  -------------

                         Samaritan Pharmaceuticals Inc.
                 (Name of small business issuer in its charter)

             Nevada                                    88-0380402
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or organization)

        101 Convention Center Drive, Suite 310, Las Vegas, Nevada   89109
               (Address of Principal Executive Offices)          (Zip Code)

                                 (702) 735-7001
                            Issuer's telephone number


The company had fifty-two million, seven hundred eight thousand, two hundred thirty-three shares issued and outstanding of the Common Stock issued as of June 30, 2002.

     Transitional Small Business Disclosure Format (Check one): Yes___ No X

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 June 30, 2002

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

     Consolidated Balance Sheet as of June 30, 2002                          3

     Consolidated Statements of Operations for the
       period from Inception (September 5, 1994)
       to June 30, 2002, and for the Six Months Ended
       June 30, 2002 and 2001                                                4

     Consolidated Statements of Stockholders' Equity
       (Deficit) for the period from Inception (September 5, 1994)
       to June 30, 2002                                                     5-6

     Consolidated Statements of Cash Flows for the period
       from Inception (September 5, 1994) to June 30, 2002 and
       for the Six Months Ended June 30, 2002 and 2001                       7

       Notes to Consolidated Financial Statements                           8-9

     Item 2.  Management's Discussion and Analysis of Plan of Operations    9-11

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                            11-12
     Item 2.  Changes in Securities                                        12-13
     Item 6.  Exhibits and Reports on Form 8-K                               14

Signatures                                                                   15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statement

The information in this report for the three months ended June 30, 2002 and 2001 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Samaritan Pharmaceuticals Inc. ("Samaritan" or the "Company") considers necessary for a fair presentation of the results of operations for those periods.

The condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Interim results are not necessarily indicative of results for the full fiscal year.

                         SAMARITAN PHARMACEUTICALS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                  June 30, 2002

                                     ASSETS

CURRENT ASSETS:
Cash                                                       $            213,130
Subscriptions receivable                                                 43,921
Prepaid expense                                                           4,648
                                                             -------------------
TOTAL CURRENT ASSETS                                                    261,699
                                                             -------------------
PROPERTY AND EQUIPMENT                                                   24,887

OTHER ASSETS:
Offering costs                                                            2,284
Patent registration costs                                               220,785
Purchased  technology rights                                             58,119
Deposits                                                                 15,720
                                                             -------------------
TOTAL CURRENT LIABILITIES                                               296,908
                                                             -------------------
TOTAL ASSETS                                               $            583,494
                                                             ===================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                           $            328,600
Accrued expenses                                                        343,130
Common stock to be issued                                               121,000
Short-term borrowings                                                   170,789
                                                             -------------------
TOTAL CURRENT LIABILITIES                                               963,519
                                                             -------------------
DEFERRED REVENUE                                                        250,000
                                                             -------------------
STOCKHOLDERS'  DEFICIT:
Common stock, 100,000,000 share authorized at $.001
     par value,  52,708,233 issued and outstanding                       52,708
Additional paid-in capital                                           14,694,753
Deferred compensation                                                  (247,518)
Accumulated deficit                                                 (15,129,968)
                                                             -------------------
TOTAL STOCKHOLDERS' DEFICIT                                            (630,025)
                                                             -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $            583,494
                                                             ===================




  See accompanying notes to the consolidated interim financial statements.
                                   (Unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
      FROM INCEPTION (SEPTEMBER 5, 1994), AND FOR THE FOR THE SIX MONTHS
                  AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001






                                            From                   For the Six                 For the Three
                                          Inception                Months Ended                Months Ended
                                     (September 5, 1994)             June 30,                     June 30,
                                              To            ---------------------------   --------------------------
                                         June 30, 2002           2002           2001           2002          2001
                                     -------------------    ------------   ------------   -----------   ------------
REVENUES:                         $             50,000    $          -   $          -  $          -    $         -
                                     -------------------    ------------   ------------   -----------   ------------
EXPENSES:

Research and development                     3,133,293         329,199        135,781       168,186          6,898
Interest                                        35,105          11,740              -         5,371              -
General and administrative                  11,438,594       1,041,697      1,154,482       511,369        618,182
Depreciation and amortization                  710,756          10,540         10,540         5,270          5,270
                                      ------------------    ------------   ------------   -----------   ------------
                                            15,317,748       1,393,176      1,300,803       690,196        630,350
                                      -------------------    ------------   ------------   -----------   ------------
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                       (15,267,748)     (1,393,176)    (1,300,803)     (690,196)      (630,350)

Extraordinary item                             137,780               -              -             -              -
                                      -------------------    ------------   ------------   -----------   ------------
NET INCOME (LOSS)                 $        (15,129,968)   $ (1,393,176)  $ (1,300,803) $   (690,196)   $  (630,350)
                                      ===================    ============   ============   ===========   ============

Loss per share, basic & diluted:

Before extraordinary item         $              (1.12)   $       (0.03) $       (0.06) $      (0.02) $       (0.03)
Extraordinary item, per share                     0.01               -              -             -              -
                                      -------------------    ------------   ------------   -----------   ------------
  Basic and diluted               $              (1.11)   $       (0.03) $       (0.06) $      (0.02) $       (0.03)
                                      ===================    ============   ============   ===========   ============
Weighted average number of
  shares outstanding:

  Basic and diluted                         13,611,598       42,748,802     22,516,379    44,970,271     23,244,237
                                      ===================    ============   ============   ===========   ============


    See accompanying notes to the consolidated interim financial statements.
                                   (Unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

             FROM INCEPTION (SEPTEMBER 5, 1994) TO JUNE 30, 2002


                                      Number    Par Value  Reserved     Additional                                          Total
                                        of       Common       for        Paid in                 Deferred  Accumulated Shareholders'
                                     Shares      Stock     Conversion    Capital     Warrants   Compensation   Deficit    Deficit
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
Inception at September 5, 1994             -  $       -  $         -  $         - $        -  $        - $          -   $         -

Shares issued for cash, net of
 offering costs                    6,085,386        609            -      635,481          -           -            -       636,090
Warrants issued for cash                   -          -            -            -      5,000           -            -         5,000
Shares issued as compensation
 for services                        714,500         71            -    1,428,929          -           -            -     1,429,000

Net loss                                   -          -            -            -          -           -    (2,152,843)  (2,152,843)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
December 31, 1996                  6,799,886        680            -    2,064,410      5,000           -    (2,152,843)     (82,753)

Issuance of stock, prior to
 acquisition                         206,350         21            -      371,134          -           -            -       371,155
Acquisition of subsidiary for
 stock                             1,503,000        150            -       46,545          -           -            -        46,695


Shares of parent redeemed,
 par value $.001                  (8,509,236)      (851)           -          851          -           -            -             -
Shares of public subsidiary
 issued, par value $.001           7,689,690      7,690          820       (8,510)         -           -            -             -

Net loss                                   -          -            -            -          -           -     (979,635)     (979,635)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------

December 31, 1997                  7,689,690      7,690          820    2,474,430      5,000           -    (3,132,478)    (644,538)

Conversion of parent's shares        696,022        696         (696)           -          -           -            -             -
Shares issued for cash, net of
 offering costs                      693,500        694            -      605,185          -           -            -       605,879
Shares issued in cancellation
 of debt                             525,000        525            -      524,475          -           -            -       525,000
Shares issued as compensation        400,000        400            -      349,600          -           -            -       350,000

Net loss                                   -          -            -            -          -           -    (1,009,945)  (1,009,945)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
December 31, 1998                 10,004,212     10,005          124    3,953,690      5,000           -    (4,142,423)    (173,604)

Conversion of parent's shares         13,000         13          (13)           -          -           -            -             -
Shares issued in cancellation
 of debt                              30,000         30            -       29,970          -           -            -        30,000
Shares issued for cash, net
 of offering costs                    45,000         45            -       41,367          -           -            -        41,412
Shares issued as compensation      3,569,250      3,569            -      462,113          -           -            -       465,682
Detachable warrants issued                 -          -            -            -    152,125           -            -       152,125
Detachable warrants exercised        100,000        100            -      148,900   (149,000)          -            -             -
Debentures converted to stock      1,682,447      1,682            -      640,438          -           -            -       642,120

Net loss                                   -          -            -            -          -           -    (1,671,255)  (1,671,255)
                                   -----------   --------   ----------   ---------- ----------- ------------ -----------  ----------

December 31, 1999                 15,443,909     15,444          111    5,276,478      8,125           -    (5,813,678)    (513,520)

   See accompanying notes to the consolidated, interim financial statements.
                                   (Unaudited)

Conversion of parent's shares        128,954        129         (111)         (18)         -           -            -             -
Shares issued for cash, net
 of offering costs                 1,575,192      1,575            -      858,460          -           -            -       860,035
Shares issued in cancellation
 of debt                             875,000        875            -      660,919          -           -            -       661,794
Shares issued in cancellation
 of accounts payable                 100,000        100            -       31,165          -           -            -        31,265
Shares issued as compensation      3,372,945      3,373            -    2,555,094          -    (759,560)           -     1,798,907
Warrants exercised                    38,807         39            -        3,086     (3,125)          -            -             -
Warrants expired                           -          -            -        5,000     (5,000)          -            -             -

Net loss                                   -          -            -            -          -           -    (3,843,308)  (3,843,308)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------

December 31, 2000                 21,534,807     21,535            -    9,390,184          -    (759,560)   (9,656,986)  (1,004,827)

Shares issued for cash, net
 of offering costs                 6,497,088      6,497            -    1,257,758          -           -            -     1,264,255
Shares issued as compensation      9,162,197      9,162            -    1,558,599          -    (230,512)           -     1,337,249
Shares issued on previously
 purchased shares                    342,607        342            -      188,208          -           -            -       188,550
Shares issued in cancellation
 of accounts payable                 200,000        200            -       68,880          -           -            -        69,080
Amortization of deferred
 compensation                              -          -            -            -          -     495,036            -       495,036
Stock options issued for services          -          -            -      439,544          -           -            -       439,544

Net loss                                   -          -            -            -          -           -    (4,079,806)  (4,079,806)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
December 31, 2001                 37,736,699  $  37,736  $         -  $12,903,173 $        -  $ (495,036) $(13,736,792) $(1,290,919)

Shares issued for cash, net
 of offering costs                 7,705,000      7,705            -      754,300          -           -             -      762,305
Shares issued as compensation      1,070,483      1,070            -      159,582          -           -             -      160,652
Shares issued on previously
 purchased shares                     50,000         50            -        4,950          -           -             -        5,000
Shares issued in cancellation
 of accounts payable               3,866,051      3,867            -      539,709          -           -             -      543,576
Amortization of deferred
 compensation                              -          -            -            -          -     247,518             -      247,518
Shares issued in cancellation of
 debt                              2,280,000      2,280            -      332,739          -           -             -      335,019

Net loss                                   -          -            -            -          -           -    (1,393,176)  (1,393,176)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
June 30, 2002                     52,708,233  $  52,708  $         -  $14,694,753 $        -  $ (247,518)$ (14,439,773) $(1,110,364)
                                  ===========   ========   ==========   ========== =========== ============ ===========  ===========


    See accompanying notes to the consolidated, interim financial statements.
                                  (Unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
            FROM INCEPTION (SEPTEMBER 5, 1994) AND FOR THE SIX MONTHS
                          ENDED JUNE 30, 2002 AND 2001



                                                                           From                    For the Six Months
                                                                         Inception                       Ended
                                                                    (September 5, 1994)                 June 30,
                                                                             To           -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                  June 30, 2002            2002               2001
                                                                       -------------            -----              -----
Net loss                                                     $          (15,129,968)     $   (1,393,176)   $    (1,300,803)
Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                         833,586             258,058             10,540
      Expenses paid through issuance of stock                             5,587,990             160,652            298,126
      Stock options issued for services                                     439,544
(Increase) decrease in assets:                                                    -                   -                  -
      Prepaids and other current assets                                     (20,173)             13,352            (67,180)
Increase (decrease) in liabilities:
      Deferred revenue                                                      250,000                   -                  -
      Accounts payable and accrued expenses                               1,370,445            (143,715)           350,247
                                                                    -----------------    -----------------   ----------------
NET CASH USED IN OPERATING ACTIVITIES                                    (6,668,576)         (1,104,829)          (709,070)
                                                                    -----------------    -----------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of technology                                                  (108,969)                  -                  -
   Purchase of furniture and equipment                                      (65,069)                  -                  -
   Patent registration costs                                               (220,785)            (15,700)                 -
                                                                     ----------------    -----------------   ----------------
NET CASH USED IN INVESTING ACTIVITIES                                      (394,823)            (15,700)                 -
                                                                     ----------------    -----------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from warrants                                                   157,125                   -                  -
   Proceeds from debentures                                                 642,120                   -                  -
   Proceeds from stock sales                                              4,541,131             762,305            460,271
   Common stock to be issued                                                314,550             121,000         217,400.00
   Offering costs                                                            (2,284)                  -          (1,234.00)
   Short-term loan repayments                                               (66,513)            (66,513)
   Short-term loan proceeds                                               1,690,400             212,500                  -
                                                                     ----------------    -----------------   ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 7,276,529           1,029,292            676,437
                                                                     ----------------    -----------------   ----------------
CHANGE IN CASH                                                              213,130             (91,237)           (32,633)

CASH AT BEGINNING OF PERIOD                                                       -             304,367            187,853
                                                                        -------------    -----------------   ----------------
CASH AT END OF PERIOD                                                 $     213,130      $      213,130    $       155,220
                                                                        =============    =================   ================
NON-CASH FINANCING & INVESTING ACTIVITIES:

Purchase of net, non-cash assets of  subsidiary
     for stock                                                        $         195      $            -    $             -
Short-term debt retired through issuance
    of stock                                                          $   2,225,198      $      335,019    $             -
Issuance of common stock, previously subscribed                       $       5,000      $        5,000    $       188,550


    See accompanying notes to the consolidated interim financial statements.
                                   (Unaudited)

                         Samaritan Pharmaceuticals, Inc.
                        (A Development Stage Enterprise)

             Notes to Consolidated Financial Statements (Unaudited)
                                 June 30, 2002

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The interim unaudited consolidated financial statements contained herein includes, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim period shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K.

2.    Net Loss Per Share

Basic and diluted net loss per share available to common stockholders has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. All potential common shares have been excluded from the calculation of weighted average common shares outstanding since their inclusion would be anti-dilutive.

Stock options and warrants to purchase shares of common stock were outstanding at June 30, 2002, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. The exercise of options and warrants outstanding as of June 30, 2002, could generate proceeds to the Company and could potentially dilute earnings per share in the future.

3.   Stockholders' Equity

During the three months ended June 30, 2002, management notes the following shares were issued.

No. of shares             Issued Pursuant To                    Price/valuation
   810,000        Sale of Registered Common Stock                $    121,870
 3,479,629         In settlement of accounts payable             $    477,100
 4,545,000         Restricted Stock Private Placements           $    454,500
------------                                                     ---------------
 8,834,629                                                        $ 1,053,470

4. Legal Proceedings

Management notes that the Company was involved in litigation as of June 30, 2002. Please see Part II- Other Information, Item 1, Legal Proceedings.

5. Forward-Looking Statements

This quarter report contains forward-looking statements. These statements relate to future events or Samaritan Pharmaceutical's future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outline in "Risk Factors" in our Form 10-KSB filed April 26, 2002.

Although Samaritan Pharmaceuticals, Inc. believes the expectations reflected in the forward-looking statements are reasonable, Samaritan Pharmaceuticals, Inc. cannot guarantee future results, events, levels of activity, performance, or achievements. Moreover, neither Samaritan Pharmaceuticals, Inc. nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Samaritan Pharmaceuticals, Inc. does not assume any obligation to update any of the forward-looking statements after the date of this report, to conform such statements to actual results, or to changes in Samaritan's expectations.

Item 2. Management's Discussion and Analysis or Plan of Operation

The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Samaritan Pharmaceutical's 2001 Form 10KSB filed April 26, 2002 is hereby incorporated herein by reference.

Anticort(TM) for HIV
--------------------
The most advanced of Samaritan's pipeline is Anticort(TM) has promising, early, "first blush data", from its HIV Phase II Anticort(TM) clinical trial. Therefore, a detailed analysis of data is being conducted to submit to peer review journals, present at a medical conference, file for additional patent protections with other indications, and prepare for our FDA submissions. We expect the FDA to request at least a couple of Phase III human trials to confirm safety and the lack of side effects. Since the data appears promising, we hope to achieve a licensing deal with a Pharma partner. We have a signed CDA with a major pharmaceutical, for Anticort(TM).

New Transgenic Alzheimer's Rat Model
------------------------------------
We are finalizing the engineering of our "transgenic rat model" which could be used by major Pharma to test their Alzheimer's drugs. A transgenic rat is being engineered to develop Alzheimer's; very similar to the way Alzheimer's is developed in humans. This would enable scientists to advance their understanding of the disease and test drug candidates for safety and efficacy, thereby, saving research time and money.

Breast Cancer Diagnostic
-------------------------
A clear advantage of our breast cancer diagnostic is in its ability to expeditiously predict the aggressiveness of a breast cancer tumor and its ability to spread when time is critical. Today, the current breast cancer diagnostic used by surgeons takes possibly two weeks longer than our diagnostic to attain a similar diagnosis, and research indicates our diagnostic has a much higher accuracy rate.

Alzheimer's Diagnostic
----------------------
A simple blood test is the clear advantage of our Alzheimer's  diagnostic rather
then  a  brain  scan.  Early  diagnosis,   before  the  onset  of  symptoms  and
debilitation could, with treatment, lengthen the progression of Alzheimer's.

Samaritan Pharmaceuticals Inc. announced that it has identified a small molecule drug that induces human neuron differentiation from precursor cells -- that is, they transform cells from embryonic early-stage development, to an adult state. Stem cells, cells that give rise to a lineage of cells, are immature precursors that can become neurons; they exist in both embryonic and adult brain cells.

Using a model of human embryonal carcinoma stem cells, the Georgetown/Samaritan Research team screened a number of small molecules for their ability to induce neuronal differentiation. One of the molecules discovered reduced levels in Alzheimer's brain biopsies compared to age-matched controls, was found to induce neuronal differentiation as seen by the formation of networks of axon bundles and the expression of markers specific to adult human differentiated neurons. This molecule was found to be devoid of tumorigenic activity -- that is, capable of causing tumors, in contrast to other previously reported inducers of neuronal differentiation.

The Georgetown team, funded by a collaborative agreement by Samaritan Pharmaceuticals, is now proceeding to test this molecule in animal models. Although this molecule is early in its development, if this Alzheimer's discovery becomes a successful drug, it could give incredible, long-sought-after hope for patients who suffer with Alzheimer's and related diseases. The diseases or conditions that could be positively impacted by this discovery include: neurogenetic defects, spinal cord injury, spinal motor atrophy, stroke, multi-infarct dementia, amyotrophic lateral sclerosis and diseases where "neuronal regeneration" may be the treatment of choice for neurodegenerative disorders, such as Alzheimer's.

Samaritan Pharmaceuticals Inc. and Georgetown University, announced that Dr. Vassili Papadopoulos, Samaritan's Chief Scientific Officer, recently presented finding that "elevated levels of cholesterol play an even greater role in the development of Alzheimer's," to the Endocrine Society. An elevated Cholesterol/Alzheimer's Link found by researchers at Georgetown University Medical Center uncovered a strong link between elevated blood cholesterol levels and the development of Alzheimer's disease. APP, a protein found in several major organs including the brain and heart, is present in all people. Its normal function in the body is unknown, but in people with Alzheimer's, it is processed abnormally and converted to another protein called beta-amyloid. When fragments of this protein break off, they become entangled, leading to the plaques that are one of the characteristic structural abnormalities found in the brains of people suffering from Alzheimer's. "High cholesterol levels also increase the rate at which the amyloid beta form(s) the tangles that kill brain cells," researchers said. They also found that high cholesterol increases the production of another protein, called APOE, which mainly is responsible for flushing cholesterol out of the cell. Too much APOE results in the accumulation of free cholesterol, which is toxic to human nerve cells. This Cholesterol discovery is related to a patent licensed by Samaritan Pharmaceuticals from Georgetown University.

The Company has incurred research and development stage losses since its inception. These losses consist primarily of research and related expenditures, marketing costs, consulting, administrative overhead and expenses, incurred while the Company seeks to complete development of its products, which includes clinical human trials to obtain FDA approval for Anticort(TM). No significant revenues have been earned by the Company, or cash flow from operations, to help pay these operating needs.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Legal Proceedings" in our Form 10-KSB filed April 26, 2002.

On June 19, 2002, a District Court Judge decreed, that a Derivative Action Plaintiff was defrauded by Alfred Sapse, the initiator of lawsuit No. A420721 in the District Court Clark County, Nevada, Sapse included the plaintiff's name, unbeknownst to the plaintiff, in a lawsuit against Samaritan Pharmaceuticals. Samaritan, as a defendant was victorious and awarded monies. This June 19, 2002 court order goes on to say that a verification signed by the plaintiff was fraudulently presented to him as simply a confirmation of stock ownership, and the plaintiff had no knowledge that Alfred Sapse had filed a lawsuit on the plaintiffs' behalf against Samaritan Pharmaceuticals. Based upon the foregoing, the court ordered, adjudged, and decreed that the plaintiff was defrauded by Alfred Sapse by his involuntary inclusion of this plaintiff in the derivative action lawsuit, and that Samaritan could release the plaintiff from any obligations of the November 18, 2001, Order and Judgment against Sapse and all the Plaintiffs in the lawsuit. The November 18, 2001 order stated that the derivative action plaintiffs pay Samaritan Pharmaceuticals a $100,000 cash bond which was posted by Alfred Sapse plus other monies.

On June 20, 2002, based on the evidence recently provided for in a lawsuit filed by Samaritan on October 3, 2000 against Alfred T. Sapse and Cortisol Medical Research, a letter was sent from the attorney for Steroidogenesis Inhibitors, Inc. (S.I.), a subsidiary of Samaritan Pharmaceuticals, Inc., to Steroidogenesis Inhibitors Canada, Inc. (S.I. Canada). The letter was sent to the address stated in the contract between S.I. and S.I. Canada. The purpose of the letter was to inform S.I. Canada that the Anticort(TM)license granted to S.I. Canada was not a valid conveyance. According to a judgment entered by a United States court of competent jurisdiction, the Company believes Alfred Sapse and Cortisol Medical Research didn't own the technology it purported to license to S.I. and S.I. Canada since Alfred Sapse had previously assigned all Anticort rights including improvements to Spectrum Pharmaceuticals in May 1990. Therefore, the grant of any license under the Agreement dated July 7, 1997 between S.I. Canada and S.I. is ineffective and void. S.I.'s attorney also strongly suggested that S.I. Canada discontinue conducting any business to the extent it in involves Anticort.

The attorneys for S.I. have based this belief in part to the following:

On May 22, 1990, Alfred Sapse the inventor of Anticort(TM)(U.S Patent Numbers 5,064,858 and 4,956,391) assigned all patent rights with improvements on the discovery, via an agreement to Spectrum Pharmaceuticals. (See Exhibit 10.3)

On May 14, 1999, Spectrum Pharmaceuticals Corporation assigned Anitcort(TM)(U.S. Patent Numbers 5,064,858 and 4,956,391) to Linda Johnson with improvements on stated patents. (See Exhibit 10.2)

On September 10, 2000 the Company purchased Anticort(TM) (U.S. Patent Numbers 5,064,858 and 4,956,391). (See Exhibit 10.1) The patent rights transferred to Samaritan Pharmaceuticals include the assignment rights as set forth in the "Assignment of Inventions" (Exhibit 10.2) issued to Linda Johnson which included improvements on Anticort(TM).

On October 3, 2000, the company filed a lawsuit against Alfred Sapse, Cortisol Medical Research, Inc. and Renee Sapse seeking to recover 5,100,000 shares which were issued based upon Alfred Sapse's false representations of ownership of the Anticort(TM) technology. In addition and based on recent evidence, the Company now strongly believes Sapse and Cortisol Medical Research knowingly granted an exclusive worldwide license to Anticort(TM) technology and all know-how related to the use of Anticort(TM), knowing the rights were assigned previously in May 1990 to Spectrum Pharmaceuticals. (See Exhibit 10.3)

The section entitled "Legal Proceeding" in Samaritan Pharmaceutical's 2001 Form 10KSB filed April 26, 2002 is hereby incorporated herein by reference.

Item 2.  Changes in Securities.

Securities, unregistered, were sold by the Company in the second quarter of the fiscal year covered by the Report under an exemption from registration. The title of these securities was the Common Stock of the Company. They were sold for cash, unless otherwise noted in this section, and were sold in private transactions to persons believed to be of a class of private investors, acting on their own, comprised of "accredited investors" (as such term is defined in Regulation D of the U.S. Securities and Exchange Commission or "SEC") and a limited number of non-accredited investors. All investors, to the best knowledge of the Company, are not affiliated with the Company, and purchased the shares with apparent investment intent. The Company relied upon, among other possible exemptions, Section 4(2) of the Securities Act of 1933, as amended. It's reliance on said exemption was based upon the fact that no public solicitation was used by the Company in the offer or sale, and that the securities were legend shares, along with a notation at the respective transfer agent, restricting the shares from sale or transfer as is customary with reference to Rule 144 of the SEC. The following information identifies the date, and amount of shares sold during the first quarter:

Date               Name of Class         Amount of Shares       Total Offering

April-June        Restricted Stock          4,545,000                 $ 454,500
2002              Private Placements

April-June        Settlement of Accounts    3,479,629                 $ 477,100
2002              Payable

The SEC declared effective the Company's registration statement on Form SB-2, Commission Registration No. 333-52296, on December 20, 2000 (as amended and supplemented from time to time, "Registration Statement"). Under the Registration Statement, certain selling shareholders may sell shares of Common Stock, which is the title of the class of securities registered, acquired from the Company. The Company does not receive any proceeds from the sale of securities being offered by the selling shareholders under the Registration Statement. The Company registered the shares for sale to provide the selling shareholders with freely tradable securities, but the registration of the shares does not necessarily mean that any of the shares will be offered or sold by the selling shareholders. However, we may receive payments under agreements relating to the shares and may receive proceeds from the exercise of warrants. Such proceeds are intended for use as to working capital and other corporate purposes. The offering under the Registration Statement has not terminated. The Registration Statement registered a total of 11,825,000 shares for a total anticipated offering price, subject to conditions, of $20,000,000. The amount of shares sold by the selling shareholder during this quarter is believed to be 810,000 for aggregate proceeds of $121,870. The Company received, under its agreements as noted above, proceeds of $121,870 and incurred, in connection with the registration, estimated expenses of $3,000 for legal, printing, and related offering expenses, with net proceeds to the Company of approximately $118,870 used primarily for working capital, legal fees and for payments to Georgetown University.

Item 6. Exhibits and Reports on Form 8-K.

(a)  REPORTS ON FORM 8-K
Samaritan Pharmaceuticals did not file any on Form 8-K during the quarter for which this report is filed.

(b)  EXHIBITS

Listed below are all exhibits filed as part of this report. Some exhibits are filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibits
No.                      Description
----------------------------------------------------------------------
2.1      Agreement and Plan of Reorganization (1)
3.1      Articles of Incorporation, as amended and restated *
3.2      By-Laws, as amended and restated (3)
4.1      Form of common stock certificate (1)
4.2      1997 Stock Option Plan (1)
4.3      2001 Stock Option Plan (4)
10.1     Assignment between Linda Johnson and the Company dated
         September 6, 2000. *
10.2 Assignment between Linda Johnson and Spectrum Pharmaceuticals Corporation dated May 14, 1999. *
10.3 Agreement containing the assignment of U.S. Patent Application 07/233,247 with improvements dated May 22, 1990. *
10.4 Agreement between AIDS Research Alliance Agreement and the Company dated March 5, 1999 (1)
10.5 Common Stock Purchase Agreement between Company and Fusion Capital Fund II, LLC, dated November 2, 2000 (2)
10.6 Form of Registration Rights Agreement between Company and Fusion Capital Fund II, LLC. (2)
10.7     Agreement between Samaritan Pharmaceuticals, Inc. and Doug Bessert + *
10.8     Agreement between Samaritan Pharmaceuticals, Inc. and Eugene Boyle + *
10.9     Agreement between Samaritan Pharmaceuticals, Inc and Janet Greeson + *
10.10    Samaritan Pharmaceuticals, Inc.'s Rabbi Trust + *
21.0     List of Subsidiaries (1)

*        Filed herewith.
+        Management contract or compensatory plan or arrangement.
(1) Filed as an exhibit to Form 10-SB, including any amendments, on July 21, 1999 and incorporated herein by reference.
(2) Filed as an exhibit Form SB-2, including any amendments, on
(3) Filed as an exhibit to Form 10KSB, including any amendments, on April 3, 2001 and incorporated herein by reference.
(4) Filed as an exhibit to DEF 14 A, including any amendments, on April 3, 2001 and incorporated herein by reference

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMARITAN PHARMACEUTICALS, INC


Dated: August 14, 2002                        By: /s/ Janet Greeson, Ph.D.
                                              ----------------------------------
                                              Janet Greeson, Ph.D.
                                              President, C.E.O., Chairman

Dated: August 14, 2002                        By: /s/ Eugene Boyle
                                              ----------------------------------
                                              Eugene Boyle
                                              CFO, COO, Director

Dated: August 14, 2002                        By: /s/ Doug Bessert
                                              ----------------------------------
                                              Doug Bessert
                                              Executive Vice President, Director