Form 10QSB/A
period 2002-06-30
SAMARITAN PHARMACEUTICALS INC
filed 2002-08-15
CIK 1057377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                  Form 10-QSB/A

                                  Amendment #1
(Mark One)
                 X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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