Form 10QSB
period 2002-09-30
SAMARITAN PHARMACEUTICALS INC
filed 2002-11-14
CIK 1057377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                   Form 10-QSB
(Mark One)
        X          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal quarter ended September 30, 2002
                                       Or

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

                                 (702) 735-7001
                            Issuer's telephone number


The company had 60,755,960 shares issued and outstanding of the Common Stock issued as of September 30, 2002.

     Transitional Small Business Disclosure Format (Check one): Yes___ No X

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Balance Sheet as of  September 30, 2002               2

         Consolidated Statements of Operations for the period
           from Inception (September 5, 1994) to September 30, 2002,
           and for the Nine Months Ended September 30, 2002 and 2001        3

         Consolidated Statements of Stockholders' Equity (Deficit) for
           the period from Inception (September 5, 1994) to
           September 30, 2002                                              4-5

         Consolidated Statements of Cash Flows for the period from
           Inception (September 5, 1994) to September 30, 2002 and
           for the Nine Months Ended September 30, 2002 and 2001            6

         Notes to Interim Financial Statements                              7

Item 2.  Management's Discussion and Analysis of Plan of Operations        8-11

Item 3.  Controls and Procedures                                            11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  11

Item 2.  Changes in Securities                                              12

Item 6.  Exhibits and Reports on Form 8-K                                   13

Signatures                                                                  14

  PART I --- FINANCIAL INFORMATION


                         SAMARITAN PHARMACEUTICALS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED, BALANCE SHEET
                                   (UNAUDITED)

                               SEPTEMBER 30, 2002

                                     ASSETS

CURRENT ASSETS:
Cash                                                       $            419,064
Prepaid expense                                                           9,261
                                                             -------------------
TOTAL CURRENT ASSETS                                                    428,325
                                                             -------------------
PROPERTY AND EQUIPMENT                                                   22,341

OTHER ASSETS:
Offering costs                                                            2,284
Patent registration costs                                               220,785
Purchased  technology rights                                             55,395
Deposits                                                                 15,720
                                                             -------------------
TOTAL CURRENT LIABILITIES                                               294,184
                                                             -------------------
TOTAL ASSETS                                               $            744,850
                                                             ===================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                           $            279,383
Accrued expenses                                                        542,755
Common stock to be issued                                                88,000
Short-term borrowings                                                   353,641
                                                             -------------------
TOTAL CURRENT LIABILITIES                                             1,263,779
                                                             -------------------
DEFERRED REVENUE                                                        250,000
                                                             -------------------

STOCKHOLDERS'  DEFICIT:
Common stock, 100,000,000 share authorized at $.001
     par value,  60,137,408 issued and outstanding                       60,137
Additional paid-in capital                                           15,579,150
Deferred compensation                                                  (123,759)
Accumulated deficit                                                 (16,284,457)
                                                             -------------------
TOTAL STOCKHOLDERS' DEFICIT                                            (768,929)
                                                             -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $            744,850
                                                             ===================



    See accompanying notes to the consolidated, interim financial statements
                                  (unaudited).

                         SAMARITAN PHARMACEUTICALS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
       FROM INCEPTION (SEPTEMBER 5, 1994), AND FOR THE FOR THE NINE MONTHS
                  AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001






                                            From                   For the Nine                  For the Three
                                          Inception                Months Ended                  Months Ended
                                     (September 5, 1994)           September 30,                 September 30,
                                              To            ---------------------------   --------------------------
                                     September 30, 2002           2002           2001           2002          2001
                                     -------------------    ------------   ------------   -----------   ------------
REVENUES:                         $             50,000    $           -   $          -  $          -    $         -
                                     -------------------    ------------   ------------   -----------   ------------
EXPENSES:

Research and development                     3,335,467          531,374        258,567       202,175        122,786
Interest                                        39,779           16,414              -         4,674              -
General and administrative                  12,133,447        1,612,790      1,608,139       818,610        453,657
Depreciation and amortization                  963,544          387,087         15,810       129,029          5,270
                                      ------------------    ------------   ------------   -----------   ------------
                                            16,472,237        2,547,665      1,882,516     1,154,488        581,713
                                      -------------------    ------------   ------------   -----------   ------------
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                       (16,422,237)      (2,547,665)    (1,882,516)   (1,154,488)      (581,713)

Extraordinary item                             137,780                -              -             -              -
                                      -------------------    ------------   ------------   -----------   ------------
NET INCOME (LOSS)                 $        (16,284,457)   $  (2,547,665)  $ (1,882,516) $ (1,154,488)   $  (581,713)
                                      ===================    ============   ============   ===========   ============

Loss per share, basic & diluted:

Before extraordinary item         $              (1.10)   $       (0.05) $       (0.08) $      (0.02) $       (0.02)
Extraordinary item, per share                     0.01                -              -             -              -
                                      -------------------    ------------   ------------   -----------   ------------
  Basic and diluted               $              (1.09)   $       (0.05) $       (0.08) $      (0.02) $       (0.02)
                                      ===================    ============   ============   ===========   ============
Weighted average number of
  shares outstanding:

  Basic and diluted                         14,901,537       46,939,076     23,587,973    55,355,003     25,731,161
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


    See accompanying notes to the consolidated interim financial statements.
                                   (Unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

               FROM INCEPTION (SEPTEMBER 5, 1994) TO JUNE 30, 2002


                                      Number    Par Value  Reserved     Additional                                          Total
                                        of       Common       for        Paid in                 Deferred  Accumulated Shareholders'
                                     Shares      Stock     Conversion    Capital     Warrants   Compensation   Deficit    Deficit
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
Inception at September 5, 1994             -  $       -  $         -  $         - $        -  $        - $          -   $         -

Shares issued for cash, net of
 offering costs                    6,085,386        609            -      635,481          -           -            -       636,090
Warrants issued for cash                   -          -            -            -      5,000           -            -         5,000
Shares issued as compensation
 for services                        714,500         71            -    1,428,929          -           -            -     1,429,000

Net loss                                   -          -            -            -          -           -    (2,152,843)  (2,152,843)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
December 31, 1996                  6,799,886        680            -    2,064,410      5,000           -    (2,152,843)     (82,753)

Issuance of stock, prior to
 acquisition                         206,350         21            -      371,134          -           -            -       371,155
Acquisition of subsidiary for
 stock                             1,503,000        150            -       46,545          -           -            -        46,695


Shares of parent redeemed,
 par value $.001                  (8,509,236)      (851)           -          851          -           -            -             -
Shares of public subsidiary
 issued, par value $.001           7,689,690      7,690          820       (8,510)         -           -            -             -

Net loss                                   -          -            -            -          -           -     (979,635)     (979,635)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------

December 31, 1997                  7,689,690      7,690          820    2,474,430      5,000           -    (3,132,478)    (644,538)

Conversion of parent's shares        696,022        696         (696)           -          -           -            -             -
Shares issued for cash, net of
 offering costs                      693,500        694            -      605,185          -           -            -       605,879
Shares issued in cancellation
 of debt                             525,000        525            -      524,475          -           -            -       525,000
Shares issued as compensation        400,000        400            -      349,600          -           -            -       350,000

Net loss                                   -          -            -            -          -           -    (1,009,945)  (1,009,945)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
December 31, 1998                 10,004,212     10,005          124    3,953,690      5,000           -    (4,142,423)    (173,604)

Conversion of parent's shares         13,000         13          (13)           -          -           -            -             -
Shares issued in cancellation
 of debt                              30,000         30            -       29,970          -           -            -        30,000
Shares issued for cash, net
 of offering costs                    45,000         45            -       41,367          -           -            -        41,412
Shares issued as compensation      3,569,250      3,569            -      462,113          -           -            -       465,682
Detachable warrants issued                 -          -            -            -    152,125           -            -       152,125
Detachable warrants exercised        100,000        100            -      148,900   (149,000)          -            -             -
Debentures converted to stock      1,682,447      1,682            -      640,438          -           -            -       642,120

Net loss                                   -          -            -            -          -           -    (1,671,255)  (1,671,255)
                                   -----------   --------   ----------   ---------- ----------- ------------ -----------  ----------

December 31, 1999                 15,443,909     15,444          111    5,276,478      8,125           -    (5,813,678)    (513,520)

   See accompanying notes to the consolidated, interim financial statements.
                                   (Unaudited)

Conversion of parent's shares        128,954        129         (111)         (18)         -           -            -             -
Shares issued for cash, net
 of offering costs                 1,575,192      1,575            -      858,460          -           -            -       860,035
Shares issued in cancellation
 of debt                             875,000        875            -      660,919          -           -            -       661,794
Shares issued in cancellation
 of accounts payable                 100,000        100            -       31,165          -           -            -        31,265
Shares issued as compensation      3,372,945      3,373            -    2,555,094          -    (759,560)           -     1,798,907
Warrants exercised                    38,807         39            -        3,086     (3,125)          -            -             -
Warrants expired                           -          -            -        5,000     (5,000)          -            -             -

Net loss                                   -          -            -            -          -           -    (3,843,308)  (3,843,308)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------

December 31, 2000                 21,534,807     21,535            -    9,390,184          -    (759,560)   (9,656,986)  (1,004,827)

Shares issued for cash, net
 of offering costs                 6,497,088      6,497            -    1,257,758          -           -            -     1,264,255
Shares issued as compensation      9,162,197      9,162            -    1,558,599          -    (230,512)           -     1,337,249
Shares issued on previously
 purchased shares                    342,607        342            -      188,208          -           -            -       188,550
Shares issued in cancellation
 of accounts payable                 200,000        200            -       68,880          -           -            -        69,080
Amortization of deferred
 compensation                              -          -            -            -          -     495,036            -       495,036
Stock options issued for services          -          -            -      439,544          -           -            -       439,544

Net loss                                   -          -            -            -          -           -    (4,079,806)  (4,079,806)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
December 31, 2001                 37,736,699  $  37,736  $         -  $12,903,173 $        -  $ (495,036) $(13,736,792) $(1,290,919)

Shares issued for cash, net
 of offering costs                11,025,000     11,025            -    1,083,281          -           -             -    1,094,306
Shares issued as compensation      4,289,658      4,290            -      586,417          -           -             -      590,707
Shares issued on previously
 purchased shares                     50,000         50            -        4,950          -           -             -        5,000
Shares issued in cancellation
 of accounts payable               3,866,051      3,866            -      539,709          -           -             -      543,575
Amortization of deferred
 compensation                              -          -            -            -          -     371,277             -      371,277
Shares issued in cancellation of
 debt                              3,170,000      3,170            -      461,620          -           -             -      464,790

Net loss                                   -          -            -            -          -           -    (2,547,665)  (2,547,665)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
September 30, 2002                60,137,408  $  60,137  $         -  $15,579,150 $        -  $ (123,759)$ (16,284,457) $  (768,929)
                                  ===========   ========   ==========   ========== =========== ============ ===========  ===========


    See accompanying notes to the consolidated, interim financial statements.
                                  (Unaudited)
                                       -5-

                         SAMARITAN PHARMACEUTICALS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
           FROM INCEPTION (SEPTEMBER 5, 1994) AND FOR THE NINE MONTHS
                        ENDED SEPTEMBER 30, 2002 AND 2001



                                                                           From                     For the Nine Months
                                                                         Inception                        Ended
                                                                    (September 5, 1994)                 September 30,
                                                                             To             -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                               September 30, 2002             2002               2001
                                                                       -------------               -----              -----
Net loss                                                     $          (16,284,457)          $ (2,547,665) $      (1,882,516)
Adjustments to reconcile net loss to net cash used in
    operating activities:                                                         -                      -                  -
               Depreciation and amortization                                962,615                387,087             15,810
               Expenses paid through issuance of stock                    6,018,045                590,707            498,841
               Stock options issued for services                            439,544                      -                  -
(Increase) decrease in assets:                                                    -                      -                  -
               Prepaids and other current assets                            (24,786)                 8,739            (67,180)
Increase (decrease) in liabilities:
               Deferred revenue                                             250,000                      -                  -
               Accounts payable and accrued expenses                      1,520,851                  6,691            315,232
                                                                      ---------------------    ----------------   ----------------
NET CASH USED IN OPERATING ACTIVITIES                                    (7,118,188)            (1,554,441)        (1,119,813)
                                                                      ---------------------    ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of technology                                                     (108,969)                     -                  -
Purchase of furniture and equipment                                         (65,069)                     -                  -
Patent registration costs                                                  (220,785)               (15,700)                 -
                                                                      ---------------------    ----------------   ----------------
NET CASH USED IN INVESTING ACTIVITIES                                      (394,823)               (15,700)                 -
                                                                      ---------------------    ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants                                                      157,125                      -                  -
Proceeds from debentures                                                    642,120                      -                  -
Proceeds from stock sales                                                 4,873,132              1,094,306            687,596
Common stock to be issued                                                   281,550                 88,000            294,423
Offering costs                                                               (2,284)                     -             (1,234)
Short-term loan repayments                                                  (91,141)               (91,141)                 -
Short-term loan proceeds                                                  2,071,573                593,673                  -
                                                                      ---------------------    ----------------   ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 7,932,075              1,684,838            980,785
                                                                      ---------------------    ----------------   ----------------
CHANGE IN CASH                                                              419,064                114,697           (139,028)
CASH AT BEGINNING OF PERIOD                                                       -                304,367            187,853
                                                                      ---------------------    ----------------   ----------------
CASH AT END OF PERIOD                                                 $     419,064           $    419,064       $     48,825
                                                                      =====================    ================   ================
NON-CASH FINANCING & INVESTING ACTIVITIES:

Purchase of net, non-cash assets of  subsidiary
     for stock                                                        $         195           $          -       $          -
Short-term debt retired through issuance
    of stock                                                          $   2,898,544           $  1,008,365       $          -
Issuance of common stock, previously subscribed                       $       5,000           $      5,000       $    416,101


    See accompanying notes to the consolidated, interim financial statements
                                  (unaudited).

                         Samaritan Pharmaceuticals, Inc.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2002


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

The results of operations for the interim period shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB.

2.    Net Loss Per Share

Basic and diluted net loss per share available to common stockholders has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. All potential common shares have been excluded from the calculation of weighted average common shares outstanding since their inclusion would be anti-dilutive.

Stock options and warrants to purchase shares of common stock were outstanding at September 30, 2002, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. The exercise of options and warrants outstanding as of September 30, 2002, could generate proceeds to the Company and could potentially dilute earnings per share in the future.

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

Plan of Operations

We are a research and development biopharmaceutical company. Since our inception, we have primarily focused our resources on research and development. To date, none of our proprietary products have reached a commercial stage, and hence, we do not have, nor do we anticipate revenue in the near future. We will continue to have significant general and administrative expenses, including expenses related to clinical studies, our collaboration with Georgetown University, and patent prosecution. We have funded our operations through a series of private placements and through our agreement with Fusion Capital. The Company believes potential private placements, the agreement with Fusion Capital, and an eventual registered public offering, if successful, will assist the Company in meetings its cash needs, but there is no guarantee. Except for an agreement to sell shares to Fusion Capital Fund II, LLC.("Fusion Capital"), discussed below, no commitment exists for continued investments, or for any underwriting. The company has thus far been able to meet its capital needs, and believes that its extensive discussions with various potential sources of funding may eventually lead to funding agreements.

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

On November 13, 2000, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, a Chicago-based institutional investor, whereby Fusion Capital agreed, subject to contract terms, to buy $20 million of the Company's common stock. The aggregate equity investment committed to the Company by Fusion Capital is $20 million dollars. These funds will be used to further develop its technology, from preclinical through FDA clinical trials and for possible acquisitions, and other corporate opportunities. More specifically, Fusion Capital has agreed to purchase up to $20 million dollars of common stock over a 50-month period, subject to a three-month extension by the Company. The U.S. Securities & Exchange Commission declared the registration statement effective, which gave the Company the right to sell to Fusion Capital $400,000 of its common stock, on a monthly basis, at a price based upon the market price of the common stock on the date of each sale without any fixed discount to the market price. At the Company's sole option, Fusion Capital can be required to purchase lesser or greater amounts of common stock each month up to what is the remainder of the $20 million dollars, in the aggregate. The Company has the right to control the timing and the amount of stock sold to Fusion Capital. The Company also has the right to terminate the agreement at any time without any additional cost. Other terms and conditions apply.

Summary of Research and Development

Our research programs primarily are aimed at satisfying defined medical needs in the areas of Alzheimer's, Cancer, Cardiovascular, Infectious Diseases, and Neurology and are based on an intellectual property position that, we believe, is both broad and strong. Several of our development programs involve ex vivo technologies in which patients' tissues are manipulated outside the body and, as such, may be less costly to investigate and quicker to develop than in vivo agents. We expect to apply to the U.S. FDA for and receive IND status (Investigational New Drug) for certain technologies to initiate human trials that may commence in the future. During the quarter ended September 30, 2002, we concentrated our efforts on Samaritan Research Laboratories, our research collaboration with Georgetown University, setting up the operations, increasing efficiencies, and streamlining structure. We have an impressive portfolio of technology/opportunities, each of which must compete for resources and priority status.

A key currency in the biotechnology and pharmaceutical market is patents, intellectual property. Our central intellectual property activity has been, and continues to be, the acquisition of patents, development and patent maintenance, directly in support of our product development. We continue to expend significant funds and efforts on licensed technology and patent protection. In addition, we are continually examining our intellectual property positions in relation to competitive activities and our ability to operate and defend our patent positions in relation to products. We believe that this is a key value element for our continued development.

The process of developing therapeutic drugs requires significant research and product development, as well as, pre-clinical testing and clinical human trials in order to gain FDA regulatory approval. These activities are expected to result in continuing cash outflows. Furthermore we do not expect to generate any meaningful product revenues from our biopharmaceutical programs unless we partner a technology, receiving up-front payments and milestone royalty payments and/or until a clinical candidate completes its clinical trials, obtains regulatory approval for commercialization and is successfully marketed. The risks of developing therapeutic products extend beyond technical and clinical development. In particular, it involves intellectual property rights, the need for substantial capital, competitive and medical economic factors, all of which are continually changing. Any one or more of these factors could cause us to fail to develop any commercially successful products.

We are seeking additional equity funding. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience dilution. Samaritan Pharmaceuticals will also seek additional, non-dilutive funding via grants and other similar sources; although to date, Samaritan Pharmaceuticals has not been granted any monies from such funding sources. As a small, newcomer to the biotech industry and as part of the several thousand companies that constitute the public biotech industry, we are not well known. We have initiated efforts to improve the awareness and understanding of our company. We believe, despite the external market conditions, we will be able to successfully accomplish this goal in the long run.

Press Release Highlights

On August 8, 2002 Samaritan Pharmaceuticals Inc., Samaritan Research Labs and Georgetown University, announced that Anticort(R) for HIV, the most mature part of its pipeline, has promising, early, "first blush" data from its FDA Phase II clinical trial. Dr. Greeson, Chairman, CEO and President of Samaritan, stated, "We are currently conducting a detailed analysis of data to submit to peer review journals, present at medical conferences, possibly file for additional patent protections, and prepare for an extensive submission of data to the FDA. It is a lengthy process but we do have the wheels in motion. We expect the FDA to request at least a couple of Phase III human trials to confirm safety and the lack of side effects. So, in our opinion, the future for Anticort(R) looks pretty promising."

On September 5, 2002 Samaritan Pharmaceuticals Inc., Samaritan Research Labs and Georgetown University, announced its Breast Cancer Diagnostic (BC-Aggress Analysis) has enabled Samaritan to be ranked as a key player for advances in breast cancer marker development. Medtech Insight publishes select analyses of technologies, products, and competitors poised to alter the practice of medicine and penetrate, make obsolete, or even create new markets. http://www.medtechinsight.com/ReportA400.html Dr. Janet Greeson, Chairman, President and CEO stated, "We are extremely pleased to have captured the attention of Medtech Insight. Our breast cancer detection research tells us that BC Aggress might allow for a much faster prognosis, where time is critical; and almost a doubling of the current accuracy rate, allowing physicians to feel more confident about their recommendations for treatment with their patients."

On October 16, 2002 Samaritan Pharmaceuticals Inc, Samaritan Research Labs and Georgetown University, announced its intention to showcase the importance and uniqueness of its technology to major pharmaceutical companies around the world for out-licensing opportunities. Dr. Janet Greeson, Chairman, President and CEO stated, "We have transitioned some of our technology to products and believe they are on the road to advancing the practice of medicine. We have concluded that partnering is the right way to go, to accelerate our technology to their next milestones. We have signed CDA's, that is confidentiality agreements, with quite a few pharmaceutical companies; but the process of partnering technology, takes up to, and sometimes over, a year to complete the due diligence process. Over time, each one of these technologies will add substantial value to Samaritan if out-licensed and/or if approved."

Highlights of the main products or technologies closest to out-licensing or commercialization:

(1)      An HIV Drug with promising Phase II results.
         --------------------------------------------
           Early data suggest no serious side effects and (CD4) immune system improvement. The analysis of data is presently being prepared for FDA submission.

(2)      A Pharmacological (rat) model for Alzheimer's disease.
         ------------------------------------------------------
           Four weeks treatment of a rat results in its loss of memory and Alzheimer's disease-like brain pathology. This model is ideal for pharmaceutical companies and scientists to screen their Alzheimer's drugs for prevention, stabilization of the disease and cures for Alzheimer's disease.

(3)      Alzheimer's  disease compounds - that offer protection against
         ------------------------------
         beta-amyloid neurotoxicity, a condition associated with Alzheimer's disease.

(4)      A Peptide  therapeutic  that binds  cholesterol  - it can be used to
         -----------------------------------------------
         clean the blood of excessive cholesterol in acute high cholesterol conditions.

(5)      An Alzheimer's Diagnostic kit - a simple blood test that identifies
         -----------------------------
         specific circulating brain steroids that have been oxidized in the brains of Alzheimer's patients.

(6)      A Breast Cancer Theranostic kit - this biopsy predicts the
         -------------------------------
         aggressiveness of a breast cancer tumor which allows a physician, in a timely manner, to recommend the best and possibly the least invasive treatment for a patient.

Drug Candidate Pipeline
Drug Candidates  Indication          Syn &    Bio     Toxic    Mech    Metab  In Vivo  IND
                                     Pur      Test    Test                     Test

SP-10       HIV, Alzheimer's (AD)    xxxx     xxxx     xxxx             IP

SP-02-50    HIV, AD                  xxxx     xxxx     xxxx

SP-222      AD, Neurodegeneration    xxxx     xxxx     xxxx    xxxx     IP

SP-222b     Stem Cell Therapy        xxxx     xxxx     xxxx    xxxx     IP

SP-222c     Cancer                   xxxx     xxxx     xxxx    xxxx     IP

SP-223-230   AD, Neurodegeneration   xxxx     xxxx      IP

SP-1000        High Cholesterol      xxxx     xxxx

SP-5000         Cancer               xxxx      IP

*IP = In Progress

Diagnostic/Theranostic Pipeline

Diagnostic Test              In Vitro         Human Testing     Human Testing
                             Testing          (Small Sample)    (Large Sample)

Breast Cancer                 XXXX             XXXX            In Progress

Alzheimer's/Amyloidoisis      XXXX             XXXX            In Progress

Alzheimer's Generation II     XXXX

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

FORWARD-LOOKING STATEMENTS

This report and other oral and written statements made by us to the public contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based upon management's current expectations that are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in our forward-looking statements. Such statements address the following subjects: our need for and ability to obtain additional capital, including from the sale of equity and/or from federal or other grant sources; our expected future losses; the sufficiency of cash and cash equivalents; our ability to generate revenues; our ability to develop commercially successful products, including our ability to obtain FDA approval to initiate further studies of our potential products and our technologies; the high cost and uncertainty of the research and development of pharmaceutical products; the unpredictability of the duration and results of the U.S. Food and Drug Administration's review of new drug applications; the possible impairment of our existing, and the inability to obtain new, intellectual property rights and the cost of protecting such rights as well as the cost of obtaining rights from third parties when needed on acceptable terms; our ability to enter into successful partnering relationships with respect to the development and/or commercialization of our product candidates; our dependence on third parties to research, develop, manufacture and commercialize and sell any products developed; our ability to improve awareness and understanding of our company, our technology and our business objectives; whether our predictions about market size and market acceptability of our products will prove true; and our understandings and predictions regarding the utility of our potential products and our technology. Statements in this report expressing our expectations and beliefs regarding our future results or performance are forward-looking statements that involve a number of substantial risks and uncertainties. When used in this Form 10-QSB, the words "anticipate," "believe," "estimate," "expect," "intend," may be," "seek," "plan," "focus," and "potential" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Our actual future results may differ significantly from those stated in any forward-looking statements. As a result of the foregoing and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect our business, financial condition, operating results and stock price. We are not under any duty to update any of the forward-looking statements in this report to conform these statements to actual results, unless required by law. For further information, refer to the more specific risks and uncertainties discussed above and throughout this report.

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 2 to the audited financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001. Management believes the application of these policies on a consistent basis enables the Company to provide reliable and useful information about the Company's operating results and financial conditions.

Item 3.  Controls and Procedures

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that Samaritan's disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Legal Proceedings" in our Form 10-KSB filed April 26, 2002 and our Form 10-QSB file August 14, 2002.

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

   Date              Name of Class        Amount of Shares     Total Offering

July-September       Common Stock             2,160,000           $216,000
   2002              Private Placement
                        2002

July-September       Common Stock             1,160,000           $116,000
   2002              Private Placement
                     2002 (To be Issued)

July-September       Compensation for           211,518           $211,518
   2002              services rendered

July-September       Options Exercised        3,007,657           $408,903
   2002

The SEC declared effective the Company's registration statement on Form SB-2, Commission Registration No. 333-52296, on December 20, 2000 (as amended and supplemented from time to time, "Registration Statement"). Under the Registration Statement, certain selling shareholders may sell shares of Common Stock, which is the title of the class of securities registered, acquired from the Company. The Company does not receive any proceeds from the sale of securities being offered by the selling shareholders under the Registration Statement. The Company registered the shares for sale to provide the selling shareholders with freely tradable securities, but the registration of the shares does not necessarily mean that any of the shares will be offered or sold by the selling shareholders. However, we may receive payments under agreements relating to the shares and may receive proceeds from the exercise of warrants. Such proceeds are intended for use as to working capital and other corporate purposes. The offering under the Registration Statement has not terminated. The Registration Statement registered a total of 11,825,000 shares for a total anticipated offering price, subject to conditions, of $20,000,000. The amount of shares sold by the selling shareholder during this quarter is believed to be 890,000 for aggregate proceeds of $129,777. The Company received, under its agreements as noted above, proceeds of $129,777 and incurred, in connection with the registration, estimated expenses of $3,000 for legal, printing, and related offering expenses, with net proceeds to the Company of approximately $126,777 used primarily for working capital, legal fees and for payments to Georgetown University (again not from the sale of the securities under the Registration Statement, but from agreements with the selling shareholders).

Item 6. Exhibits and Reports on Form 8-K.

(a) Reports on Form 8-K.
Samaritan Pharmaceuticals filed two Current Reports on Form 8-K during the third quarter of fiscal 2002.

            1) Certification of Janet Greeson, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Certification of Eugene Boyle, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 2) Change in registrant's certifying accounting firm.

(b) Exhibits

Listed below are all exhibits filed as part of this report. Some exhibits are filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibits
No.                      Description
----------------------------------------------------------------------
2.1      Agreement and Plan of Reorganization (1)
3.1      Articles of Incorporation, as amended and restated (5)
3.2      By-Laws (3)
4.1      Form of common stock certificate (1)
4.2      1997 Stock Option Plan (1)
4.3      2001 Stock Option Plan (4)
5.1      Form of Opinion re:  Legality of Law Offices of Richard Rossi, P.A.
10.1     Assignment between Linda Johnson and the Company dated
         September 6, 2000. (5)
10.2 Assignment between Linda Johnson and Spectrum Pharmaceuticals Corporation dated May 14, 1999. (5)
10.3 Agreement containing the assignment of U.S. Patent Application 07/233,247 with improvements dated May 22, 1990. (5)
10.4 Agreement between AIDS Research Alliance Agreement and the Company dated March 5, 1999 (1)
10.5     Common Stock Purchase Agreement between Company and Fusion Capital
         Fund II, LLC, dated November 2, 2000 (2)
10.6 Form of Registration Rights Agreement between Company and Fusion Capital Fund II, LLC. (2)
10.7 First Amendment to Common Stock Purchase Agreement Amendment between Company and Fusion Capital Fund II, LLC dated as of January 3, 2001 (2)
10.8     Agreement between Samaritan Pharmaceuticals, Inc. and Doug Bessert (5)
10.9     Agreement between Samaritan Pharmaceuticals, Inc. and Eugene Boyle (5)
10.1     Agreement between Samaritan Pharmaceuticals, Inc and Janet Greeson (5)
16.1     Letter on change in certifying accountant (6)
21.0     List of Subsidiaries (1)

(1) Filed as an exhibit to Form 10-SB, including any amendments, on July 21, 1999 and incorporated herein by reference. (2) Filed as an exhibit Form SB-2, including any amendments, on December 19, 2000, and incorporated herein by reference. (3) Filed as an exhibit to Form 10KSB, including any amendments, on April 3, 2001 and incorporated herein by reference. (4) Filed as an exhibit to DEF 14 A, including any amendments, on April 3, 2001 and incorporated herein by reference (5) Filed as an exhibit to 10-QSB, including any amendments, on August 14, 2002 and incorporated herein by reference. (6) Filed as an exhibit to Form 8-K, on September 27, 2002 and incorporated herein by reference

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMARITAN PHARMACEUTICAL, INC

Dated: 14 November, 2002                              By: /s/ Eugene Boyle
                                                        ------------------------
                                                              Eugene Boyle,
                                                              CFO

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Janet Greeson CEO, certify that:

1.  I  have  reviewed  this  quarterly   report  on  Form  10-QSB  of  Samaritan
Pharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 14 November 2002                    /s/ Janet Greeson C.E.O
                                              Janet Greeson C.E.O

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Eugene Boyle CFO, certify that:

1.  I  have  reviewed  this  quarterly   report  on  Form  10-QSB  of  Samaritan
Pharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: 14 November 2002                 /s/ Eugene Boyle CFO
                                            Eugene Boyle CFO

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Doug Bessert, Vice President, certify that:

1.  I  have  reviewed  this  quarterly   report  on  Form  10-QSB  of  Samaritan
Pharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 14 November 2002                            /s/ Doug Bessert
                                                      Doug Bessert VP
                                       17