Form 10KSB
period 2002-12-31
SAMARITAN PHARMACEUTICALS INC
filed 2003-04-15
CIK 1057377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                   Form 10-KSB
(Mark One)
                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
   (X)                 OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       Or

                  TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d)
   ( )            OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____to______
                         Commission file number 0-26775
                                  -------------
                         Samaritan Pharmaceuticals Inc.
                 (Name of small business issuer in its charter)

              Nevada                             88-0431538
 (State or other jurisdiction of             (I.R.S.Employer
   Incorporation or organization)            Identification No.)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The registrant had no revenues in the fiscal year ended December 31, 2002.

The aggregate market value of the issued voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common stock, as of February 7, 2003, was approximately $8,185,750 based upon, as a reasonable assumption, that the issuer's shareholders list, standing alone, supplies an accurate presentation of those shareholders who are non affiliates, determined by the issuer to be those persons who are not officers, Directors or owners of 10% or more of the common stock. The company had 64,555,960 common shares issued and outstanding as of February 7, 2003.

Transitional Small Business Disclosure Format (Check one): Yes__ No _X_

                         SAMARITAN PHARMACEUTICALS, INC.

                                   FORM 10-KSB
                   GENERAL FORM FOR REGISTRATION OF SECURITIES

                                Table of Contents

                                     Part I

Item 1.  Description of Business....................................       2

Item 2.  Description of Property....................................       19

Item 3.  Legal Proceedings..........................................       19

Item 4.  Submission of Matters to a Vote of Security Holders........       19

                                     Part II

Item 5. Market For Common Equity and Related Stockholder Matters..         19

Item 6.  Management's Discussion and Analysis or Plan of Operation.        22

Item 7.  Financial Statements...................................           28

Item 8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosures..................           29

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control
       Persons; Compliance With Section 16(a) of the Exchange Act.         29

Item 10.  Executive Compensation................................           32

Item 11.  Security Ownership of Certain Beneficial
               Owners and Management............................           38

Item 12.  Certain Relationships and Related Transactions........           38

Item 13.  Exhibits and Reports on Form 8-K......................           39

Item 14.  Controls and Procedures ..............................           40

             Signatures.........................................           41

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

                                     PART I

Item 1.     Description of Business.

Overview

            Samaritan was formed in March 1996 and became public in October 1997. Our principal executive offices are located at 101 Convention Center Drive, Suite 310, Las Vegas, NV 89109, and our telephone number is
(702)735-7001.

            Samaritan Pharmaceuticals, Inc. is a development stage biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as Alzheimer's, Cancer, central nervous system ("CNS") disorders, cardiovascular disease and HIV.

            Our overall corporate strategy is to build a robust technology pipeline by 1. In-licensing early-stage patented technologies from Academic Research Centers, 2. Focus on the discovery and the development of new drug compounds and technology to add to our pipeline at Samaritan Laboratories, in collaboration with Georgetown University.

            Competition

            The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Many entities, including pharmaceutical and biotechnology companies, academic institutions and other research organizations are actively engaged in the discovery and research and development of products that could compete directly with our products under development.

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

 -- The ability to gain reimbursement status from appropriate government agencies, insurers and other third-parties;

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

License Agreements

            On June 18, 2001, Georgetown University granted Samaritan an Exclusive Worldwide License to Georgetown's patent application for "Early Detection of Alzheimer's." Georgetown's research efforts toward this patent application accumulated over a seven-year period. The patent application, entitled, "Neurosteroids as Markers for Alzheimer's Disease", naming inventors Vassilios Papadopoulos, Rachel C. Brown and Caterina Cascio, is believed to detect early damage resulting from Alzheimer's. Their findings, that brain levels of DHEA, are increased in Alzheimer's pathology; have significant relevance, given the fact that many companies are currently advocating increasing DHEA with supplements as a means to prevent the development of Alzheimer's disease and, therefore, may put prospective Alzheimer's patients at risk.

            On July 25, 2001, Georgetown University granted Samaritan an Exclusive Worldwide License to Georgetown's patent application for a breast cancer diagnostic test that can be used as a tool to improve the detection, diagnosis, prognosis, prevention and possibly the treatment of breast cancer. The patent application, entitled, "Peripheral-type Benzodiazepine Receptor: A Tool for Detection, Diagnosis, Prognosis, and Treatment of Human Breast Cancer," naming as inventors, Vassilios Papadopoulos and Martine Culty, identifies a protein named Peripheral-type Benzodiazepine receptor (PBR) to be responsible for part of the changes in cellular and molecular functions in the development and progression of breast cancer. Although today there are methods for the detection of breast tumors, such as a mammogram, little is known about the early prognosis of a tumor to metastasize. Georgetown's scientists have identified a correlation between high levels of PBR and the aggressiveness of a tumor. Biopsies, considered to be safe procedures, would be used for PBR measurements and if the levels are high, scientists believe it could serve as a marker for the aggressiveness of a tumor with early detection, diagnosis and prognosis. Georgetown's research efforts toward this patent application have accumulated over an 8-year period and, in addition, Samaritan plans to explore research seeking possible prevention technology and drugs to inhibit, block or arrest the production of this protein PBR identified as a marker for breast cancer.

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

            The Modernization Act establishes a statutory program for the approval of fast track products, including biologics. A fast track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. Under the fast track program, the sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a fast track product at anytime during the clinical development of the product. The Modernization Act specifies that the FDA must determine if the product qualifies for fast track designation within 60 days of receipt of the sponsor's request. The FDA can base approval of a marketing application for a fast track product on an effect, on a clinical endpoint or on another endpoint that is reasonably likely to predict clinical benefit. The FDA may subject approval of an application for a fast track product to post-approval studies to validate the surrogate endpoint or confirm the effect on the clinical endpoint and prior review of all promotional materials. In addition, the FDA may withdraw its approval of a fast track product on a number of grounds, including the sponsor's failure to conduct any required post-approval study with due diligence. If a preliminary review of clinical data suggests that a fast track product may be effective, the FDA may initiate review of sections of a marketing application for a fast track product before the sponsor completes the application. This rolling review is available if the applicant provides a schedule for submission of remaining information and pays applicable user fees. However, the time periods specified under the Prescription Drug User Fee Act concerning timing goals to which the FDA has committed in reviewing an application do not begin until the sponsor submits the entire application. We may request fast track designation for our HIV drug and other products.

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

            We have not received approval in the U.S. or any foreign states or foreign jurisdictions for the commercial sale of any of our potential therapeutics products. However, the FDA has accepted our IND for the clinical examination of our HIV drug. Completion of testing, studies and trials may take several years, and the length of time varies substantially with the type, complexity, novelty and intended use of the product. There can be no assurance that any of our development programs will be successfully completed, that any IND will become effective or that additional clinical trials will be allowed by the FDA or other regulatory authorities or that we will successfully develop any marketable pharmaceutical product.

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

Environmental Matters

            We currently rely primarily on third party independent contractors and the research efforts of Georgetown University, AIDS Research Alliance and the University of Iowa to conduct research and development on and manufacture clinical supplies of our proposed drugs. However, to the extent that any of our current and future research and development activities involve the use of hazardous materials and chemicals, or produce waste products, we will be subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials. Although we would expect that our safety procedures for handling and disposing of these materials would comply with the standards prescribed by such laws and regulations, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. In addition, the risk of accidental contamination or injury from hazardous and radioactive materials cannot be completely eliminated. The potential liability for damages stemming from accidents involving these materials may exceed our insurance coverage or available resources.

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

Employees

            As of December 31, 2002, we had 5 employees that work directly for Samaritan Pharmaceuticals and 7 scientists that work under our collaboration agreement with Georgetown University. In addition, we make extensive use of consultants.

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

            Even though we believe that our cash on hand and our financing commitment with Fusion Capital should be sufficient to meet our projected operating and capital requirements, we might require substantial additional funds. The amount of which will depend, among other things, on the rate of progress and the cost of our research and product development programs and clinical trial activities, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, and the cost of developing manufacturing and marketing capabilities, if we decide to undertake those activities. We do not have any commitments or arrangements to obtain any such funds and there can be no assurance that any additional funds, whether through exercise of the Warrants and Options, additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, will be available to us upon terms acceptable to us or at all. If we are unable to obtain additional financing we might be required to delay, scale back or eliminate certain of our research and product development programs or clinical trials, or be required to license third parties to commercialize products or technologies that we would otherwise undertake ourselves, or cease certain operations all together, any of which might have a material adverse effect upon us.

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

            Some of our potential therapeutic programs are in research or preclinical development, the results of which do not necessarily predict or prove safety or efficacy in humans. Therefore, we must demonstrate each product's safety and efficacy in humans through extensive clinical testing. Although for planning purposes we project the commencement, continuation and completion of our clinical trials, we may experience numerous unforeseen events during, or as a result of the testing process, that could delay or prevent commercialization of our products, including the following:

-- the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

-- after reviewing test results, we or our collaborators may abandon projects that we might previously have believed to be promising;

-- we, our collaborators or regulators, may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks;

-- we may have to delay clinical trials as a result of scheduling conflicts with participating clinicians and clinical institutions, or difficulties in identifying and enrolling patients who meet trial eligibility criteria;

-- safety and efficacy results attained in early human clinical trials may not be indicative of results that are obtained in later clinical trials; and

-- the effects our potential products have may not be the desired effects or may include undesirable side affects or other characteristics that preclude regulatory approval or limit their commercial use if approved.

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

            We are currently dependent on one source of supply for our HIV drug, the University of Iowa, and there would be a material adverse effect on our business and prospects if we were unable to obtain adequate supplies. University of Iowa manufactures the material in a facility which adheres to current Good Manufacturing Practices, or cGMP, regulations enforced by the FDA through its facilities inspection program. If our supplier was unable to produce and provide us with the HIV product, especially of cGMP grade, we will be forced to identify an alternative supplier or produce the product ourselves. In the case of the former, we currently do not have an alternative supplier capable of meeting our needs and might experience delays in replacing our supplier. We would be required to design, in addition, if the suppliers produce an inadequate supply, or fail to produce or deliver the product on a timely basis; our clinical testing may be delayed, thereby delaying the submission of products for regulatory approval or the market introduction and subsequent sales of our products. Any such delay may lower our revenues and potential profitability and otherwise have a material adverse effect on us.

            In the event of dissolution of the Georgetown University Collaboration, we cannot now determine which assets of the Collaboration we would acquire, other than the assets we have already licensed. Aside from the HIV technology, we are substantially dependent upon our licensed product opportunities.

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

            We may not be able to adequately protect our proprietary rights. Our success will depend in significant part on our ability to obtain and maintain elements of business protection practices, including but not limited to U.S. patent protection for our licensed technologies, preservation and defense of our trade secrets and proprietary rights, and operations that do not infringe upon the proprietary rights of third parties. Because of the length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical industry has traditionally placed considerable importance on obtaining patent and trade secret protection for significant new technologies, products and processes. We can't assure you that patents will be issued from the patent applications we own, or have licensed or that the patent issued to us will provide us with significant protection against competitive applications or otherwise be commercially valuable. In addition, patent law relating to certain of our fields of interest, particularly as to the scope of claims in issued patents, is still evolving. Patent positions may not be as strong as in other more well-established fields, and it is unclear how this uncertainty will affect our patent rights.

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

            Our success is dependent upon the continued services and performance of Dr. Janet Greeson, our chief executive officer; president and chairman; and Dr. Vassilios Papadopoulos, our chief scientific officer. The company does not maintain key man insurance on either officer or the loss of their services could delay our product development programs and our research and development efforts at Georgetown University. In addition, the loss of Dr. Janet Greeson may result in the loss of the Georgetown University Collaboration.

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

3.       Risks Related to our Common Stock

            We are authorized to issue additional shares of our common stock without stockholder approval, which could have an adverse affect upon the rights of our stockholders and the market price of our common stock. We have a substantial number of shares of common stock un-issued and not reserved for specific issuances, of which we could issue an amount equal to 20% of our outstanding shares of common stock, without any action or approval by our stockholders in accordance to Samaritan Pharmaceuticals, Inc. 2001 Stock Incentive Plan (the "2001 Plan"), thus substantially diluting the percentage ownership of Samaritan Pharmaceuticals held by purchasers of the securities offered hereby and potentially adversely affecting the market price of our common stock.

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

Item 2. Description of Property

            The company's executive offices are currently located at 101 Convention Center Drive, Suite 310, Las Vegas, Nevada 89109. The 1,100 square foot office space is rented at a base rent of $2,620 per month. In addition, under the Research Collaboration agreement between Georgetown University and Samaritan Pharmaceuticals, Georgetown provides space which is located at Samaritan Research Laboratories, Georgetown University Medical Center, Medical Dental Building, Suite SE 111, 3900 Reservoir Road, NW, Washington, DC 20007.

Item 3. Legal Proceedings

            We are, from time to time, involved in various legal proceedings in the ordinary course of our business and are currently executing a settlement agreement signed by all parties to resolve previously reported pending lawsuits. We believe based on the settlement agreement that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will not have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None

                                     Part II
                                  -------------

Item 5. Market for Common Equity and Related Stockholder Matters


(a)         Market Information

            The Company's Common Stock is traded on the NASDAQ over-the-counter("OTC") Bulletin Board under the symbol "SPHC.OB" and the name of Samaritan Pharmaceuticals, Inc.

            The following table sets forth (a) the range of high and low bid closing quotations for our common stock on the over-the-counter market for each quarter within the last two fiscal years. The over-the-counter quotes reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. The quotations may be rounded for presentation.

                                   Bid Prices


           Period                                   Low     High
Quarter Ended December 31, 2002                     0.15    0.24
Quarter Ended September 30, 2002                    0.15    0.30
Quarter Ended June 30, 2002                         0.13    0.20
Quarter Ended March 31, 2002                        0.14    0.30


Quarter Ended December 31, 2001                     0.11    0.15
Quarter Ended September 30, 2001                    0.14    0.27
Quarter Ended June 30, 2001                         0.20    0.40
Quarter Ended March 31, 2001                        0.44    0.75

 (b) Holders

            As of December 31, 2002 there were approximately seven hundred fifty-two (752) holders of record of the Company's common stock. Certain of the shares of common stock are held in "street" name and may, therefore, be held by numerous beneficial owners.

(c) Dividends

            The Company has never paid a cash dividend on its common stock. The payment of dividends may be made at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company's operations, its capital requirements, and its overall financial condition.

(d) Equity Compensation Plan Information


                  Number of securities    Weighted average        Number of
                  to be issued upon       exercise price of       securities
                  exercise of             outstanding             remaining
                  outstanding options     options, warrants        for future
Name of Plan      warrants, and rights    and rights               issuance
------------      -----------------        ------------------      ----------
Equity compensation
Plans approved
By security holders    5,074,858             $0.16                  2,586,192
(1)

Equity compensation
Plans not approved
By security holders   3,094,350              $0.24                    ----
(2)

Total                 8,169,208

(1) Samaritan Pharmaceuticals, Inc. 2001 Stock Incentive Plan filed as an exhibit to DEF 14 A, including any amendments, on April 3, 2001 and incorporated herein by reference

(2) Agreements between Samaritan Pharmaceuticals, Inc., Doug Bessert, Eugene Boyle and Dr. Janet Greeson filed as an exhibit to 10-QSB, including any amendments, on August 14, 2002 and incorporated herein by reference.

Trust Agreements

            Samaritan Pharmaceuticals, Inc. has entered into trust agreements with institutional trustees providing for the payment out of the assets of the trusts of benefits accrued under our various benefit plans, employment agreements and other employment arrangements as we specify from time to time. To the extent not already irrevocable, the trusts would become irrevocable upon a change of control of Samaritan Pharmaceuticals. We may make contributions to the trusts from time to time, and additional funding could be required upon a change of control. To the extent funded, the trusts are to be used, subject to their terms and to the claims of our general creditors in specified circumstances, to make payments under the terms of the benefit plans, employment agreements and other employment arrangements from time to time specified by us.

(e) Recent sales of unregistered securities; use of proceeds from registered securities

            Securities, unregistered, were sold by the Company in the fourth quarter of 2002 under an exemption from registration. The title of these securities was the Common Stock of the Company. They were sold for cash unless otherwise noted in this section. They were sold in private transactions to persons believed to be of a class of private investors acting on their own comprised of "accredited investors" (as such term is defined in Regulation D of the U.S. Securities and Exchange Commission or "SEC") and a limited number of non-accredited investors. All investors, to the best knowledge of the Company, not affiliated with the Company, purchased the shares with an apparent investment intent. The Company relied upon, among other possible exemptions,
Section 4(2) of the Securities Act of 1933, as amended. It's reliance on said exemption was based upon the fact that no public solicitation was used by the Company in the offer or sale, and that the securities were legended shares, along with a notation at the respective transfer agent, restricting the shares from sale or transfer as is customary with reference to Rule 144 of the SEC.

Management notes that stock was issued as follows during the three months ended December 31, 2002

No. of shares          Issued Pursuant To                    Price/valuation
-------------          ------------------                    ---------------
  612,500          Subscriptions due at December 31 2002        $ 62,500
2,000,000          Sale of common stock                         $300,000
  937,500          Sale of restricted stock                     $ 93,750

            The total offering price, during the fourth quarter as to these shares, was $456,250, less expenses, estimated to be a total of $10,000 for printing, legal, postage, and other expenses related to the offering. The SEC declared effective the Company's registration statement on Form SB-2, Commission Registration No. 333-52296, on December 20, 2000 (as amended and supplemented from time to time, "Registration Statement").

            Under the Registration Statement, certain selling shareholders may sell shares of Common Stock, which is the title of the class of securities registered, acquired from the Company. The Company does not receive any proceeds from the sale of securities being offered by the selling shareholders under the Registration Statement. The Company registered the shares for sale to provide the selling shareholders with freely tradable securities, but the registration of the shares does not necessarily mean that any of the shares will be offered or sold by the selling shareholders. However, we may receive payments under agreements relating to the shares and may receive proceeds from the exercise of warrants. Such proceeds are intended for use as to working capital and other corporate purposes. The offering under the Registration Statement has not terminated. The Registration Statement registered a total of 11,825,000 shares for a total anticipated offering price, subject to conditions, of $20,000,000. The amount of shares sold to the selling shareholder to date is 7,113,300 for aggregate proceeds of $1,312,738. The Company received, under its agreements as noted above, proceeds of $1,312,738 and incurred, in connection with the registration, estimated expenses of $32,000 for legal, printing, and related offering expenses, with net proceeds to the Company of approximately $1,280,706 used primarily for working capital (again not from the sale of the securities under the Registration Statement, but from agreements with the selling shareholders). The payment of offering related expenses by the Company as to direct or indirect payment to others (not officers, Directors, or persons holding 10% or more of any class of security of the Company nor any affiliates of the Company).

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

            On November 13, 2000, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, a Chicago-based institutional investor, whereby Fusion Capital agreed, subject to contract terms, to buy $20 million of the Company's common stock. The aggregate equity investment committed to the Company by Fusion Capital is $20 million. These funds will be used to further develop Samaritan's technology various stages of the FDA process and for acquisitions, alliances and other corporate opportunities. More specifically, Fusion Capital has agreed to purchase from the Company up to $20 million of the common stock over a 50-month period, subject to a three-month extension by the Company. After the U.S. Securities & Exchange Commission declared effective a registration statement, each month Samaritan has the right to sell to Fusion Capital $400,000 of its common stock at a price based upon the market price of the common stock on the date of each sale without any fixed discount to the market price. At the Company's sole option, Fusion Capital can be required to purchase lesser or greater amounts of common stock each month up to $20 million in the aggregate. The Company has the right to control the timing and the amount of stock sold to Fusion Capital. Samaritan also has the right to terminate the agreement at any time without any additional cost. Other terms and conditions apply.

Business Model

            Our business model is primarily focused on the commercialization of our product pipeline and patent portfolio. We seek potential products, mainly from the Georgetown-Samaritan collaboration, and then focus on the continual development of these products. Our first development objective for a potential drug candidate is to file for an Investigational New Drug ("IND") application, to conduct human clinical trials, with the eventual goal of obtaining marketing approval for each of the selected technologies.

     We currently have several technologies in our product pipeline: requesting an End of Phase II Meeting with the FDA for HIV clinical trial with positive data; an animal (rat) model for Alzheimer's disease; Novel Neuroprotective compounds; a Peptide to bind cholesterol; an Alzheimer's and Breast Cancer Diagnostic/Theranostic; and a series of novel compounds.

Business Value

            What separates Samaritan and the promise of Samaritan is predicated on generating the best value through the development of true medical advances based on the insights, intuition and creativity of its scientists at Samaritan Research Laboratories, Georgetown University Medical Center.

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

            Samaritan plans to license its drug candidate's late stage, after the technology is validated with "proof of concept" science, thereby capturing the greater portion of the potential value of its drug candidates. The closer the technology is to "proof of concept" FDA Phase I and II, corporate marketing and/or development partnerships are sought, in a manner that strategically fits with the Company's overall goal of building shareholder value. In certain disease categories, Samaritan may process its drug candidates through all human clinical trials.

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

            During the fiscal year ended December 31, 2002, we concentrated the majority of our efforts on Samaritan Research Laboratories, our collaboration with Georgetown University. We have the benefit of a strong portfolio of opportunities, each of which must compete for resources and priority status. A key currency in the biotechnology and pharmaceutical market is patents and strong intellectual property. A central activity for us has been, and continues to be, the acquisition, development and maintenance of intellectual property positions directly in support of defined product development opportunities. We continue to expend significant funds and efforts on licenses and patent protection. In addition, we are continually examining our intellectual property positions in relation to competitive activities and our ability to operate and defend our positions in relation to products. We believe that this is a key value element for our development.

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

(3)      Alzheimer's disease compounds.
         -------------------------------
           Compounds offer protection against beta-amyloid neurotoxicity, a condition associated with Alzheimer's disease.

(4)      A Peptide therapeutic that binds cholesterol.
         ------------------------------------------------

           Peptide can be used to clean the blood of excessive cholesterol in acute high cholesterol conditions.

(5)      An Alzheimer's Diagnostic kit.
         -----------------------------
            A simple blood test that identifies specific circulating brain steroids that have been oxidized in the brains of Alzheimer's patients.

(6)      A Breast Cancer Theranostic kit.
         ---------------------------------
            A biopsy test that predicts the aggressiveness of a breast cancer tumor which allows a physician, in a timely manner, to recommend the best and possibly the least invasive treatment for a patient.


A.  Drug Candidates

Drug                  Synthesis &  Biological  Toxicity  Mechanism
Candidates Indication  Purification Testing     Testing   of Action  Metabolism
--------------------------------------------------------------------------------
SP-10       HIV,         xxxx         xxxx       xxxx     xxxx          In
            Alzheimer's                                               Progress
            Cortisol
            Disease
--------------------------------------------------------------------------------
SP-02       HIV          xxxx         xxxx       xxxx
to          Alzheimer's
SP-25
--------------------------------------------------------------------------------
SP-26       HIV          xxxx         In
to          Alzheimer's               Progress
SP-50
--------------------------------------------------------------------------------
SP-222      Alzheimer's, xxxx         xxxx       xxxx     xxxx          In
                                                                      Progress

--------------------------------------------------------------------------------
SP-222b     Stem Cell    xxxx         xxxx       xxxx     xxxx          In
            Therapy                                                   Progress
--------------------------------------------------------------------------------
SP-222c     Cancer       xxxx         xxxx       xxxx     xxxx          In
                                                                      Progress
--------------------------------------------------------------------------------
SP-223      Alzheimer's, xxxx         xxxx       xxxx     xxxx          In
                                                                      Progress
--------------------------------------------------------------------------------
SP-234      Alzheimer's  xxxx                                           In
To                                                                    Progress
SP-250
--------------------------------------------------------------------------------
SP-1000     Cholesterol  xxxx        xxxx
            Reducer
--------------------------------------------------------------------------------
SP-5000     Cancer       xxxx                                           In
            Diagnosis,                                                Progress
            Treatment

HIV Drug

            On March 7, 2003, Samaritan Pharmaceuticals Inc. and Samaritan Research Labs, Georgetown University, announced that its HIV Phase Ib/IIa clinical trail data and analysis, conducted at, and led by Dr. Steven J. Brown, of the AIDS Research Alliance, Los Angeles, CA, has been provided to Samaritan.

            These clinical trial results will be submitted for publication to several medical journals. To prevent denial of publication for reasons of "pre-publication," and to preserve Samaritan's rights under our patent applications, the results will be kept confidential, pending publication.

            Phase II is a dose finding and "proof of concept" study conducted in a relatively small number of carefully selected HIV patients, plus a placebo-controlled group. In the Clinical trial, patients received several doses of the test drug (dose finding) and the resulting data allowed researchers and statisticians to make a quantitative assessment of drug effects. Samaritan believes our HIV drug has future potential and is developing its strategy for further development in Phase III. In evaluating the company's statements about Samaritan's HIV drug, you should specifically consider various factors, including the risks outlined in "Risk Factors."

B. Animal Testing Models for Alzheimer's

            Samaritan is conducting research and development of animal models for Acute Alzheimer' and Chronic Alzheimer's. We are currently doing in-vitro validation and in-vivo testing with animal models. The models, if successful, will allow efficacy testing for new therapies.

C. Diagnostics/Theranostics

            One of the major problems with the diagnosis and treatment of diseases is the inability of clinicians to determine the onset of disease, thereby enhancing a doctor's ability to prescribe therapy. Samaritan is conducting research and development of diagnostic kits whereby the onset of diseases can be detected. Our diagnostics also requires FDA approval before we can market them to the public. We are applying to the FDA for IDE's in the near future. The following is a chart of our progress to date.

Test                   In Vitro       Human Testing     Human Testing
                       Testing     (Small Test Group) (Large Sample Size)
--------------------   --------     ----------------   ------------------
Breast Cancer          Completed      Completed          Completed
(BC Agress-Analysis)

Alzheimer's
(AD Predict-Analysis)  Completed      Completed          In Progress

Alzheimer's            In Progress
Generation II

Alzheimer's            In Progress   In Progress
Generation III

            As normal for a biotechnology company, we have incurred research and development stage losses since our inception. These losses consist primarily of research and related expenditures, marketing costs, consulting, and administrative overhead and expenses, incurred while the Company seeks to complete development of its product, which includes studies to obtain FDA final approval. No significant revenues have been earned by the Company, or cash flow from operations, to help pay these operating needs.

FORWARD-LOOKING STATEMENTS

This report and other oral and written statements made by us to the public contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based upon management's current expectations that are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in our forward-looking statements. Such statements address the following subjects: our need for and ability to obtain additional capital, including from the sale of equity and/or from federal or other grant sources; our expected future losses; the sufficiency of cash and cash equivalents; our ability to generate revenues; our ability to develop commercially successful products, including our ability to obtain FDA approval to initiate further studies of our potential products and our technologies; the high cost and uncertainty of the research and development of pharmaceutical products; the unpredictability of the duration and results of the U.S. Food and Drug Administration's review of new drug applications; the possible impairment of our existing, and the inability to obtain new, intellectual property rights and the cost of protecting such rights as well as the cost of obtaining rights from third parties when needed on acceptable terms; our ability to enter into successful partnering relationships with respect to the development and/or commercialization of our product candidates; our dependence on third parties to research, develop, manufacture and commercialize and sell any products developed; our ability to improve awareness and understanding of our company, our technology and our business objectives; whether our predictions about market size and market acceptability of our products will prove true; and our understandings and predictions regarding the utility of our potential products and our technology.

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


                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        - -----------------------------


                                      INDEX
                                                                    Page Number
                                                                    -----------
INDEPENDENT AUDITORS' REPORT                                            F-2

CONSOLIDATED FINANCIAL STATEMENTS:

       Balance Sheet                                                    F-3

       Statements of Operations                                         F-4

       Statements of Shareholders' Deficit                            F-5-F-6

       Statements of Cash Flows                                         F-7

       Notes to Financial Statements                                 F-8 - F-15

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Samaritan Pharmaceuticals, Inc.

         We have audited the accompanying consolidated balance sheet of Samaritan Pharmaceuticals, Inc. (a development stage company) as of December 31, 2002 and the related consolidated statements of operations, shareholders' deficit and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, the consolidated financial position of Samaritan Pharmaceuticals, Inc. (a development stage company) as of December 31, 2002 and the consolidated results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and as more fully described in Note 1, the Company anticipates that additional funding will be necessary to sustain the Company's operations through the year ending December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                        /s/ Sherb & Co., LLP
                                                            Sherb & Co., LLP
                                                    Certified Public Accountants

New York, New York
April 9, 2003
                                       F-2

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                               December 31, 2002

                                     ASSETS

CURRENT ASSETS:
       Cash                                                  $          357,826
       Prepaid expenses                                                   3,000
                                                             -------------------
            TOTAL CURRENT ASSETS                                        360,826
                                                             -------------------
PROPERTY AND EQUIPMENT                                                   35,205
                                                             -------------------
OTHER ASSETS:
       Patent registration costs                                        197,366
       Purchased technology rights                                       52,671
       Deposits                                                          15,720
                                                             -------------------
            TOTAL OTHER ASSETS                                          265,757
                                                             -------------------
                                                             $          661,788
                                                             ===================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
       Accounts payable                                      $          465,313
       Accrued expenses                                                 724,675
       Short-term borrowings                                            156,955
                                                             -------------------
            TOTAL CURRENT LIABILITIES                                 1,346,943
                                                             -------------------
DEFERRED REVENUE                                                        250,000
                                                             -------------------

SHAREHOLDERS'  DEFICIT:
       Common stock, 100,000,000 shares authorized at $.001
            par value, 64,549,908 issued and outstanding                 64,550
       Additional paid-in capital                                    16,794,240
       Accumulated deficit during development stage                 (17,793,945)
                                                             -------------------
            TOTAL SHAREHOLDERS' DEFICIT                                (935,155)
                                                             -------------------
                                                             $          661,788
                                                             ===================






        See accompanying notes to the consolidated financial statements.

                         SAMARITAN PHARMACEUTICALS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

       FROM INCEPTION (SEPTEMBER 5, 1994), AND FOR THE FOR THE NINE MONTHS
               AND FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001






                                            From
                                          Inception
                                     (September 5, 1994)           December 31,
                                     December 31, 2002           2002           2001
                                     -------------------    ------------   ------------
REVENUES:                         $             50,000    $           -   $          -
                                     -------------------    ------------   ------------
EXPENSES:

Research and development                     3,901,341        1,097,248      1,068,902
Interest, net                                   43,672           20,307          9,420
General and administrative                  12,939,872        2,419,215      2,623,148
Depreciation and amortization                1,096,840          520,383        516,116
Forgiveness of debt                           (137,780)               -       (137,780)
                                      ------------------    ------------   ------------
                                            17,843,945        4,057,153      4,079,806
                                      -------------------    ------------   ------------
NET LOSS                          $        (17,793,945)   $  (4,057,153)  $ (4,079,806)
                                      ===================    ============   ============

Loss per share, basic & diluted:  $              (1.09)   $       (0.08) $       (0.17)
                                      ===================    ============   ============
Weighted average number of
  shares outstanding:

  Basic and diluted                         16,324,613       50,788,659     24,467,817
                                      ===================    ============   ============


        See accompanying notes to the consolidated financial statements.

                        SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

             FROM INCEPTION (SEPTEMBER 5, 1994) TO DECEMBER 31, 2002


                                      Number    Par Value  Reserved     Additional                                          Total
                                        of       Common       for        Paid in                 Deferred  Accumulated Shareholders'
                                     Shares      Stock     Conversion    Capital     Warrants   Compensation   Deficit    Deficit
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
Inception at September 5, 1994             -  $       -  $         -  $         - $        -  $        - $          -   $         -

Shares issued for cash, net of
 offering costs                    6,085,386        609            -      635,481          -           -            -       636,090
Warrants issued for cash                   -          -            -            -      5,000           -            -         5,000
Shares issued as compensation
 for services                        714,500         71            -    1,428,929          -           -            -     1,429,000

Net loss                                   -          -            -            -          -           -    (2,152,843)  (2,152,843)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
December 31, 1996                  6,799,886        680            -    2,064,410      5,000           -    (2,152,843)     (82,753)

Issuance of stock, prior to
 acquisition                         206,350         21            -      371,134          -           -            -       371,155
Acquisition of subsidiary for
 stock                             1,503,000        150            -       46,545          -           -            -        46,695


Shares of parent redeemed,
 par value $.001                  (8,509,236)      (851)           -          851          -           -            -             -
Shares of public subsidiary
 issued, par value $.001           7,689,690      7,690          820       (8,510)         -           -            -             -

Net loss                                   -          -            -            -          -           -     (979,635)     (979,635)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------

December 31, 1997                  7,689,690      7,690          820    2,474,430      5,000           -    (3,132,478)    (644,538)

Conversion of parent's shares        696,022        696         (696)           -          -           -            -             -
Shares issued for cash, net of
 offering costs                      693,500        694            -      605,185          -           -            -       605,879
Shares issued in cancellation
 of debt                             525,000        525            -      524,475          -           -            -       525,000
Shares issued as compensation        400,000        400            -      349,600          -           -            -       350,000

Net loss                                   -          -            -            -          -           -    (1,009,945)  (1,009,945)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
December 31, 1998                 10,004,212     10,005          124    3,953,690      5,000           -    (4,142,423)    (173,604)

Conversion of parent's shares         13,000         13          (13)           -          -           -            -             -
Shares issued in cancellation
 of debt                              30,000         30            -       29,970          -           -            -        30,000
Shares issued for cash, net
 of offering costs                    45,000         45            -       41,367          -           -            -        41,412
Shares issued as compensation      3,569,250      3,569            -      462,113          -           -            -       465,682
Detachable warrants issued                 -          -            -            -    152,125           -            -       152,125
Detachable warrants exercised        100,000        100            -      148,900   (149,000)          -            -             -
Debentures converted to stock      1,682,447      1,682            -      640,438          -           -            -       642,120

Net loss                                   -          -            -            -          -           -    (1,671,255)  (1,671,255)
                                   -----------   --------   ----------   ---------- ----------- ------------ -----------  ----------

December 31, 1999                 15,443,909     15,444          111    5,276,478      8,125           -    (5,813,678)    (513,520)

        See accompanying notes to the consolidated financial statements.


Conversion of parent's shares        128,954        129         (111)         (18)         -           -            -             -
Shares issued for cash, net
 of offering costs                 1,575,192      1,575            -      858,460          -           -            -       860,035
Shares issued in cancellation
 of debt                             875,000        875            -      660,919          -           -            -       661,794
Shares issued in cancellation
 of accounts payable                 100,000        100            -       31,165          -           -            -        31,265
Shares issued as compensation      3,372,945      3,373            -    2,555,094          -    (759,560)           -     1,798,907
Warrants exercised                    38,807         39            -        3,086     (3,125)          -            -             -
Warrants expired                           -          -            -        5,000     (5,000)          -            -             -

Net loss                                   -          -            -            -          -           -    (3,843,308)  (3,843,308)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------

December 31, 2000                 21,534,807     21,535            -    9,390,184          -    (759,560)   (9,656,986)  (1,004,827)

Shares issued for cash, net
 of offering costs                 6,497,088      6,497            -    1,257,758          -           -            -     1,264,255
Shares issued as compensation      9,162,197      9,162            -    1,558,599          -    (230,512)           -     1,337,249
Shares issued on previously
 purchased shares                    342,607        342            -      188,208          -           -            -       188,550
Shares issued in cancellation
 of accounts payable                 200,000        200            -       68,880          -           -            -        69,080
Amortization of deferred
 compensation                              -          -            -            -          -     495,036            -       495,036
Stock options issued for services          -          -            -      439,544          -           -            -       439,544

Net loss                                   -          -            -            -          -           -    (4,079,806)  (4,079,806)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
December 31, 2001                 37,736,699     37,736            -   12,903,173          -    (495,036)  (13,736,792)  (1,290,919)

Shares issued for cash, net
 of offering costs                18,657,500     18,658            -    2,077,641          -           -             -    2,096,299
Shares issued as compensation      3,840,525      3,841            -    1,044,185          -           -             -    1,048,026
Shares issued on previously
 purchased shares                     50,000         50            -        4,950          -           -             -        5,000
Shares issued in cancellation
 of accounts payable               4,265,184      4,265            -      539,291          -           -             -      543,556
Amortization of deferred
 compensation                              -          -            -            -          -     495,036             -      495,036
Stock options issued for servies           -          -            -      225,000          -           -             -      225,000
Net loss                                   -          -            -            -          -           -    (4,057,153)  (4,057,153)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
December 31, 2002                 64,549,908  $  64,550  $         -  $16,794,240 $        -  $        -  $(17,793,945) $  (935,155)
                                  ===========   ========   ==========   ========== =========== ============ ===========  ===========


        See accompanying notes to the consolidated financial statements.

                         SAMARITAN PHARMACEUTICALS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FROM INCEPTION (SEPTEMBER 5, 1994) AND FOR THE YEARS
                        ENDED DECEMBER 31, 2002 AND 2001







                                                                                From  To
                                                                                Inception                      Years Ended
                                                                            (September 5, 1994)                    Ended
                                                                                   To                          December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                                       DECEMBER 31, 2002           2002                2001
                                                                            -----------------           -----               -----

Net loss                                                           $            (17,793,945)  $      (4,057,153)  $      (4,079,806)
Adjustments to reconcile net loss to net cash used in
    operating activities:
          Depreciation and amortization                                             105,839              25,347              21,080
          Expenses paid through issuance of stock                                 6,475,364           1,048,026           1,337,249
          Stock options issued for services                                         664,544             225,000             439,544
          Amortization of deferred compensation                                     990,072             495,036             495,036
(Increase) decrease in assets:
          Prepaids and other current assets                                         (16,241)             17,284             (18,000)
Increase (decrease) in liabilities:
          Deferred revenue                                                          250,000                   -                   -
          Accounts payable and accrued expenses                                   1,735,600             221,440             452,296
                                                                     -----------------------    ----------------    ----------------
NET CASH USED IN OPERATING ACTIVITIES                                            (7,588,767)         (2,025,020)         (1,352,601)
                                                                     -----------------------    ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of technology                                                             (108,969)                  -                   -
Purchase of furniture and equipment                                                 (84,745)            (19,676)                  -
Patent registration costs                                                          (206,785)             (1,700)           (115,006)
                                                                     -----------------------    ----------------    ----------------
NET CASH USED IN INVESTING ACTIVITIES                                              (400,499)            (21,376)           (115,006)
                                                                     -----------------------    ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants                                                              157,125                   -                   -
Proceeds from debentures                                                            642,120                   -                   -
Proceeds from stock issued for cash                                               5,883,913           2,105,087           1,264,255
Common stock to be issued                                                           193,550                   -               5,000
Offering costs                                                                      (11,071)             (8,787)             (1,234)
Short-term loan repayments                                                         (131,467)           (131,467)                  -
Short-term loan proceeds                                                          1,612,922             135,022             315,900
                                                                     -----------------------    ----------------    ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         8,347,092           2,099,855            1,583,921

CHANGE IN CASH                                                                      357,826              53,459             116,314
CASH AT BEGINNING OF PERIOD                                                               -             304,367             187,853
                                                                     -----------------------    ----------------    ----------------
CASH AT END OF PERIOD                                              $                357,826   $         357,826   $         304,167
                                                                     =======================    ================    ================

NON-CASH FINANCING & INVESTING ACTIVITIES:

Purchase of net, non-cash assets of  subsidiary
     for stock                                                     $                    195   $               -   $               -
Short-term debt and accounts payarble retired through
    issuance of stock                                              $              2,433,735   $         543,556   $          69,080
Issuance of common stock, previously subscribed                    $                  5,000   $           5,000   $         188,550



         See accompanying notes to the consolidated financial statements

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. The Company Samaritan Pharmaceuticals, Inc. (sometimes the "Company" or "Samaritan") was formed in March 1996 and became public in October 1997. It was named Samaritan Pharmaceuticals in April 2001 to reflect a change in the charter and strategic focus of its business.

Samaritan Pharmaceuticals is an emerging product-driven biopharmaceuticals company. Samaritan is dedicated to saving lives by focusing on the development of unique therapeutic products for Alzheimer's, Aging Related Disorders, Cancer, Cholesterol Reduction, HIV, and Parkinson's disease. Samaritan has an emerging pipeline, with one drug candidate Anticort completing Phase II, two Predictive Medicine Diagnostics and several preclinical drug candidates. Samaritan's collaboration with Georgetown University is designed to accelerate discovery and the development of new products through the "proof of concept" phase and expand Samaritan's intellectual property coverage for proven drug candidates.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a loss since inception of $17,793,945. As such, the financial statements reflect recurring losses, working capital deficiencies, negative cash flows from operating activities, and adverse key financial ratios. The Company is dependent upon outside capital to continue in existence and to achieve profitable operations.

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

         D.  Intangibles

1) Legal fees associated with filing patents are recorded at cost. Amortization, once the patent is approved, will be calculated using the straight-line method, over the estimated useful lives of the patents. Because the patents were not approved at December 31, 2002, no amortization was recorded for 2002 and 2001.

2) Purchased technology rights are recorded at cost and are being amortized using the straight line method over the estimated useful life of the technology. Amortization was approximately $10,896 and $10,896 for the years ended December 31, 2002 and 2001. Accumulated amortization at December 31,2002 was $56,298.

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

         I.  Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2002, the Company does not believe that any impairment has occurred.

         J.  Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107 "Disclosures about Fair Value of Financial Instruments" (SFAS 107) requires the disclosure of fair value information about financial instruments whether or not recognized on the balance sheet, for which it is practicable to estimate the value. Where quoted market prices are not readily available, fair values are based on quoted market prices of comparable instruments. The carrying amount of cash, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments.

             K. Stock Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for the Company's stock at the date of the grant over the amount of an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

         L. New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial statements.

In July 2002, the FASB issued Statement No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." This Standard supercedes the accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including "Certain Costs Incurred in a Restructuring"). SFAS No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating this Standard.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company does not currently intend to adopt the fair value based method of measuring compensation associated with stock awards and grants. As a consequence of continuing to utilize the intrinsic value method of measuring such compensation, the Company will be required to provide additional disclosures in its quarterly financial statements which will reflect the impact on net income and earnings per share on a pro forma basis as if the Company had applied the fair value method to stock-based employee compensation.

2.       PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following as of December 31, 2002:

                                       Estimated Useful Life
                                            (Years)
                                       -----------------------
          Furniture and Fixtures              5-7                   $ 84,745
          Accumulated depreciation                                   (49,540)
                                                                  -------------
                                                                    $ 35,205
                                                                  =============
3.       SHORT-TERM BORROWINGS

On October 5, 2001 the Company issued a note for $237,302. The note is payable on demand and bears interest at 12% per annum. The note had a balance of $120,834 at December 31, 2002.

At December 31, 2002 the Company had an amount due to an entity for $36,121. This loan is unsecured, due on demand and does not accrue interest.

4.       SHAREHOLDERS' DEFICIT

On April 24, 2001, the Company amended its articles of incorporation to increase the authorized number of shares to 100 million and to authorize a class of 5 million shares of preferred stock.

         A. Stock Option Plan

The Company has a stock option plan (Samaritan Pharmaceuticals 2001 Stock Option
Plan). There were 5,074,858 options granted and 2,586,192 options remaining pursuant to the plan as of December 31, 2002.

B Options Outstanding

The following table summarizes the Company's stock options outstanding at December 31, 2002:

                                                                    Weighted
                                                                     Average
                                                  Shares          Exercise Price
                                                 ------------   --------------
Outstanding and exercisable at
 December 31, 2000                                       -           $  -

Granted                                           5,418,615            .55

Exercised and expired                                     -              -

Outstanding and exercisable at
 December 31, 2001                              ---------------  ---------------
                                                  5,418,615            .55

Granted                                           5,317,841            .20

Expired                                          (1,742,248)         (1.05)
                                                ---------------  ---------------
Outstanding and exercisable at
 December 31, 2002                                8,994,208          $ .25
                                                ===============  ===============

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

                                                  December 31,
                                              2002           2001
                                         -------------   -------------
Net Loss:

            As reported                      $ (4,057,153)   $ (4,079,806)
            Pro Forma                        $ (4,924,153)   $ (4,407,806)

Basic and diluted loss per common share:
            As reported                      $      (0.08)   $      (0.17)
            Pro Forma                        $      (0.10)   $      (0.18)

The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options with the following assumptions used for grants during the year ended December 31, 2002 and 2001. The per-share weighted average fair value of stock options granted during 2002 was $0.18 on the date of grant using the Black Scholes pricing model and the following assumptions for the year ended December 31, 2002:

                    Expected dividend yield            0%
                    Risk-free interest rate          5.0%
                    Annualized volatility            150%

At December 31, 2002 the range of exercise price for all of the Company's outstanding stock options was $.10-$3.50, with an average remaining life of 6.3 years and an average exercise price of $.25.

         C. Stock as compensation and settlement of debt

The Company issues stock as compensation for services and supplies, valuing such issues premised upon the fair market value of the stock or the services, whichever is more clearly determinable.

During the year ended December 31, 2001, the Company issued an aggregate of 9,162,917 shares of common stock in consideration of services rendered or to be rendered to the Company. Such shares were valued at an aggregate of $1,567,761 ranging from $.29-$.50 per share, representing the fair value of the shares issued. The issuances were recorded as $230,512 of deferred compensation and the balance of $1,337,249 as non-cash compensation expense. During the year ended December 31, 2001 the Company exchanged 542,607 shares of the Company's common stock in settlement of indebtedness.

During the year ended December 31, 2002, the Company issued an aggregate of 3,840,525 shares of common stock in consideration of services rendered or to be rendered to the Company. Such shares were valued at an aggregate of $1,048,026 ranging from $.17-$.25 per share, representing the fair value of the shares issued. The issuances were recorded as non-cash compensation expense. During the year ended December 31, 2002 the Company exchanged 4,265,184 shares of the Company's common stock in settlement of accounts payable.

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

The Company has net operating loss at December 31, 2002 of approximately $14,000,000 expiring through 2017.

Deferred income tax assets as of December 31, 2002 of $4,700,000 as a result of net operating losses, have been fully offset by valuation allowances. The valuation allowances have been established equal to the full amounts of the deferred tax assets, as the Company is not assured that it is more likely than not that these benefits will be realized.

A reconciliation of the statutory U.S. Federal rate and effective rates is as follows:

                                             Years Ended December 31,
                                             ------------------------
                                              2002             2001
                                             -------          ------

Tax Benefit Computed at Statutory Rates       (35%)            (35%)
Income Tax Benefit Not Utilized                35%              35%
                                             -------          ------
Net Income Tax Benefit                          -                -
                                             =======          ======

7.       COMMITMENTS AND CONTINGENCIES

A. The Company leases various facilities under operating lease agreements expiring through April 2005. Rental expense for the year ended December 31, 2002 was $38,769. Future minimum annual lease payments under the facilities lease agreements for agreements lasting more than one year are as follows:

                                 2003 $ 32,080
                                 2004 $ 33,040
                                 2005 $ 11,120

B. On June 8, 2001 the Company signed a seven year research collaboration and licensing agreement with Georgetown University ("Georgetown"). The agreement commenced July 1, 2001 and terminates June 30, 2008. As consideration for Georgetown's performance under this Agreement the Company shall pay Georgetown $650,000 per year in quarterly installments commencing with the quarter ended September 30, 2001. As of December 31, 2002 the Company has incurred costs of $990,322 which has been recorded as research and development expense in the Company's financial statements.

C. The Company has entered into employment agreements with three officers. Two agreements started January 1, 2001 and the third commenced April 1, 2001. Two agreements are for five years and one agreement is for two years with annual compensation for all three at $780,000 with an annual increase not less than 5% per year. Each officer at his option can receive payment in Company common stock calculated at the lowest closing price of the stock quoted for the period for which the salary has been earned divided by the current discount rate for restricted stock offered by the Company.

Each officer is entitled to a bonus payable in ten year warrants based on a calculation of the Company's market capitalization. In addition each officer is guaranteed annual incentive stock options of the greater of 250,000 or a percentage of the issued and outstanding shares on the anniversary date of the agreement. The percentage ranges from 1% to 4%. Such options vest 25% each quarter and are priced at the lowest closing price of the Company's common stock in the quarter preceding the grant. The options terminate after ten years.

8.         LITIGATION

Samaritan, from time to time, is involved in various legal proceedings in the ordinary course of our business and are currently executing a settlement agreement signed by all parties to resolve previously reported pending lawsuits. Samaritan believes, based on the settlement agreement, that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will not have a material adverse effect on its business, financial condition or results of operations.

9.       FUSION TRANSACTION

On November 13, 2000, Samaritan entered into a stock purchase agreement with Fusion Capital Fund II, LLC, ("Fusion") pursuant to which Fusion Capital agreed to purchase up to $10 million of the Company's common stock over a 25 month period from January 17, 2001, which period may be extended an additional three months at the Company's discretion. Subject to the limits on purchase and the termination rights described below during each month, Fusion Capital shall purchase up to $400,000 of the Company's common stock. The obligation of Fusion Capital to purchase each month is subject to customary conditions, all of which are outside the control of Fusion Capital as well as the Company's right to suspend purchases described below. At such time as Fusion Capital purchases $10,000,000 of the Company's common stock, the Company, at its discretion, may elect to enter into an additional $10,000,000 common stock purchase agreement. This amount may be increased or decreased by Samaritan. The selling price per share is equal to the lowest of (a) the lowest sale price of the common stock on the day of submission of a purchase notice by Fusion Capital; or (b) the average of the three lowest closing sale prices of the common stock during the 15 trading days prior to the date of submission of a purchase notice by Fusion Capital; or (c) $20.00. As of January, 2000, the Company elected to enter into such additional $10,000,000 for a total of $20,000,000. The selling price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction occurring during the 15 trading days in which the closing sale price is used to compute the purchase price. Notwithstanding the foregoing, Fusion Capital may not purchase shares of common stock under the stock purchase agreement if Fusion Capital or its affiliates would beneficially own more than 4.99% of the then aggregate outstanding common stock immediately after the proposed purchase.

If the closing sale price of the Company's common stock is below $20.00, the Company has the unconditional right to suspend purchases until the earlier of
(1) our revocation of such suspension and (2) such time as the sale price of our common stock is above $20.00.

If the closing sales price of the Company's common stock on each of the five trading days immediately prior to the first trading day of any monthly period is at least $5.00, the Company has the right to require that Fusion purchase all or a portion of the remaining amount of the stock purchase agreement during the next two monthly periods. If the closing sale price of the Company's common stock is below $20.00 for any 10 consecutive trading days, then the Company may elect to terminate the stock purchase agreement without any liability or payment to Fusion.

Under the terms of the stock purchase agreement, Fusion Capital received 1,054,945 shares of common stock on November 6, 2000.

In connection with this agreement, the Company agreed to pay to consultants 200,000 warrants exercisable for the Company's common stock. The warrants were issuable upon the initial funding by Fusion.

During the year ended December 31, 2002 pursuant to the agreement, Fusion purchased 5,170,000 shares for $756,337. At December 31, 2002, Fusion had advanced additional funds of $162,500 to be repaid through additional issuances subsequent to year end. The amount advanced is reflected as short-term borrowings in the accompanying financial statements.

10.      RISKS AND UNCERTAINTIES

Marketability of the product is dependent, among other things, upon securing additional capital to successfully complete the clinical testing of the product, securing FDA approval, and procurement of viable patents.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

            The company had a change in registrant's certifying accountant filed as an 8-K, on September 27, 2002 and incorporated herein by reference.

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

Class I
(Term Expires 2004)

Name of Director           Age   Served Since       Positions with Company

Dr. Janet Greeson          58    10/97               CEO, Chairman, Pres.
Paul Burkett               81    10/97               Dir, Audit
Welter Holden              72    10/97               Dir, Compensation

Class II
(Term Expires 2003)

Name of Director           Age   Served Since       Positions with Company

Eugene Boyle               37     06/00               Dir, CFO, COO
Brian Sullivan             50     03/01               Dir, Compensation
Cynthia Thompson           43     03/99               Dir, Compensation & Audit

Class III
(Term Expires 2002)

Name of Director           Age   Served Since       Positions with Company

Douglas Bessert            45     03/01               Dir, VP, Secretary
H. Thomas Winn             62     03/99               Dir, Audit
Dr, Vassilios Papadopoulos 41     03/01               Dir, CSO


Business Experience of Director

Class I Directors

       Dr. Janet Greeson, Chairman of the Board, CEO, President and a Co-Founder, has spearheaded the majority of the financing for the company since its inception and led the efforts that resulted in the recent Georgetown University collaboration. She is also a co-inventor in Samaritan's first patent application, under the Georgetown University collaboration, for an Alzheimer's drug. Dr. Greeson's strong leadership and team building skills, business acumen, negotiation skills and knowledge of public markets has been key to Samaritan's growth. In the past, Dr. Greeson, a seasoned healthcare professional with over two decades of corporate experience, focused on emerging growth, mergers and acquisitions. She is a renowned public speaker and the best selling author of "It's Not What You're Eating, It's What's Eating You." Her past guest appearances on numerous radio and TV Talk shows has positioned her to open doors to TV Producers to tell the Samaritan story in a concise and professional manner. Dr. Greeson developed "Psychiatric Hospital Programs" for the US Navy and went on to develop, grow and sell her privately held "Psychiatric Hospital Units" to Columbia/HCA (NYSE:HCA).

            Dr. Greeson has an eclectic past, once working with Mother Theresa, and was privileged to be the U.S. Congressional Nominee for the State of Nevada in 1994, winning the primary without spending a dollar to campaign. Dr. Greeson currently serves on the Board of Restaurant Connections International, Inc., a company with approximately 17 licensed Pizza Huts in Brazil; on the Board of The CEO Council, an organization that provides a common voice and platform for officers and directors of public companies; and on the Board of Intuitive Solutions, Inc., a Financial Consulting company.

Paul J. Burkett is a co-founder and has been a Board Director since October 31, 1997, the Company's date of inception. Since 1996 Mr. Burkett has worked in independent mining and real estate ventures. Mr. Burkett has served as a member of the Board of Directors of Aaminex Capital Corporation, a consulting and venture capital firm. Since 1983, Mr. Burkett has been a Vice-President and a Director of Nevada Gold and Casinos, Inc., (AMEX:UWN) a developmenter of gaming properties. Since March 1998, Mr. Burkett has been the President of Goldfield Resources, a wholly owned subsidiary of Nevada Gold and Casinos that owns approximately 9000 acres of mining claims in Goldfield Nevada.

      Welter "Budd" Holden is a co-founder and has been a Board Director since October 31, 1997, the Company's date of inception. Mr. Holden assisted the Company in recruiting and networking patients for clinical trials. He is a well known designer who has consulted with the rich and famous throughout his whole life. He is a renowned networker and has presented Samaritan to many of his past clients, including principals of pharmaceutical companies. Although for the past five years Mr. Holden has been an independent consultant providing architectural and interior design advice, he spends at least half of his time trying to further Samaritan. Mr. Holden is the Chairman of our Business Advisory Board. He received his BA in architectural and interior design from the Pratt Institute.

      Class II Directors

      Mr. Eugene Boyle has been our Chief Financial Officer, Chief Operations Officer, and a Director since 2000. Mr. Boyle attended Notre Dame and has received a BSE from Tulane University. He is a veteran of the US Navy serving as a Lt. during the Gulf War. Upon discharge he then returned to graduate school earning his MBA in Entrepeuneurship from Babson College, Boston, Mass. He is presently in his last year of Off-Campus Law School. Mr. Boyle devotes the majority of his time to business development aspects of Samaritan, SEC filings, patent prosecution and numerous other legal and business affairs.

            In the past, Mr. Boyle was employed by Columbia/HCA (NYSE:HCA) as its Chief Operations Officer for the southeast region and also assisted with mergers and acquisitions of numerous hospitals. He also serves on the Advisory Board of Nevada Gold and Casinos (AMEX:UWN).Mr. Boyle is a Charted Financial Analyst candidate, has passed the series 7 and 63 securities brokerage registered representative exams, although he is not a practicing representative.

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

      Ms. Cynthia C. Thompson has been a Director since March 31, 1999 and heads the Compensation Committee since April 2001. Ms. Thompson is the founder and Chief Executive Officer, since May 1998, of Service Interactive, Inc., which services food and beverage original equipment manufacturers and food service vendors nationwide. In May 1998, Ms. Thompson founded Intuitive Solutions International, Inc., a Houston, Texas firm engaged in capital formation and operations management consulting, where she serves as the President. From May 1987 to May 1993 Ms. Thompson was a representative at E.F. Hutton/Shearson Lehman Brothers in the Regional Institutional Group assisting with bank and institutional accounts. From May 1993 to May 1994, she was a corporate accounts representative with Oppenheimer & Company, Inc., and from May 1994 to May 1998, she was the Director, Corporate Finance Department, of D.E. Frey & Company,Inc., a brokerage firm.

      Class III Directors

      Mr. Doug Bessert, Vice President of Investor Relations and Corporate Secretary, has been a Director since March 2001. Mr. Bessert has an extensive network of contacts which provides an active basis for Samaritan's ability to raise private capital. Mr. Bessert received his BS in Marketing from the University of Wyoming. Mr. Bessert has over 20 years of financial and investor relationship experience, with an emphasis in small entrepreneurial companies. Mr. Bessert devotes the majority of his time to the affairs of Samaritan's shareholders. Prior to joining Samaritan, he served as a Branch Manager at a stock brokerage firm in charge of nine other brokers, handling all compliance and investor problems for the office. Mr. Bessert was the Founder and CFO of Thorofare Resources Inc., a regional Oil and Gas company with production and employees in 8 states. He also was a Financial Consultant that managed portfolios for over 230 clients managing in excess of $43 million in assets. During his tenure as a financial consultant, he was heavily involved in leveraged buyouts, raising private capital, and acquisitions of many entities.

            Mr. H. Thomas Winn has served as a Director since March 31, 1999 and heads the Audit Committee since April 2001. Presently, Mr. Winn serves as the Chairman, CEO, President and a Director of Nevada Gold & Casinos, Inc., (AMEX:UWN) a developer of gaming properties, since January 1994. He also serves as Chairman and President of Aaminex Capital Corporation, a consulting and venture capital firm since 1983.

            Dr. Vassilios Papadopoulos, D.Pharm., Ph.D., is head of the Division of Hormone Research and professor of Cell Biology, Pharmacology & Neuroscience at Georgetown University Medical Center. He was appointed Senior Scientific Advisor in June of 2000 followed by being appointed Chief Scientific Officer in April 2001. Dr. Papadopoulos and his group of scientists originally assisted Samaritan with work on using Procaine(HCL) to control stress-induced cortisol production by the human adrenal cells. Dr. Papadopoulos has over eighteen years of experience and over 130 peer review article publications in the Biopharmaceutical field and numerous patents in the field of cholesterol chemistry.

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

            The Company has formed, by determination of the Board of Directors, an Audit Committee, with Director Winn as Chairman, who is independent and a financial expert as used in Item 7(d)(3)(iv) of Schedule 14 A (240.14a-101 of this chapter) under the Exchange Act. The Company has also formed a Compensation Committee, with Director Thompson, as Chairman; a Business Advisory Board, with Director Holden, as Chairman; and a Scientific Advisory Board, with Director Papadopoulos, as Chairman.

Item 10 Executive Compensation.

      The Compensation Committee (CC) of the Board of Directors administers our executive compensation program. Each member of the CC is a non-employee director. The CC is responsible for establishing salaries and administering the incentive programs for our Chief Executive Officer, and other executive officers.

Compensation Philosophy

      The CC has designed Samaritan's compensation program based on the philosophy that all of our executives are important to our success, with our executive officers setting the direction of our business and having overall responsibility for our results. Like other pharmaceuticals companies, we operate in a highly competitive and difficult economic environment. Accordingly, the CC has structured Samaritan's compensation to accomplish several goals:

-- attract and retain very talented individuals,

-- reward creativity in maximizing business opportunities, and

-- enhance shareholder value by achieving our short-term and long-term business objectives.

Base Salary
      The CC considers the peer data discussed above as well as individual performance when approving base salaries for executive officers. The CC evaluates individual performance based on the achievement of corporate or divisional operating goals and subjective criteria, as well as the Chief Executive Officer's evaluation of the other executive officers. No specific weight is assigned to any particular factor. Dr. Greeson, Mr. Boyle, Mr. Bessert and Dr. Papadopoulos each have employment agreements negotiated on an arm's-length basis with the CC that provide a minimum annual base salary. In setting base salary, the Board considered the contributions of each executive to our company, compensation paid by peer companies and outside compensation reports.

Stock Options
      The short and long-term compensation program includes stock options granted under the Stock Incentive Plan as well as non-qualified stock options
      The Option Plan is designed to:

-- reward executives for achieving long-term financial performance goals over a three-year to ten-year period,

-- provide retention incentives for executives, and

-- tie a significant portion of an executive's total compensation to our long-term performance.

      Stock options for our executive officers and key associates are part of our incentive program and link the enhancement of shareholder value directly to their total compensation. The CC determines the number of stock options granted based upon several factors:

-- level of responsibility,

-- expected contribution towards our performance, and

-- total compensation strategy for mix of base salary, short-term incentives and long-term incentives. The following tables and notes present information concerning compensation to the Company's Chief Executive Officer and to the Company's most-highly compensated executive officers other than the Company's Chief Executive Officer who were serving at December 31, 2002


                                         Summary Compensation Table
--------------------------------------------------------------------------------------------------------------

                                                                             Long Term Compensation
---------------------------- -------- -------------- ------------- -------------------------------------------

                           Annual Compensation                                   Awards
---------------------------- ------------------------------------- -------------------------------------------
Name and Principle Position   Year     Salary ($)      Accrual       Restricted Stock         Securities
                                                      Salary ($)      Awards ($)          Underlying Options
                                                                                                 (#)
---------------------------- -------- -------------- ------------- --------------------- ---------------------
Janet Greeson,               2002       $264,983       $131,917            -0-                1,532,210
Chairman, CEO, and
President (1)
---------------------------- -------- -------------- ------------- --------------------- ---------------------
                             2001       $101,600       $124,083          $152,317             1,532,210
---------------------------- -------- -------------- ------------- --------------------- ---------------------
                             2000       $ 30,000       $150,000          $180,000             1,779,684
---------------------------- -------- -------------- ------------- --------------------- ---------------------
Eugene Boyle, CFO, COO  (1)  2002        $97,533       $167,067            $-0-                766,105
---------------------------- -------- -------------- ------------- --------------------- ---------------------
                             2001        $62,072       $51,463           $138,465              766,105
---------------------------- -------- -------------- ------------- --------------------- ---------------------
                             2000         $-0-           $-0-            $182,000              444,921
---------------------------- -------- -------------- ------------- --------------------- ---------------------
Doug Bessert, VP  (1)        2002        $87,000       $98,062             $-0-                444,921
---------------------------- -------- -------------- ------------- --------------------- ---------------------
                             2001        $20,000       $ 2,083           $82,917               383,052
---------------------------- -------- -------------- ------------- --------------------- ---------------------

(1) The Company engaged the executive pursuant to a written agreement between Samaritan Pharmaceuticals, Inc., Doug Bessert, Eugene Boyle and Dr. Janet Greeson filed as an exhibit to 10-QSB, including any amendments, on August 14, 2002 and incorporated herein by reference.


                             Option Grants in Last Fiscal Year
-----------------------------------------------------------------------------------------------
                                      Individual Grants
-----------------------------------------------------------------------------------------------
            Name                  Number of        % of Total
                                  Securities        Options
                                  Underlying       Granted to      Exercise
                               Options Granted    Employees in    Base Price
                                    (#)(1)        Fiscal Year       ($/Sh)      Expiration Date
------------------------------ ----------------- --------------- ------------- ----------------
Janet                             1,532,210           30.8%         $0.14        01/02/2012
Greeson (1)
------------------------------ ----------------- --------------- ------------- ----------------
Janet                             1,779,684           35.8%         $0.14        04/25/2012
Greeson (1)
------------------------------ ----------------- --------------- ------------- ----------------
Eugene                             766,105            15.4%         $0.14        01/02/2012
Boyle (1)
------------------------------ ----------------- --------------- ------------- ----------------
Eugene                             444,921             9.0%         $0.14        04/25/2012
Boyle (1)
------------------------------ ----------------- --------------- ------------- ----------------
Doug                               444,921             9.0%         $0.14        04/12/2012
Bessert (1)
------------------------------ ----------------- --------------- ------------- ----------------

(1) The company engaged the executive pursuant to a written agreement between Samaritan Pharmaceuticals, Inc., Doug Bessert, Eugene Boyle and Dr. Janet Greeson filed as an exhibit to 10-QSB, including any amendments, on August 14, 2002 and incorporated herein by reference.

(2) Executive is employed and receives compensation from Georgetown University, whom the company has a collaboration agreement for research and development.



           Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values
-----------------------------------------------------------------------------------------------

Name                           Shares          Value          Number of          Number of
                            Acquired on       Realized        Securities      Unexercised In
                             Exercised         ($)(1)         Underlying         the Money
                                (#)                          Unexercised        Options at
                                                              Options at        FY-End ($)
                                    FY-End(#)
-------------------------- --------------- --------------- ----------------- ------------------

Janet                        1,779,684          -0-           4,844,104           45,966
Greeson
-------------------------- --------------- --------------- ----------------- ------------------
Eugene                        444,921           -0-           1,977,131           22,983
Boyle
-------------------------- --------------- --------------- ----------------- ------------------
Doug                          483,052           -0-             877,973            8,898
Bessert (2)
-------------------------- --------------- --------------- ----------------- ------------------


(1) The Company engaged the executive pursuant to a written agreement which allow the executive to defer compensation into a trust agreement described below.

(2) Executive is employed and receives compensation from Georgetown University, whom the company has a collaboration agreement for research and development.

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

Employment Agreements

            The Company engaged the executive pursuant to a written agreement between Samaritan Pharmaceuticals, Inc., Doug Bessert, Eugene Boyle and Dr. Janet Greeson filed as an exhibit to 10-QSB, including any amendments, on August 14, 2002 and incorporated herein by reference.

            In each agreement, the executive is entitled to base salary and stock options based on a formula not to be less 250,000 options per year. The executive is also entitled to convert his salary into shares of the Company based on the formula for the Company's security. See "Executive Compensation" for amounts of base salary and stock options for each executive. The executive is also allowed to participate in all of Samaritan Pharmaceutical's benefit programs, if the Company offers the programs to any other employee.

            If executive terminates by reason of death, disability, incapacity or termination by Samaritan Pharmaceuticals other than for cause, the executive will be entitled to continuation of base salary and health and similar benefits for defined periods, payment of stock options and deferred compensation awards. In each case, the executive agreed to a non-complete clause for the term of his employment.

            In the event of a change of control, the executive would also vest in his or her options. The executive would also no longer be subject to non-competition undertakings. If a change of control were followed by termination of employment resulting from a change of control termination, in lieu of the severance benefits described above, the executive would be entitled to receive a payment equal to three times base salary and yearly options. For up to three years following termination Samaritan Pharmaceuticals would also be obligated to provide continued health and other insurance and disability benefits. We would also be obligated to pay all legal fees and expenses reasonably incurred by the executive in seeking enforcement of contractual rights following a change of control. If change of control payments and benefits to any of Dr. Greeson, Mr. Boyle, and/or Mr. Bessert were sufficient to result in an excise tax under the so-called "golden parachute" provisions of the Code, we would be obligated to pay the executive a tax gross-up payment. All three executives are also awarded options based on increases in market capitalization starting with the market capitalization of $12,500,000.

            In addition to the salary and other benefits described above, Mr. Bessert was awarded 100,000 options at $1.00 on restricted stock that were vested as the signing of his employment contract.

            Dr. Papadopoulos has an engagement agreement with Samaritan Pharmaceuticals, Inc., which does not prohibit Dr. Papadopoulos from being employed by other entities. Dr. Papadopoulos has disclosed that he receives payments and benefits from other entities including Georgetown University. He is compensated on a monthly basis, which he has the option to convert his compensation into shares plus he receives 250,000 warrants per year for the life of the contract.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

            The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2002, by all persons known by us to own beneficially 5% or more of the outstanding shares of our common stock, each director, and all executive officers and Directors as a group:

Name and Address of                         Number              Percentage Owned
Beneficial Owner                           of shares               of Class
---------------                          -------------            --------------


Welter Holden (2)                            350,250                   .5%
P.O. Box 211
144 Gallows Lane
Litchfield CT 06759

Dr. Janet Greeson (1) (2)                    5,044,104                6.9%
101 Convention Center Dr # 310
Las Vegas, NV 89109

Paul Burkett (2)                             403,500                   .5%
4518 Whitset
Studio City, CA 91604

Cynthia Thompson (2)                         659,555                   .9%
3040 Post Oak Blvd. #695
Houston, Texas 77056

H. Thomas Winn (2)                           175,000                   .2%
3040 Post Oak Blvd. #675
Houston, Texas 77056

Eugene Boyle (1) (2)                         3,371,381                4.6%
101 Convention Center Drive #310
Las Vegas, Nevada, 89109

Dr. Vassilios Papadopoulos (1) (2)           750,000                  1.0%
Georgetown University
Samaritan Research Lab
Medical Building, SE 111
3900 Reservoir Road, NW
Washington, D.C. 2007

Brian Sullivan (2)                           853,250                  1.2%
P.O. Box 211
144 gallows Lane
Litchfield CT 06759

Doug Bessert (1) (2)                         877,973                  1.2%
101 Convention Center Drive #310
Las Vegas, Nevada, 89109

Samaritan Pharmaceuticals, Inc.
Executive Trust (4)
FBO Dr. Janet Greeson
PO Box 22790
Santa Fe, NM 87502                       4,831,560                    6.6%

Samaritan Pharmaceuticals, Inc.
Executive Trust (4)
FBO Eugene Boyle
PO Box 22790
Santa Fe, NM 87502                       2,603,850                    3.5%

Samaritan Pharmaceuticals, Inc.
Executive Trust (4)
FBO Doug Bessert
PO Box 22790
Santa Fe, NM 87502                       1,084,610                    1.5%

Samaritan Pharmaceuticals, Inc.
Executive Trust (4)
FBO Dr. Bassilios Papadopoulos
PO Box 22790
Santa Fe, NM 87502                         850,000                    1.2%

All officers and Directors               21,855,033                  29.8%
as a group 9 persons (1) (2)

(1) Includes shares of common stock which each of the following directors and executive officers had the right to acquire on December 31, 2002 or within sixty
(60) days thereafter through the exercise of options: Dr. Janet Greeson (4,844,104 options), Dr. Vassilios Papadopoulos (750,000 options), Mr. Eugene Boyle (1,977,131 options), Mr. Doug Bessert (877,973 options). Excludes vested deferred shares payable in shares held in trust by the company.

(2) Officer and/or Director.

(3) Calculated on the basis of 73,550,168 shares of Common Stock issued and outstanding and percentages are rounded and so are approximates.

(4) Dr. Janet Greeson, Eugene Boyle, Doug Bessert and Dr. Vassilios Papadopoulos do not have the power to vote or direct the disposition of these shares in the respective trusts and therefore each disclaims beneficial ownership of the shares in the respective trusts.

Item 12. Certain Relationships and Related Transactions.

None.

Item 13. Exhibits and Reports on Form 8-K.

(a) Reports on Form 8-K.
Samaritan Pharmaceuticals filed one Current Reports on Form 8-K during the forth quarter of fiscal 2002. 1) Certification of Janet Greeson, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Certification of Eugene Boyle, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Exhibits

Listed below are all exhibits filed as part of this report. Some exhibits are filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibits
No.                      Description
----------------------------------------------------------------------
2.1      Agreement and Plan of Reorganization (1)
3.1      Articles of Incorporation, as amended and restated (5)
3.2      By-Laws (3)
4.1      Form of common stock certificate (1)
4.2      1997 Stock Option Plan (1)
4.3      2001 Stock Option Plan (4)
10.1     Assignment between Linda Johnson and the Company dated
         September 6, 2000. (5)
10.2 Assignment between Linda Johnson and Spectrum Pharmaceuticals Corporation dated May 14, 1999. (5)
10.3 Agreement containing the assignment of U.S. Patent Application 07/233,247 with improvements dated May 22, 1990. (5)
10.4 Agreement between AIDS Research Alliance Agreement and the Company dated March 5, 1999 (1)
10.5 Common Stock Purchase Agreement between Company and Fusion Capital Fund II, LLC, dated November 2, 2000 (2)
         Form of Registration Rights Agreement between Company and Fusion Capital Fund II, LLC. (2)
10.6 First Amendment to Common Stock Purchase Agreement Amendment Between Company and Fusion Capital Fund II, LLC dated as of January 3, 2001 (2)
10.7     Agreement between Samaritan Pharmaceuticals, Inc. and Doug
         Bessert (5)
10.8     Agreement between Samaritan Pharmaceuticals, Inc. and Eugene
         Boyle (5)
10.9     Agreement between Samaritan Pharmaceuticals, Inc and Janet
         Greeson (5)
14.1     Code of Ethics
16.1     Letter on change in certifying accountant (6)
21.1     List of Subsidiaries (1)
23.1     Opinion re:  Legality of Law Offices of Richard Rossi, P.A.(2)
99.1     Certification of Chief Executive Officer
99.2     Ceritification of Chief Finanical Officer
99.3     Certification of Vice President


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

Item 14. Controls and Procedures.

            Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

In accordance with Section 13 OR 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SAMARITAN PHARMACEUTICAL, INC


Dated: April 15, 2003         By: /s/ Janet Greeson, Ph.D.
                                ---------------------------------
                                Janet Greeson, Ph.D.
                                President
                                Chief Executive Officer, Chairman

Dated: April 15, 2003         By: /s/ Eugene Boyle
                                -------------------------------------
                                 Eugene Boyle,
                                 Chief Financial Officer, Director

Dated: April 15, 2003         By: /s/ Doug Bessert
                                  -------------------------------------
                                  Doug Bessert
                                  Executive Vice President, Director

Dated: April 15, 2003         By: /s/ Vassilios Papadopoulos, Ph.D.
                                 ------------------------------
                                  Vassilios Papadopoulos, Ph.D.
                                  Chief Scientific Officer, Director

Dated: April 15, 2003         By: /s/ H. Thomas Winn
                                 --------------------------------
                                 H. Thomas Winn
                                 Director

                                 CERTIFICATIONS

I, Janet Greeson CEO, certify that:

1.  I  have   reviewed   this  annual   report  on  Form  10-QSB  of   Samaritan
Pharmaceuticals, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 15 April 2003

_/s/ Janet Greeson C.E.O_
 -----------------------
Janet Greeson C.E.O

I, Eugene Boyle CFO, certify that:

1.  I  have   reviewed   this  annual   report  on  Form  10-QSB  of   Samaritan
Pharmaceuticals, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 15 April 2003

/s Eugene Boyle CFO
Eugene Boyle CFO

I, Doug Bessert, Vice President and Secretary, certify that:

1.  I  have   reviewed   this  annual   report  on  Form  10-QSB  of   Samaritan
Pharmaceuticals, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 14 April 2003

/s/ Doug Bessert
Doug Bessert VP