Form 10QSB
period 2003-03-31
SAMARITAN PHARMACEUTICALS INC
filed 2003-05-15
CIK 1057377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                   Form 10-QSB
    (Mark One)
        X          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal quarter ended March 31, 2003
                                       Or

                  TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____to______
                        Commissions file number 000-26775
                                  -------------
                         Samaritan Pharmaceuticals Inc.
                 (Name of small business issuer in its charter)

                   Nevada                              88-0431538
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
        Incorporation or organization)


        101 Convention Center Drive, Suite 310, Las Vegas, Nevada      89109
        (Address of Principal Executive Offices)                    (Zip Code)

                                 (702) 735-7001
                            Issuer's telephone number


The company had 68,720,622 shares issued and outstanding of the Common Stock issued as of March 31, 2003.

     Transitional Small Business Disclosure Format (Check one): Yes___ No X

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Balance Sheet as of  March 31, 2003                   2

         Consolidated Statements of Operations for the period
           from Inception (September 5, 1994) to March 31, 2003,
           and for the Three Months Ended March 31, 2003 and 2002           3

         Consolidated Statements of Stockholders' Equity (Deficit) for
           the period from Inception (September 5, 1994) to
           March 31, 2003                                                  4-5

         Consolidated Statements of Cash Flows for the period from
           Inception (September 5, 1994) to March 31, 2003 and
           for the Three Months Ended March 31, 2003 and 2002               6

         Notes to Interim Financial Statements                              7

Item 2.  Management's Discussion and Analysis of Plan of Operations        8-13

Item 3.  Controls and Procedures                                            13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  13

Item 2.  Changes in Securities                                              14

Item 5.  Other Information                                                  14

Item 6.  Exhibits                                                           15

Signatures                                                                  16

  PART I --- FINANCIAL INFORMATION



                        SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 March 31, 2003

                                     ASSETS

CURRENT ASSETS:
Cash                                                         $          288,525
Prepaid expense                                                           7,350
                                                               -----------------
Total current assets                                                    295,875
                                                               -----------------

FIXED ASSETS:
Furniture & equipment, at cost                                           90,219
Accumulated depreciation                                                (53,154)
                                                               -----------------
                                                                         37,065
                                                               -----------------

OTHER ASSETS:
Patent registration costs                                               199,776
Purchased  technology rights, net of accumulated
    amortization of $59,022                                              49,947
Deposits                                                                 15,720
                                                               -----------------
                                                                        265,443
                                                               -----------------
TOTAL ASSETS                                                 $          598,383
                                                               =================

                       LIABILITIES & SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                             $          289,708
Accrued expenses, directors & officers                                  817,717
Common stock to be issued                                               214,700
Short-term borrowings                                                   135,890
                                                               -----------------
Total current liabilities                                             1,458,015

LONG-TERM LIABILITIES
Deferred revenue                                                        250,000
                                                               -----------------
                                                                      1,708,015
                                                               -----------------
SHAREHOLDERS'  DEFICIT:
Common stock, 100,000,000 share authorized at $.001
     par value,  68,720,622 issued and outstanding                       68,721
Additional paid in capital                                           17,253,569
Accumulated deficit                                                 (18,431,922)
                                                               -----------------
                                                                     (1,109,632)
                                                               -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                  $          598,383
                                                               =================





   See accompanying notes to the consolidated financial statements (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
        FROM INCEPTION (SEPTEMBER 5, 1994), AND FOR THE FOR THREE MONTHS
                          ENDED MARCH 31, 2003 AND 2002






                                          From                      For the Three
                                        Inception                    Months Ended
                                       (09/05/94)                      March 31,
                                           To            -----------------------------------
                                        03/31/03              2003               2002
                                     ----------------    ----------------   ----------------
REVENUES:                          $          50,000   $               -  $               -
                                     ----------------    ----------------   ----------------


EXPENSES:

Research & development                     4,089,036             187,695            161,014
Interest, net                                 47,619               3,947              6,369
General & administrative                  13,379,870             439,998            406,569
Depreciation and amortization              1,103,177               6,337            129,029
Forgiveness of debt                         (137,780)                  -                  -
                                     ----------------    ----------------   ----------------
                                          18,481,922             637,977            702,981
                                     ----------------    ----------------   ----------------

Net loss                           $     (18,431,922)  $        (637,977) $        (702,981)
                                     ================    ================   ================
Earnings per share:
               Basic & diluted     $           (1.06)  $           (0.01) $           (0.02)
                                     ================    ================   ================


Weighted average number of
 shares outstanding:

               Basic & diluted            17,379,383          66,635,265         40,527,334






 See accompanying notes to the consolidated, financial statements (unaudited)

                        SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

             FROM INCEPTION (SEPTEMBER 5, 1994) TO DECEMBER 31, 2002


                                      Number    Par Value  Reserved     Additional                                          Total
                                        of       Common       for        Paid in                 Deferred  Accumulated Shareholders'
                                     Shares      Stock     Conversion    Capital     Warrants   Compensation   Deficit    Deficit
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
Inception at September 5, 1994             -  $       -  $         -  $         - $        -  $        - $          -   $         -

Shares issued for cash, net of
 offering costs                    6,085,386        609            -      635,481          -           -            -       636,090
Warrants issued for cash                   -          -            -            -      5,000           -            -         5,000
Shares issued as compensation
 for services                        714,500         71            -    1,428,929          -           -            -     1,429,000

Net loss                                   -          -            -            -          -           -    (2,152,843)  (2,152,843)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
December 31, 1996                  6,799,886        680            -    2,064,410      5,000           -    (2,152,843)     (82,753)

Issuance of stock, prior to
 acquisition                         206,350         21            -      371,134          -           -            -       371,155
Acquisition of subsidiary for
 stock                             1,503,000        150            -       46,545          -           -            -        46,695


Shares of parent redeemed,
 par value $.001                  (8,509,236)      (851)           -          851          -           -            -             -
Shares of public subsidiary
 issued, par value $.001           7,689,690      7,690          820       (8,510)         -           -            -             -

Net loss                                   -          -            -            -          -           -     (979,635)     (979,635)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------

December 31, 1997                  7,689,690      7,690          820    2,474,430      5,000           -    (3,132,478)    (644,538)

Conversion of parent's shares        696,022        696         (696)           -          -           -            -             -
Shares issued for cash, net of
 offering costs                      693,500        694            -      605,185          -           -            -       605,879
Shares issued in cancellation
 of debt                             525,000        525            -      524,475          -           -            -       525,000
Shares issued as compensation        400,000        400            -      349,600          -           -            -       350,000

Net loss                                   -          -            -            -          -           -    (1,009,945)  (1,009,945)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
December 31, 1998                 10,004,212     10,005          124    3,953,690      5,000           -    (4,142,423)    (173,604)

Conversion of parent's shares         13,000         13          (13)           -          -           -            -             -
Shares issued in cancellation
 of debt                              30,000         30            -       29,970          -           -            -        30,000
Shares issued for cash, net
 of offering costs                    45,000         45            -       41,367          -           -            -        41,412
Shares issued as compensation      3,569,250      3,569            -      462,113          -           -            -       465,682
Detachable warrants issued                 -          -            -            -    152,125           -            -       152,125
Detachable warrants exercised        100,000        100            -      148,900   (149,000)          -            -             -
Debentures converted to stock      1,682,447      1,682            -      640,438          -           -            -       642,120

Net loss                                   -          -            -            -          -           -    (1,671,255)  (1,671,255)
                                   -----------   --------   ----------   ---------- ----------- ------------ -----------  ----------

December 31, 1999                 15,443,909     15,444          111    5,276,478      8,125           -    (5,813,678)    (513,520)


        See accompanying notes to the consolidated financial statements.


Conversion of parent's shares        128,954        129         (111)         (18)         -           -            -             -
Shares issued for cash, net
 of offering costs                 1,575,192      1,575            -      858,460          -           -            -       860,035
Shares issued in cancellation
 of debt                             875,000        875            -      660,919          -           -            -       661,794
Shares issued in cancellation
 of accounts payable                 100,000        100            -       31,165          -           -            -        31,265
Shares issued as compensation      3,372,945      3,373            -    2,555,094          -    (759,560)           -     1,798,907
Warrants exercised                    38,807         39            -        3,086     (3,125)          -            -             -
Warrants expired                           -          -            -        5,000     (5,000)          -            -             -

Net loss                                   -          -            -            -          -           -    (3,843,308)  (3,843,308)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------

December 31, 2000                 21,534,807     21,535            -    9,390,184          -    (759,560)   (9,656,986)  (1,004,827)

Shares issued for cash, net
 of offering costs                 6,497,088      6,497            -    1,257,758          -           -            -     1,264,255
Shares issued as compensation      9,162,197      9,162            -    1,558,599          -    (230,512)           -     1,337,249
Shares issued on previously
 purchased shares                    342,607        342            -      188,208          -           -            -       188,550
Shares issued in cancellation
 of accounts payable                 200,000        200            -       68,880          -           -            -        69,080
Amortization of deferred
 compensation                              -          -            -            -          -     495,036            -       495,036
Stock options issued for services          -          -            -      439,544          -           -            -       439,544

Net loss                                   -          -            -            -          -           -    (4,079,806)  (4,079,806)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
December 31, 2001                 37,736,699     37,736            -   12,903,173          -    (495,036)  (13,736,792)  (1,290,919)

Shares issued for cash, net
 of offering costs                18,657,500     18,658            -    2,077,641          -           -             -    2,096,299
Shares issued as compensation      3,840,525      3,841            -    1,044,185          -           -             -    1,048,026
Shares issued on previously
 purchased shares                     50,000         50            -        4,950          -           -             -        5,000
Shares issued in cancellation
 of accounts payable               4,265,184      4,265            -      539,291          -           -             -      543,556
Amortization of deferred
 compensation                              -          -            -            -          -     495,036             -      495,036
Stock options issued for services          -          -            -      225,000          -           -             -      225,000

Net loss                                   -          -            -            -          -           -    (4,057,153)  (4,057,153)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
December 31, 2002                 64,549,908  $  64,550  $         -  $16,794,240 $        -  $        -  $(17,793,945) $  (935,155)

Shares issued for cash, net of
 offering costs                    3,010,000      3,010             -     297,990          -           -             -      301,000
Shares issued in cancellation
 of accounts payable               1,160,714      1,161             -     161,339          -           -             -      162,500

Net loss                                   -          -             -           -          -           -      (637,977)    (637,977)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------

March 31, 2003                    68,720,622     68,721             - $17,253,569 $        -  $        -  $(18,431,922) $(1,109,632)
                                  ===========   ========   ==========   ========== =========== ============ ===========  ===========



   See accompanying notes to the consolidated financial statements (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
           FROM INCEPTION (SEPTEMBER 5, 1994) AND FOR THE THREE MONTHS
                           ENDED MARCH 31, 2003 & 2002

                                                                                From
                                                                             Inception
                                                                             (09/05/94)
CASH FLOWS FROM OPERATING ACTIVITIES:                                        TO 3/31/2003              2003                 2002
                                                                             ------------              -----                ----

Net loss                                                                 $    (18,431,922) $         (637,977)  $         (702,981)
Adjustments to reconcile net loss to net cash used in
    operating activities:
                Depreciation and amortization                                     112,177               6,338              129,028
                Expenses paid through issuance of stock                         6,475,364                   -               65,553
                Stock options issued for services                                 664,544                   -                    -
(Increase) decrease in assets:                                                    990,072                   -                    -
                Prepaids & other current assets                                   (20,591)             (4,350)              13,667
Increase (decrease) in liabilities:
                Deferred revenue                                                  250,000                   -                    -
                Accounts payable & accrued expenses                             1,815,537              79,937              (89,959)
                                                                           ---------------   -----------------    -----------------

NET CASH USED IN OPERATING ACTIVITIES                                          (8,144,819)           (556,052)            (584,692)
                                                                           ---------------   -----------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of technology                                                           (108,969)                  -                    -
Purchase of furniture and equipment                                               (90,219)             (5,474)                   -
Patent registration costs                                                        (209,195)             (2,410)             (14,000)
                                                                           ---------------   -----------------    -----------------

NET CASH USED IN INVESTING ACTIVITIES                                            (408,383)             (7,884)             (14,000)
                                                                           ---------------   -----------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants                                                            157,125                   -                    -
Proceeds from debentures                                                          642,120                   -                    -
Proceeds from stock issued for cash                                             6,184,913             301,000              314,500
Common stock to be issued                                                         408,250             214,700               28,000
Offering costs                                                                    (11,071)                  -                    -
Short-term borrowings repayments                                                 (152,532)            (21,065)             (50,000)
Short-term borrowings                                                           1,612,922                   -              212,500
                                                                           ---------------   -----------------    -----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                       8,841,727             494,635              505,000
                                                                           ---------------   -----------------    ------------------

CHANGE IN CASH                                                                    288,525             (69,301)             (93,692)
CASH AT BEGINNING OF PERIOD                                                             -             357,826              304,367
                                                                           ---------------   -----------------    -----------------
CASH AT END OF PERIOD                                                    $        288,525  $          288,525   $          210,675
                                                                           ===============   =================    =================

NON-CASH FINANCING & INVESTING ACTIVITIES:

Purchase of net, non-cash assets of  subsidiary
     for stock                                                           $            195  $                -   $                -
Short-term debt and accounts payable retired through issuance
    of stock                                                             $      2,596,235  $          162,500   $                -
Issuance of common stock, previously subscribed                          $              -  $                -                5,000



  See accompanying notes to the consolidated, financial statements (unaudited)

                         Samaritan Pharmaceuticals, Inc.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2003

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

         The results of operations for the interim period shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB.

2.    Net Loss Per Share

         Basic and diluted net loss per share available to common stockholders has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. All potential common shares have been excluded from the calculation of weighted average common shares outstanding since their inclusion would be anti-dilutive.

         Stock options and warrants to purchase shares of common stock were outstanding at March 31, 2003, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. The exercise of options and warrants outstanding as of March 31, 2003, could generate proceeds to the Company and could potentially dilute earnings per share in the future.

Item 2. Management's Discussion and Analysis or Plan of Operation

            The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Registration Statement and in conjunction with the discussion responsive thereto under the caption "Management's Discussion and Analysis or Plan of Operation" in our Form 10-KSB filed April 15, 2003. The company undertakes no duty to update forward-looking statements.

Plan of Operations

            We are a research and development biopharmaceutical company. Since our inception, we have primarily focused our resources on research and development. To date, none of our proprietary products have reached a commercial stage, and hence, we do not have, nor do we anticipate revenue in the near future. We will continue to have significant general and administrative expenses, including expenses related to clinical studies, our collaboration with Georgetown University, and patent prosecution. We have funded our operations through a series of private placements and through our agreement dated November 2, 2000 with Fusion Capital. The Company believes potential private placements, the new agreement with Fusion Capital dated April 22, 2003 described below, and an eventual registered public offering, if successful, will assist the Company in meetings its cash needs, but there is no guarantee. Except for an agreement to sell shares to Fusion Capital Fund II, LLC.("Fusion Capital"), discussed below, no commitment exists for continued investments, or for any underwriting. The company has thus far been able to meet its capital needs, and believes that its extensive discussions with various potential sources of funding may eventually lead to funding agreements.

            On April 22, 2003, Samaritan Pharmaceuticals , Inc. and Fusion Capital Fund II, LLC, a Chicago-based institutional investor and Samaritan's long-term financial partner, entered into a new $10 million Common Stock Purchase Agreement. The previous Common Stock Purchase Agreement between Samaritan and Fusion Capital dated November 2, 2000 expired by its original terms.

            Under the new Common Stock Purchase Agreement, Fusion Capital shall buy from time to time over twenty-five months up to $10 million of Samaritan's common stock. Samaritan has the right to control the timing and the amount of stock sold to Fusion Capital with the purchase price based upon the market price of Samaritan's common stock at the time of each sale without any discount. Funding of the $10.0 million shall commence at Samaritan's discretion after the Securities & Exchange Commission has declared effective a registration statement covering the shares of common stock to be purchased by Fusion Capital.

            The Board of Directors has directed the officers to file a Form SB-2 registration statement and are in the process of filing said registration statement with the hope to have the SEC declared such registration statement effective after it is filed. Given the Company has been able to substantially meet its cash needs during the past 12 months, and management's estimation of what may occur in the months ahead, the company believes it will be able to continue to find avenues to obtain the capital needed for operations.

Summary of Research and Development

            We have a series of therapeutic projects either in "discovery research", "preclinical trials", "product development" or "clinical development"; and we utilize these formal stages of product progression to track progress, performance, competition, and cost for each project. Our research programs are aimed at satisfying defined medical needs in the areas of Alzheimer's, Cancer, Cardiovascular, Infectious Diseases, and Neurology and are based on an intellectual property position that, we believe, is both broad and strong. Several of our development programs involve ex vivo technologies in which patients' tissues are manipulated outside the body and, as such, may be less costly to investigate and quicker to develop than in vivo agents. We expect to apply to the U.S. FDA for and receive IND status (Investigational New Drug) for certain technologies to initiate human trials that may commence in the future. During the quarter ended March 31, 2003, we concentrated our efforts on Samaritan Research Laboratories, our research collaboration with Georgetown University, setting up the operations, increasing efficiencies, and streamlining structure. We have an impressive portfolio of technology and opportunities, each of which must compete for resources and priority status.

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

Press Release Highlights

         On April 8, 2003, Samaritan Pharmaceuticals Inc., Samaritan Research Labs and Georgetown University, announced they strengthened its scientific technology pipeline by expanding its Georgetown University seven year Sponsored Research Agreement with an additional financial commitment this year. These funds shall be used by Samaritan Laboratories/Georgetown to screen for additional new drug compounds, their binding capabilities to specific receptors and their direct effects on mitochondrial function. Mitochondria are the key to life and death. Quite possibly, the process of aging itself may be intimately linked to mitochondria. A sampling of some major health disorders where mitochondrial dysfunction may be linked to large segments of a diseased population are Alzheimer's, Lou Gehrig's, Cancer, Heart disease, Parkinson's and Type II Diabetes.

         On April 3, 2003 Samaritan Pharmaceuticals Inc. announced it obtained the services of Octagon Research Solutions, a regulatory consulting service specializing in electronic regulatory submissions, clinical information management, technical writing and dossier preparation. Samaritan hopes to expedite its HIV drug time-to-market by using FDA preferred fully electronic submissions which are FDA reviewer friendly. E-Submissions are increasingly becoming a key component of the regulatory approval process and save both money and precious time to regulatory approval.

         On March 31, 2003 Samaritan Pharmaceuticals Inc., Samaritan Research Labs and Georgetown University, announced today that its Chief Scientific Officer, Dr. Vassilios Papadopoulos was interviewed and featured in BioPeople Magazine-Therapy Focus, written by Allis Kane. In the article, Allis Kane investigates current research approaches in the search for a cure of Alzheimer's. Alzheimer's is a progressive, degenerative disease of the brain, and is the most common form of dementia.

BioPeople Spring 2003 Excerpt regarding Samaritan and Stem Cells:
         "The team of Dr. Vassilios Papadopoulos made a fortuitous discovery that could potentially regenerate dormant stem cells in the brain. He is CSO of Samaritan Pharmaceuticals and professor of cell biology, pharmacology and neuroscience at Georgetown University, both based in Washington, DC. The discovery was made while his group was investigating the effect of a series of cholesterol derivatives on neural stem cells. 'We used the cells as a human model for beta-amyloid neuroprotection and we found that some of the compounds are not only neuroprotective in terms of beta-amyloid toxicity but in two weeks will induce the differentiation of stem cells into adult neurons.'

         Papadopoulos explains that this is a significant advantage over retinoic acid, currently used for the maturation of stem cells, which is toxic in vivo, and takes several months. 'Now we have a tool that not only protects against beta-amyloid toxicity in the brain, but also switches on a mechanism in the few stem cells that exist in the human brain to make them differentiate into adult cells to replace, potentially, the neurons which have died,' he says.

         Similar to Rhoades' suggestion that manipulation of neurotrophin targets could promote both survival and regeneration, Samaritan's discovery has a two-fold potential. When testing the steroid series, Papadopoulos came across an important problem facing researchers in the field. Animal models of the disease, such as the transgenic mouse model of Alzheimer's, are not accurate analogues of the human disease. Papadopoulos says: 'Transgenic mice for Alzheimer's disease have a few problems. First of all you need a year to two years to develop the plaques, secondly (the mice) don't really lose their memory, and thirdly their neurons never die.' Research on the drug series was shelved temporarily while the teams looked for alternative animal models. They believe that they have now got a rat model that is much more representative of the human disease and the company is currently looking to secure the intellectual property rights to the discovery. With this hurdle overcome, Papadopoulos says his group has begun to assess the efficacy of its potential treatments."

         On March 7, 2003 Samaritan Pharmaceuticals Inc., Samaritan Research Labs and Georgetown University, announced that its HIV Phase Ib/IIa clinical trial data and analysis, conducted at, and led by Dr. Steven J. Brown, of the AIDS Research Alliance, Los Angeles, CA, has been provided to Samaritan. These clinical trial results will be submitted for publication to several medical journals. To prevent denial of publication for reasons of "pre-publication," and to preserve Samaritan's rights under our patent applications, the results will be kept confidential, pending publication.

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

         On January 17, 2003 Samaritan Pharmaceuticals Inc., Samaritan Research Labs and Georgetown University, announced the addition of Dr. Julio Garcia to its highly esteemed Scientific Advisory Board. Dr. Garcia joins chair Dr. Papadopoulos, of Georgetown University, Dr. Tillement of University of Paris, France, Dr. Saldi of Fremont Clinics, Nevada, Dr. Varese, International anti-aging pioneer, and various informal scientific advisors. Samaritan's
Scientific Advisory Board is involved in both new drug discovery and the clinical aspects of patient trials.

         Dr. Garcia is a graduate of the University of Illinois, Chicago School of Medicine, and is a well regarded board certified plastic surgeon and anti-aging expert in Las Vegas, NV. His scientific publications related to Samaritan's work include "Reconstructive Surgery for Immuno-suppressed Organ-Transplant Recipients" and "Cancer Immunology Immunotherapy."

         Dr. Garcia has focused on anti-aging for numerous years and has gained media attention with interesting topics, such as, "Just Say No, Joe - Coffee and Its Effect on Aging", "Does Body Weight Affect Our Cancer Risk?" and "Don't Let the Sands of Time Drop Through Your Hands, Anti-Aging Medicine - A Preventative Approach."

Highlights of the main products or technologies closest to or ready for out-licensing or commercialization:

(1)      An HIV Drug with promising Phase II results.
         ----------------------------------------------------------
           Early data suggest no serious side effects and (CD4) immune system improvement. The analysis of data is presently being prepared for FDA submission.

(2)      A Pharmacological (rat) model for Alzheimer's disease.
         ---------------------------------------------------------------------
           Four weeks treatment of a rat results in its loss of memory and Alzheimer's disease-like brain pathology. This model is ideal for pharmaceutical companies and scientists to screen their Alzheimer's drugs for prevention, stabilization of the disease and cures for Alzheimer's disease.

(3)      Alzheimer's disease compounds.
         -----------------------------------------
           Compounds offer protection against beta-amyloid neurotoxicity, a condition associated with Alzheimer's disease.

(4)      A Peptide therapeutic that binds cholesterol.
         -------------------------------------------------------

           Peptide can be used to clean the blood of excessive cholesterol in acute high cholesterol conditions.

(5)      An Alzheimer's Diagnostic kit.
         ---------------------------------------
            A simple blood test that identifies specific circulating brain steroids that have been oxidized in the brains of Alzheimer's patients.

(6)      A Breast Cancer Theranostic kit.
         -----------------------------------------
            A biopsy test that predicts the aggressiveness of a breast cancer tumor which allows a physician, in a timely manner, to recommend the best and possibly the least invasive treatment for a patient.


A.  Drug Candidates

Drug    Indication  Synthesis &  Biological Toxicity Mechanism Metabolism
Candidates          Purification Testing    Testing  of Action

-----------------------------------------------------------------------
SP-10       HIV,         xxxx         xxxx       xxxx     xxxx     In
            Alzheimer's                                            Progress
            Cortisol
            Disease
-----------------------------------------------------------------------
SP-02       HIV          xxxx         xxxx       xxxx
to          Alzhhemer's
SP-25
-----------------------------------------------------------------------
SP-26       HIV          xxxx         In
to          Alzheimer's               Progress
SP-50
-----------------------------------------------------------------------
SP-222      Alzheimer's, xxxx         xxxx       xxxx     xxxx      In
            Neurode-                                                Progress
            generation
-----------------------------------------------------------------------
SP-222b     Stem Cell    xxxx         xxxx       xxxx     xxxx      In
            Therapy                                                 Progress
-----------------------------------------------------------------------
SP-222c     Cancer       xxxx         xxxx       xxxx     xxxx      In
                                                                    Progress
-----------------------------------------------------------------------
SP-233      Alzheimer's, xxxx         xxxx       xxxx     xxxx      In
                                                                    Progress
-----------------------------------------------------------------------
SP-234      Alzheimer's  xxxx        In
To          Neurode-                 Progress
SP-250      generation
-----------------------------------------------------------------------
SP-1000     Cholesterol  xxxx        xxxx
            Reducer
-----------------------------------------------------------------------
SP-5000     Cancer       xxxx        In
            Diagnosis,               Progress
            Treatment
-----------------------------------------------------------------------

HIV Drug

            On March 7, 2003, Samaritan Pharmaceuticals Inc. and Samaritan Research Labs, Georgetown University, announced that its HIV Phase Ib/IIa clinical trial data and analysis, conducted at, and led by Dr. Steven J. Brown, of the AIDS Research Alliance, Los Angeles, CA, has been provided to Samaritan.

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

B. Animal Testing Models for Alzheimer's

            Samaritan is conducting research and development of pharmacologic rat models for Acute Alzheimer' and Chronic Alzheimer's. We are currently doing in-vitro validation and in-vivo testing with animal models. The models, if successful, will allow efficacy testing for new therapies.

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

                        In Vitro         Human Testing         Human Testing
    Test                Testing        (Small Test Group)    (Large Sample Size)
----------------        --------        ----------------     ------------------
Breast Cancer           Completed        Completed                Completed
(BC Aggress-Analysis)

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

RISK FACTORS

            The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Risk Factors" in our Form 10-KSB filed April 15, 2003.

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

            Statements in this report expressing our expectations and beliefs regarding our future results or performance are forward-looking statements that involve a number of substantial risks and uncertainties. When used in this Form 10-QSB, the words "anticipate," "believe," "estimate," "expect," "intend," "may be," "seek," "plan," "focus," and "potential" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Our actual future results may differ significantly from those stated in any forward-looking statements. As a result of the foregoing and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect our business, financial condition, operating results and stock price. We are not under any duty to update any of the forward-looking statements in this report to conform these statements to actual results, unless required by law. For further information, refer to the more specific risks and uncertainties discussed above and throughout this report.

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

Item 2.  Changes in Securities.
            Securities, unregistered, were sold by the Company in the first quarter of 2003 under an exemption from registration. The title of these securities was the Common Stock of the Company. They were sold for cash unless otherwise noted in this section. They were sold in private transactions to persons believed to be of a class of private investors acting on their own comprised of "accredited investors" (as such term is defined in Regulation D of the U.S. Securities and Exchange Commission or "SEC") and a limited number of non-accredited investors. All investors, to the best knowledge of the Company, not affiliated with the Company, purchased the shares with an apparent investment intent. The Company relied upon, among other possible exemptions,
Section 4(2) of the Securities Act of 1933, as amended. It's reliance on said exemption was based upon the fact that no public solicitation was used by the Company in the offer or sale, and that the securities were legended shares, along with a notation at the respective transfer agent, restricting the shares from sale or transfer as is customary with reference to Rule 144 of the SEC.

Management notes that stock was issued as follows during the three months ended March 31, 2003

No. of shares          Issued Pursuant To                      Price/valuation
-------------          ------------------                      ---------------
1,160,714             In settlement of accounts payable            $ 162,500
3,010,000             Sale of restricted stock                     $ 301,000

The total offering price, during the first quarter as to these shares, was $463,500, less expenses, estimated to be a total of $9,500 for printing, legal, postage, and other expenses related to respective offering.

         On April 3, 2003, the Company's registration statement on Form SB-2, Commission Registration No. 333-52296 effective on December 20, 2000 (as amended and supplemented from time to time, "Registration Statement" expired by its original terms. The Company's net proceeds from said registration statement was $609,747.34.

Item 5. Other Information.

         Samaritan Pharmaceuticals Inc., will host its Annual Meeting of shareholders at 10 a.m. on Friday, June 27, 2003 at the Sterling Club, Turnberry Towers, 2827 Paradise Rd., Las Vegas, Nevada. Also, Scientists from Samaritan Research Labs, Georgetown University will make a presentation "Targeting Innovative Therapies to Treat and Prevent Memory Loss and Alzheimer's."

Item 6. Exhibits and Reports on Form 8-K.

(a) Reports on Form 8-K.

            On April 22, 2003, Samaritan Pharmaceuticals , Inc. and Fusion Capital Fund II, LLC, a Chicago-based institutional investor and Samaritan's long-term financial partner, entered into a new $10 million Common Stock Purchase Agreement. The previous Common Stock Purchase Agreement between Samaritan and Fusion Capital dated November 2, 2000 by its original terms expired.

            Under the new Common Stock Purchase Agreement, Fusion Capital shall buy from time to time over twenty-five months up to $10 million of Samaritan's common stock. Samaritan has the right to control the timing and the amount of stock sold to Fusion Capital with the purchase price based upon the market price of Samaritan's common stock at the time of each sale without any discount. Funding of the $10 million shall commence at the Samaritan's discretion after the Securities & Exchange Commission has declared effective a registration statement covering the shares of common stock to be purchased by Fusion Capital.

(b) Exhibits

         Listed below are all exhibits filed as part of this report. Some exhibits are filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibits
No.                      Description
----------------------------------------------------------------------
2.1      Agreement and Plan of Reorganization (1)
3.1      Articles of Incorporation, as amended and restated (5)
3.2      By-Laws (3)
4.1      Form of common stock certificate (1)
4.2      1997 Stock Option Plan (1)
4.3      2001 Stock Option Plan (4)
10.1     Assignment between Linda Johnson and the Company dated
            September 6, 2000. (5)
10.2     Assignment between Linda Johnson and Spectrum Pharmaceuticals
            Corporation dated May 14, 1999. (5)
10.3     Agreement containing the assignment of U.S. Patent Application
            07/233,247 with improvements dated May 22, 1990. (5)
10.4     Agreement between AIDS Research Alliance Agreement and the
            Company dated March 5, 1999 (1)
10.5     Common Stock Purchase Agreement between Company and Fusion
            Capital Fund II, LLC, dated April 22, 2003 (2)
10.6     Registration Rights Agreement between Company and
          Fusion Capital Fund II, LLC, dated April 22, 2003 (2)
10.7     Agreement between Samaritan Pharmaceuticals, Inc. and Doug Bessert (5)
10.8     Agreement between Samaritan Pharmaceuticals, Inc. and Eugene Boyle (5)
10.9     Agreement between Samaritan Pharmaceuticals, Inc and Janet Greeson (5)
14.1     Code of Ethics (7)
16.1     Letter on change in certifying accountant (6)
21.1     List of Subsidiaries (1)
99.1     Certification of Chief Executive Officer
99.2     Certification of Chief Financial Officer
99.3     Certification of Vice President

(1) Filed as an exhibit to Form 10-SB, including any amendments, on July 21, 1999 and incorporated herein by reference.

(2) Filed as an exhibit to Form 8-K, including any amendments, on April 25, 2003, and incorporated herein by reference.

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

(6) Filed as an exhibit to Form 8-K, on September 27, 2002 and incorporated herein by reference

(7) Filed as an exhibit to 10-KSB, including any amendments, on April 15, 2003 and incorporated herein by reference

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMARITAN PHARMACEUTICAL, INC

Dated: 15 May 2003                               By: /s/ Eugene Boyle
                                               ---------------------------------
                                               Eugene Boyle, CFO, COO, Director

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


Date: 15 May 2003


/s/ Janet Greeson C.E.O
 -----------------------
Janet Greeson C.E.O

                                 CERTIFICATIONS


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


Date: 15 May 2003


/s/Eugene Boyle CFO
Eugene Boyle CFO

                                 CERTIFICATION


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


Date: 15 May 2003


/s/ Doug Bessert
Doug Bessert VP