Form 10QSB
period 2003-06-30
SAMARITAN PHARMACEUTICALS INC
filed 2003-08-19
CIK 1057377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                 ---------------
                                   Form 10-QSB

                                   (Mark One)
                  X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal quarter ended June 30, 2003
                                       Or

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

                                 (702) 735-7001
                            Issuer's telephone number


The company had 82,249,212 shares issued and outstanding of Common Stock issued as of June 30, 2003.

Transitional Small Business Disclosure Format (Check one): Yes___ No X
                                                                     --

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Balance Sheet as of June 30, 2003                      2

         Consolidated Statements of Operations for the period
           from Inception (September 5, 1994) to June 30, 2003,
           and for the Six Months Ended June 30, 2003 and 2002               3

         Consolidated Statements of Stockholders' Equity (Deficit) for
           the period from Inception (September 5, 1994) to
           June 30, 2003                                                    4-5

         Consolidated Statements of Cash Flows for the period from
           Inception (September 5, 1994) to June 30, 2003 and
           for the Six Months Ended June 30, 2003 and 2002                   6

         Notes to Interim Financial Statements                               7

Item 2.  Management's Discussion and Analysis of Plan of Operations          8

Item 3.  Controls and Procedures                                             15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15

Item 2.  Changes in Securities                                               15

Item 4.  Submission of Matters to a Vote of Security Holders                 16

Item 5.  Other Information                                                   16

Item 6.  Exhibits                                                            16

Signatures                                                                   18

                         SAMARITAN PHARMACEUTICALS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED, BALANCE SHEET
                                   (UNAUDITED)
                                  June 30, 2003

                                     ASSETS

CURRENT ASSETS:
Cash                                                       $            295,904
Prepaid expense                                                           8,040
                                                             -------------------
TOTAL CURRENT ASSETS                                                    303,944
                                                             -------------------

PROPERTY AND EQUIPMENT                                                   33,453

OTHER ASSETS:
Patent registration costs                                               200,339
Purchased  technology rights                                             47,223
Deposits                                                                 15,720
                                                             -------------------
                                                                        263,282
                                                             -------------------

TOTAL ASSETS                                               $            600,679
                                                             ===================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                           $            241,612
Accrued expenses                                                        278,926
Common stock to be issued                                               116,000
Short-term borrowings                                                   179,392
                                                             -------------------
TOTAL CURRENT LIABILITIES                                               815,930
                                                             -------------------

DEFERRED REVENUE                                                        250,000
                                                             -------------------

STOCKHOLDERS' DEFICIT:
Common stock, 200,000,000 share authorized at $.001
     par value,  82,225,012 issued and outstanding                       82,225
Additional paid-in capital                                           18,729,129
Deferred compensation                                                  (437,500)
Accumulated deficit                                                 (18,839,105)
                                                             -------------------
TOTAL STOCKHOLDERS' DEFICIT                                            (465,251)
                                                             -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $           600,679
                                                             ===================




  See accompanying notes to the consolidated financial statements (unaudited).

                         SAMARITAN PHARMACEUTICALS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
       FROM INCEPTION (SEPTEMBER 5, 1994), AND FOR THE FOR THE SIX MONTHS
                  AND THREE MONTHS ENDED JUNE 30, 2003 AND 2002





                                              From
                                            Inception                    For the Six                     For the Three
                                       (September 5, 1994)          Months Ended June 30,          Months Ended June 30,
                                               To             -------------------------------   --------------------------
                                         June 30, 2003            2003             2002             2003            2002
                                      -------------------    -------------   ---------------   --------------   ------------

 REVENUES:                          $             50,000   $            -  $              -  $             -  $           -
                                      -------------------    -------------   ---------------   --------------   ------------


 EXPENSES:

 Research and development                      4,288,036          386,695           329,199          199,000        168,186
 Interest                                         49,760            6,088            11,740            2,141          5,371
 General and administrative                   13,829,823          889,951         1,041,697          449,953        511,369
 Forgiveness of debt                            (137,780)               -                 -                -              -
 Depreciation and amortization                 1,109,514           12,674            10,540            6,337          5,270
                                      -------------------    -------------   ---------------   --------------   ------------
                                              19,139,353        1,295,408         1,393,176          657,431        690,196
                                      -------------------    -------------   ---------------   --------------   ------------

 NET INCOME (LOSS)                  $        (19,089,353)  $   (1,295,408) $     (1,393,176) $      (657,431) $    (690,196)
                                      ===================    =============   ===============   ==============   ============




 Loss per share, basic & diluted:  $          (0.98)         $     (0.02) $          (0.03) $         (0.01) $       (0.02)
                                      -------------------    -------------   ---------------   --------------   ------------

       Basic and diluted           $           0.00          $     (0.02) $          (0.03) $         (0.01) $       (0.02)
                                      ===================    =============   ===============   ==============   ============

 Weighted average number of shares outstanding:

       Basic and diluted                      19,396,237       70,589,969        42,748,802       75,939,791     44,970,271
                                      ===================    =============   ===============   ==============   ============



        See accompanying notes to the consolidated financial statements.

                        SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

             FROM INCEPTION (SEPTEMBER 5, 1994) TO JUNE 30, 2003


                                      Number    Par Value  Reserved     Additional                                          Total
                                        of       Common       for        Paid in                 Deferred  Accumulated Shareholders'
                                     Shares      Stock     Conversion    Capital     Warrants   Compensation   Deficit    Deficit
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
Inception at September 5, 1994             -  $       -  $         -  $         - $        -  $        - $          -   $         -

Shares issued for cash, net of
 offering costs                    6,085,386        609            -      635,481          -           -            -       636,090
Warrants issued for cash                   -          -            -            -      5,000           -            -         5,000
Shares issued as compensation
 for services                        714,500         71            -    1,428,929          -           -            -     1,429,000

Net loss                                   -          -            -            -          -           -    (2,152,843)  (2,152,843)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
December 31, 1996                  6,799,886        680            -    2,064,410      5,000           -    (2,152,843)     (82,753)

Issuance of stock, prior to
 acquisition                         206,350         21            -      371,134          -           -            -       371,155
Acquisition of subsidiary for
 stock                             1,503,000        150            -       46,545          -           -            -        46,695


Shares of parent redeemed,
 par value $.001                  (8,509,236)      (851)           -          851          -           -            -             -
Shares of public subsidiary
 issued, par value $.001           7,689,690      7,690          820       (8,510)         -           -            -             -

Net loss                                   -          -            -            -          -           -     (979,635)     (979,635)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------

December 31, 1997                  7,689,690      7,690          820    2,474,430      5,000           -    (3,132,478)    (644,538)

Conversion of parent's shares        696,022        696         (696)           -          -           -            -             -
Shares issued for cash, net of
 offering costs                      693,500        694            -      605,185          -           -            -       605,879
Shares issued in cancellation
 of debt                             525,000        525            -      524,475          -           -            -       525,000
Shares issued as compensation        400,000        400            -      349,600          -           -            -       350,000

Net loss                                   -          -            -            -          -           -    (1,009,945)  (1,009,945)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
December 31, 1998                 10,004,212     10,005          124    3,953,690      5,000           -    (4,142,423)    (173,604)

Conversion of parent's shares         13,000         13          (13)           -          -           -            -             -
Shares issued in cancellation
 of debt                              30,000         30            -       29,970          -           -            -        30,000
Shares issued for cash, net
 of offering costs                    45,000         45            -       41,367          -           -            -        41,412
Shares issued as compensation      3,569,250      3,569            -      462,113          -           -            -       465,682
Detachable warrants issued                 -          -            -            -    152,125           -            -       152,125
Detachable warrants exercised        100,000        100            -      148,900   (149,000)          -            -             -
Debentures converted to stock      1,682,447      1,682            -      640,438          -           -            -       642,120

Net loss                                   -          -            -            -          -           -    (1,671,255)  (1,671,255)
                                   -----------   --------   ----------   ---------- ----------- ------------ -----------  ----------

December 31, 1999                 15,443,909     15,444          111    5,276,478      8,125           -    (5,813,678)    (513,520)


        See accompanying notes to the consolidated financial statements.


Conversion of parent's shares        128,954        129         (111)         (18)         -           -            -             -
Shares issued for cash, net
 of offering costs                 1,575,192      1,575            -      858,460          -           -            -       860,035
Shares issued in cancellation
 of debt                             875,000        875            -      660,919          -           -            -       661,794
Shares issued in cancellation
 of accounts payable                 100,000        100            -       31,165          -           -            -        31,265
Shares issued as compensation      3,372,945      3,373            -    2,555,094          -    (759,560)           -     1,798,907
Warrants exercised                    38,807         39            -        3,086     (3,125)          -            -             -
Warrants expired                           -          -            -        5,000     (5,000)          -            -             -

Net loss                                   -          -            -            -          -           -    (3,843,308)  (3,843,308)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------

December 31, 2000                 21,534,807     21,535            -    9,390,184          -    (759,560)   (9,656,986)  (1,004,827)

Shares issued for cash, net
 of offering costs                 6,497,088      6,497            -    1,257,758          -           -            -     1,264,255
Shares issued as compensation      9,162,197      9,162            -    1,558,599          -    (230,512)           -     1,337,249
Shares issued on previously
 purchased shares                    342,607        342            -      188,208          -           -            -       188,550
Shares issued in cancellation
 of accounts payable                 200,000        200            -       68,880          -           -            -        69,080
Amortization of deferred
 compensation                              -          -            -            -          -     495,036            -       495,036
Stock options issued for services          -          -            -      439,544          -           -            -       439,544

Net loss                                   -          -            -            -          -           -    (4,079,806)  (4,079,806)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
December 31, 2001                 37,736,699     37,736            -   12,903,173          -    (495,036)  (13,736,792)  (1,290,919)

Shares issued for cash, net
 of offering costs                18,657,500     18,658            -    2,077,641          -           -             -    2,096,299
Shares issued as compensation      3,840,525      3,841            -    1,044,185          -           -             -    1,048,026
Shares issued on previously
 purchased shares                     50,000         50            -        4,950          -           -             -        5,000
Shares issued in cancellation
 of accounts payable               4,265,184      4,265            -      539,291          -           -             -      543,556
Amortization of deferred
 compensation                              -          -            -            -          -     495,036             -      495,036
Stock options issued for services          -          -            -      225,000          -           -             -      225,000

Net loss                                   -          -            -            -          -           -    (4,057,153)  (4,057,153)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
December 31, 2002                 64,549,908  $  64,550  $         -  $16,794,240 $        -  $        -  $(17,793,945) $  (935,155)

Shares issued for cash, net of
 offering costs                    8,985,793      8,986            -      946,754          -           -             -      955,740
Shares issued as compensation      3,193,943      3,194            -      508,746          -    (500,000)            -       11,940
Shares issued in cancellation
 of accounts payable               7,059,416      7,059            -      728,073          -           -             -      735,132
Amortization of deferred
 compensation                              -          -            -            -          -      62,500             -       62,500
Shares reacquired in settlement
 of judgement                     (1,564,048)    (1,564)           -     (248,684)         -           -       250,248            -

Net loss                                   -          -            -            -          -           -    (1,295,408)  (1,295,408)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------

June 30, 2003                     82,225,012     82,225            -  $18,729,129 $        -  $ (437,500) $(18,839,105) $  (465,251)
                                  ===========   ========   ==========   ========== =========== ============ ===========  ===========



   See accompanying notes to the consolidated financial statements (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
            FROM INCEPTION (SEPTEMBER 5, 1994) AND FOR THE SIX MONTHS
                          ENDED JUNE 30, 2003 AND 2002




                                                                                From                     For the Six Months
                                                                             Inception                          Ended
                                                                         (September 5, 1994)                 June 30,
                                                                              To June 30,       ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                       June 30, 2003              2003                2002
                                                                        --------------------          -----               -----

Net loss                                                              $          (19,089,353) $       (1,295,408) $      (1,393,176)
Adjustments to reconcile net loss to net cash used in
    operating activities:
               Depreciation and amortization                                       1,171,085              75,174            258,058
               Expenses paid through issuance of stock                             6,487,304              11,940            160,652
               Stock options issued for services                                     664,544                   -                  -
(Increase) decrease in assets:
               Prepaids and other current assets                                     (21,281)             (5,040)            13,352
Increase (decrease) in liabilities:
               Deferred revenue                                                      250,000                   -                  -
               Accounts payable and accrued expenses                               1,801,282              65,682           (143,715)
                                                                        --------------------   -----------------   -----------------

NET CASH USED IN OPERATING ACTIVITIES                                             (8,736,419)         (1,147,652)        (1,104,829)
                                                                        ---------------------   -----------------   ----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of technology                                                              (108,969)                  0                  0
Purchase of furniture and equipment                                                  (90,219)             (5,474)                 0
Patent registration costs                                                           (209,758)             (2,973)           (15,700)
                                                                        ---------------------   -----------------   ----------------

NET CASH USED IN INVESTING ACTIVITIES                                               (408,946)             (8,447)           (15,700)
                                                                        ---------------------   -----------------   ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants                                                               157,125                   -                  -
Proceeds from debentures                                                             642,120                   -                  -
Proceeds from stock sales                                                          6,839,653             955,740            762,305
Common stock to be issued                                                            309,550             116,000            121,000
Offering costs                                                                       (11,071)                  -                  -
Short-term loan repayments                                                          (271,530)           (140,063)           (66,513)
Short-term loan proceeds                                                           1,775,422             162,500            212,500
                                                                        ---------------------   -----------------   ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                          9,441,269           1,094,177          1,029,292
                                                                        ---------------------   -----------------   ----------------

CHANGE IN CASH                                                                       295,904             (61,922)           (91,237)
CASH AT BEGINNING OF PERIOD                                                                -             357,826            304,367
                                                                        ---------------------   -----------------   ----------------

CASH AT END OF PERIOD                                                 $              295,904  $          295,904  $         213,130
                                                                        =====================   =================   ================

NON-CASH FINANCING & INVESTING ACTIVITIES:

Purchase of net, non-cash assets of  subsidiary
     for stock                                                        $                  195  $                -  $               -
Short-term debt retired through issuance
    of stock                                                          $            2,433,735  $                -  $         335,019
Issuance of common stock, previously subscribed                       $                5,000  $                -  $           5,000


        See accompanying notes to the consolidated financial statements.


                         Samaritan Pharmaceuticals, Inc.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2003


PART I --- FINANCIAL INFOMRATION

Item 1.  Financial Statements.

SAMARITAN PHARMACEUTICALS
Notes to Interim, Consolidated Financial Statements

BASIS OF PRESENTATION:
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2002, included in the Form10-KSB for the year then ended.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2003, and the results of operations and cash flows for the six-month period ending June 30, 2003 and 2002 have been included. The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2002. Management notes that stock was issued as follows during the three months ended June 30, 2003:


No. of shares       Issued Pursuant To                       Price/valuation
-------------      ------------------                        ---------------
3,193,943          Services Rendered                            $511,940
5,898,702          In settlement of accounts payable            $572,632
3,417,000          Sale of restricted stock                     $341,700
2,558,793          Sale of common stock                         $313,040

                  Cancellation Pursuant To
                 ---------------------------
(1,564,048)      Settlement Agreement, Alfred T Sapse          ($250,248)
                 Cortisol Medical Research Shares


Management notes that in addition to the shares stated above, 594,352 shares were reacquired in settlement with Alfred T. Sapse. Management also notes that the Company, from time to time, is involved in various legal proceedings in the ordinary course of our business and are currently executing a settlement agreement signed by all parties to resolve previously reported pending lawsuits. We believe based on the settlement agreement that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will not have a material adverse effect on our business, financial condition or results of operations.

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

PLAN OF OPERATION

Overview

Samaritan Pharmaceuticals, Inc. is a development stage biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as Alzheimer's, Cancer, central nervous system ("CNS") disorders, cardiovascular disease and HIV.

Our overall corporate strategy is to build a robust technology pipeline by (1) in-licensing early-stage patented technologies from Academic Research Centers, and (2) focus on the discovery and the development of new drug compounds and technology to add to our pipeline at Samaritan Laboratories, in collaboration with Georgetown University.

Samaritan principal executive office is located at 101 Convention Center Drive, Suite 310, Las Vegas, NV 89109, and our main telephone number is (702) 735-7001.

Business Model

Our business model is primarily focused on the commercialization of our product pipeline and patent portfolio. We seek potential products and then focus on the continual development of these products. Our first development objective for a potential drug candidate is to file for an Investigational New Drug (IND) application, to conduct human clinical trials, with the eventual goal of obtaining marketing approval for each of the selected technologies.

We currently have several technologies in our product pipeline: SP001 and its bioequivalents for HIV; an animal (rat) model for Alzheimer's disease; Novel Neuroprotective compounds; a Peptide to bind cholesterol; an Alzheimer's and Breast Cancer Diagnostic/Theranostic; and a series of novel compounds.

Business Value

Samaritan's strategy to build value is predicated on developing the Companies proprietary drugs, and bridging pre-human, preclinical, discovery studies through Samaritan's drug development roadmap with human trials. What separates Samaritan, and the promise of Samaritan, is the development of true medical advances based on the insights, intuition and creativity of its scientists. Currently, the average drug discovery and preclinical testing time is six and a half years, with Phase I being one and a half years and Phase II averaging two to three years. Samaritan strives to, reduce the average time to commercialization, and attract licensing opportunities.

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

Summary Of Research And Development

We have a series of therapeutic projects either in "discovery research", "preclinical trials", "product development" or "clinical development"; and we utilize these formal stages of product progression to track progress, performance, competition, and cost for each project. Our research programs are aimed at satisfying defined medical needs in the areas of Alzheimer's, Cancer, Cardiovascular, Infectious Diseases, and Neurology and are based on an intellectual property position that, we believe, is both broad and strong. Several of our development programs involve ex vivo technologies in which patients' tissues are manipulated outside the body and, as such, may be less costly to investigate and quicker to develop than in vivo agents. We expect to apply to the U.S. FDA for and receive IND status (Investigational New Drug) for certain technologies to initiate human trials that may commence in the future. We have concentrated our efforts on setting up the operations, increasing efficiencies, and streamlining structure. We have an impressive portfolio of technology and opportunities, each of which must compete for resources and priority status.

A key currency in the biotechnology and pharmaceutical markets are patents and intellectual property. Our central intellectual property activity has been, and continues to be, the acquisition of patents, development and patent maintenance, directly in support of our product development. We continue to expend significant funds and efforts on licensed technology and patent protection. In addition, we are continually examining our intellectual property positions in relation to competitive activities and our ability to operate and defend our patent positions in relation to products. We believe that this is a key value element for our continued development.

                            Samaritan Pharmaceuticals
                                Product Pipeline

         xxx = Completed         x = In Progress


Drug Candidates                                      Patent     Pre-Clinical      IND     Phase I     Phase II     Phase III
---------------------------------------------------------------------------------------------------------------------------
HIV........................Procaine HCl (SP-01)       xxx           xxx           xxx       xxx         xxx
HIV, Alzheimer's(AD),Dementia...........(SP-10)       x            x
HIV, AD...........................(SP-02 to 25)       x            x
HIV, AD...........................(SP-26 to 50)       x            x
Alzheimer's............................(SP-222)       x            x
Alzheimer's............................(SP-233)       x            x
Alzheimer's ........................(SP234-250)       x            x
Nerve Gas Inhibitor.....................(SP-04)       x
Stem Cell Therapy......................(SP-sc2)       x            x
Stem Cell Therapy......................(SP-sc7)       x            x
Cancer................................(SP-222c)       x            x
Cancer...........................(SP-234c-250c)       x            x
Cancer Diagnostic and Drug............(SP-5000)       x            x

Pharmacologic AD Rat Model                  In Vitro Testing     In Vivo Testing
Alzheimer's Rat Model.....(New Drug Test)          xxx                 xxx


Diagnostics                                 In Vitro Testing          Human Test Small       Human Test Large
-------------------------------------------------------------------------------------------------------------
Breast Cancer...(BC Tumor Agress-Analysis)         xxx                   xxx                         x
Alzheimer's..........(AD Blood Test Diagnostic)    xxx                   xxx                         x
Alzheimer's Generation II                          xxx                   xxx
Alzheimer's Generation III                         xxx                   xxx


Highlights Of The Main Products Or Technologies Closest To Or Ready For Out-Licensing Or Commercialization

  SP001 and its bioequivalent HIV drugs with promising Phase II results - Early data suggest no serious side effects and (CD4) immune system improvement. The analysis of data is presently being prepared for FDA submission.

  A Pharmacological (rat) model for Alzheimer's disease -- Four weeks treatment of a rat results in its loss of memory and Alzheimer's disease-like brain pathology. This model is ideal for pharmaceutical companies and scientists to screen their Alzheimer's drugs for prevention, stabilization of the disease and cures for Alzheimer's disease.

  Alzheimer's disease compounds -- Compounds offer protection against beta-amyloid neurotoxicity, a condition associated with Alzheimer's disease.

  A peptide therapeutic that binds cholesterol -- Peptide can be used to clean the blood of excessive cholesterol in acute high cholesterol conditions.

  An Alzheimer's diagnostic kit -- A simple blood test that identifies specific circulating brain steroids that have been oxidized in the brains of Alzheimer's patients.

  A breast cancer theranostic kit. -- A biopsy test that predicts the aggressiveness of a breast cancer tumor which allows a physician, in a timely manner, to recommend the best and possibly the least invasive treatment for a patient.


Promising Alzheimer's Drug Candidates

Background for Alzheimer's thesis: Cortisol, the stress hormone, is the main hormone associated with immunity, memorization and learning with excessive cortisol being well known to produce cognitive impairment.

Why do we care: It is estimated that 16 million Americans will be diagnosed with Alzheimer's by 2050. Early diagnosis and treatment with Cortisol modulating drugs before the onset of symptoms could possibly lengthen the progression of Alzheimer's whereas a patient might die of natural causes rather than Alzheimer's.

             Promising Alzheimer's Drug Candidates:
                 -- SP001
                 -- SP010
                 -- SP222
                 -- SP223
                 -- SP232
                 -- SP238

             Alzheimer's Related Patent Application Titles:
              --  Neuroprotective spirostenol pharmaceutical compositions.
              --  Methods and compositions for modulating serum cortisol levels.

             Journals:
              -- Journal of Neurochemistry, 2002, 83:1110-1119
              -- Endocrine Society 2003, abstract.

Stem Cell Therapy for Alzheimer's, Neuron Differentiation

Background: Stem cell therapy, the manipulation of stem cells to combat disease, is on the threshold of a new era in medicine. Neuronal stem cells can be induced to rapidly differentiate to adult neuron cells as a novel treatment for Alzheimer's.

                 Promising Stem Cell Drug Candidates:
                  --  SP222b
                  --  SP237

New Alzheimer's Pharmacologic (Rat) Model Tool:
Brand New Tool-Used by pharmaceuticals companies to test their preventive, stabilizing or curative therapies under development for Alzheimer's. Advantage:
Pharmacologic. Only four weeks to induce full blown Alzheimer's disease compared to lengthy transgenics.

Alzheimer's Predictive Diagnostic:

Advantage: Simple blood test with 70% success rate.

                 Patent Title:
                  --  Neurosteroids: Markers of Alzheimer's disease pathology

                 Journals:
                  -- Neurobiology of Aging, 2003, 24:57-65.

AIDS Related Dementia Research and Drug Candidates

Background: Elevated cortisol levels are associated with many disease states of which AIDS Related Dementia is included. SP001 has indicated to be a safe and effective cortisol modulator; therefore, SP001 and its bioequivalents could change the way patients are treated, either as a single agent or in combination with other conventional therapies for AIDS.

            Promising AIDS and Related Dementia Drug Candidates:
                  -- SP001
                  -- SP010
                  -- SP014
                  -- SP016
                  -- SP017

            Patent and Patent Application Titles:
            -- Protected Complex of Procaine...
            -- Composition of Anti-HIV Drugs and Anticortisol Compounds...
            -- Methods and Compositions for Modulating Serum Cortisol Levels...

            Proof of Concept HIV FDA Phase II Study Results
            -- Safe, Tolerable, CD8 improvement, Cortisol modulation.
            -- Statistically Significant
                   1. Decreased HIV symptoms (Whalen Scale-Quality of Life)
                   2. Decreased viral load.
            -- Orphan drug status requested

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

On April 8, 2003, Samaritan strengthened its scientific technology research by expanding its Georgetown University seven year Sponsored Research Agreement with an additional financial commitment. These funds shall be used by Samaritan Laboratories/Georgetown to screen for additional new drug compounds, their binding capabilities to specific receptors and their direct effects on mitochondrial function. Mitochondria are the key to life and death. Quite possibly, the process of aging itself may be intimately linked to mitochondria. A sampling of some major health disorders where mitochondrial dysfunction may be linked to large segments of a diseased population are Alzheimer's, Lou Gehrig's, Cancer, Heart disease, Parkinson's and Type II Diabetes.

Our Financial Position And Our Need To Raise Additional Capital

We are a biopharmaceutical company in a research and development stage. Since our inception, we have primarily focused our resources on research and development. To date, none of our proprietary products have reached a commercial stage, and hence, we do not have, nor do we anticipate revenue in the near future. As is normal for a biotechnology company, we have been unprofitable since our inception and have incurred significant losses. These losses consist primarily of research and related expenditures, marketing costs, consulting, and administrative overhead and expenses, incurred while the Company seeks to complete development of its product, which includes studies to obtain FDA final approval. No significant revenues have been earned by the Company, or cash flow from operations, to help pay these operating needs.

We will continue to have significant general and administrative expenses, including expenses related to clinical studies, our collaboration with Georgetown University, and patent prosecution. We have funded our operations through a series of private placements and through our previous agreement dated November 2, 2000 with Fusion Capital. We believe potential private placements, the new agreement with Fusion Capital dated April 22, 2003, described below will assist the Company in meetings its cash needs, but there is no guarantee. Except for an agreement to sell shares to Fusion Capital, discussed below, no commitment exists for continued investments, or for any underwriting.

We have the right to receive $20,000 per trading day under the agreement with Fusion Capital unless our stock price equals or exceeds $0.45, in which case the daily amount may be increased at our option. Generally, Fusion Capital shall not be obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.10. Since we initially registered 15,000,000 shares for sale by Fusion Capital pursuant to a prospectus (excluding the total of 3,125,000 shares issuable to Fusion Capital as a commitment fee), the selling price of our common stock to Fusion Capital will have to average at least $0.67 per share for us to receive the maximum proceeds of $10.0 million without registering additional shares of common stock. Assuming a purchase price of $0.22 per share (the closing sale price of the common stock on July 24, 2003) and the purchase by Fusion Capital of the full 15,000,000 shares under the common stock purchase agreement, proceeds to us would be $3,300,000.

Even with our financing arrangement with Fusion Capital, we may require substantial additional funds to sustain our operations and to grow our business. The amount of which will depend, among other things, on the rate of progress and the cost of our research and product development programs and clinical trial activities, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, and the cost of developing manufacturing and marketing capabilities, if we decide to undertake those activities. The clinical development of a therapeutic product is a very expensive and lengthy process and may be expected to utilize $5 to $20 million over a three to six year development cycle. We currently do not have available the financial resources to complete the clinical development of any of our therapeutic products without a strategic partner. Although we believe we could license the manufacturing and marketing rights to our products in return for up-front licensing and other fees and royalties on any sales, there can be no assurance that we will be able to do so in the event we seek to do so. We need to obtain additional funds to develop our therapeutics products and our future access to capital is uncertain. The allocation of limited resources is an ongoing issue for us as we move from research activities into the more costly clinical investigations required to bring therapeutic products to market.

The extent we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient financing from Fusion Capital were to prove prohibitively expensive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the full $10.0 million under the common stock purchase agreement with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans. Other than the agreement with Fusion Capital, we do not have any commitments or arrangements to obtain any such funds and there can be no assurance that any additional funds, whether through exercise of warrants and stock options, additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, will be available to us upon terms acceptable to us or at all. If we are unable to obtain additional financing we might be required to delay, scale back or eliminate certain of our research and product development programs or clinical trials, or be required to license third parties to commercialize products or technologies that we would otherwise undertake ourselves, or cease certain operations all together, any of which might have a material adverse effect upon us. If we raise additional funds by issuing equity securities, dilution to stockholders may result, and new investors could have rights superior to holders of shares purchased in previous offering. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects.

We have been able to substantially meet our cash needs during the past 12 months. We believe we will be able to continue to find avenues to obtain the capital needed for our operations through private placements and by sale of our shares to Fusion Capital.

Press Release Highlights

On July 2, 2003, Samaritan Pharmaceuticals Inc., Samaritan Research Labs, Georgetown University, announced it has completed licensing of several new discoveries for Alzheimer's, under its Georgetown University collaboration with Samaritan Labs. Samaritan is well-positioned to become a "force" in the treatment of Alzheimer's with breakthrough compounds that could change the way patients are treated today, Chairman and Chief Executive Officer, Dr. Janet Greeson, said at the company's 2003 Annual Meeting of Shareholders. Speaking to shareholders at one of the largest shareholders meeting to date, Greeson noted that the combination of Samaritan Pharmaceuticals and Georgetown University brings more than seven technologies into Samaritan, rapidly moving along "a continuum of development" to drive valuation and increase shareholder value. The continuum for value begins with "in vitro" studies and ends with the more advanced "proof of concept" Phase II studies in humans, to test a drug's safety and its ability to prolong lives. "The research collaboration with Georgetown University has not only given us a chance to dramatically increase our technology valuation but also strengthened every aspect of, an already strong expertise with business development, intellectual property, regulatory affairs, and governmental grants," Greeson continued, "We are dedicated to driving valuation and will continue to aggressively 'bridge' technology from Georgetown University to potential pharmaceutical partners throughout the year

On April 8, 2003, Samaritan Pharmaceuticals Inc., Samaritan Research Labs and Georgetown University, announced they strengthened its scientific technology pipeline by expanding its Georgetown University seven year Sponsored Research Agreement with an additional financial commitment this year. These funds shall be used by Samaritan Laboratories/Georgetown to screen for additional new drug compounds, their binding capabilities to specific receptors and their direct effects on mitochondrial function. Mitochondria are the key to life and death. Quite possibly, the process of aging itself may be intimately linked to mitochondria. A sampling of some major health disorders where mitochondrial dysfunction may be linked to large segments of a diseased population are Alzheimer's, Lou Gehrig's, Cancer, Heart disease, Parkinson's and Type II Diabetes.

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

On March 31, 2003 Samaritan Pharmaceuticals Inc., Samaritan Research Labs and Georgetown University, announced that its Chief Scientific Officer, Dr. Vassilios Papadopoulos was interviewed and featured in BioPeople Magazine-Therapy Focus, written by Allis Kane. In the article, Allis Kane investigates current research approaches in the search for a cure of Alzheimer's. Alzheimer's is a progressive, degenerative disease of the brain, and is the most common form of dementia.

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

     Papadopoulos explains that this is a significant advantage over retinoic acid, currently used for the maturation of stem cells, which is toxic, in vivo, and takes several months. 'Now we have a tool that not only protects against beta-amyloid toxicity in the brain, but also switches on a mechanism in the few stem cells that exist in the human brain to make them differentiate into adult cells to replace, potentially, the neurons which have died,' he says.

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

RISK FACTORS

 The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Risk Factors" in our Form 10-KSB filed April 15, 2003 and in our Form SB-2 filed June 4, 2003.


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based upon management's current expectations that are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in our forward-looking statements. Such statements address the following subjects: our need for and ability to obtain additional capital, including from the sale of equity and/or from federal or other grant sources; our expected future losses; the sufficiency of cash and cash equivalents; our ability to generate revenues; our ability to develop commercially successful products, including our ability to obtain FDA approval to initiate further studies of our potential products and our technologies; the high cost and uncertainty of the research and development of pharmaceutical products; the unpredictability of the duration and results of the U.S. Food and Drug Administration's review of new drug applications; the possible impairment of our existing, and the inability to obtain new, intellectual property rights and the cost of protecting such rights as well as the cost of obtaining rights from third parties when needed on acceptable terms; our ability to enter into successful partnering relationships with respect to the development and/or commercialization of our product candidates; our dependence on third parties to research, develop, manufacture and commercialize and sell any products developed; our ability to improve awareness and understanding of our company, our technology and our business objectives; whether our predictions about market size and market acceptability of our products will prove true; and our understandings and predictions regarding the utility of our potential products and our technology.

Statements in this report expressing our expectations and beliefs regarding our future results or performance are forward-looking statements that involve a number of substantial risks and uncertainties. When used in this quarterly report the words "anticipate," "believe," "estimate," "expect," "intend," may be," "seek," "plan," "focus," and "potential" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Our actual future results may differ significantly from those stated in any forward-looking statements. The company also undertakes no duty to update forward-looking statements.

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

Item 2.  Changes in Securities.

Securities, unregistered, were sold by the Company in the second quarter of 2003 under an exemption from registration. The title of these securities was the Common Stock of the Company. They were sold for cash unless otherwise noted in this section. They were sold in private transactions to persons believed to be of a class of private investors acting on their own comprised of "accredited investors" (as such term is defined in Regulation D of the U.S. Securities and Exchange Commission or "SEC") and a limited number of non-accredited investors. All investors, to the best knowledge of the Company, not affiliated with the Company, purchased the shares with an apparent investment intent. The Company relied upon, among other possible exemptions, Section 4(2) of the Securities Act of 1933, as amended. It's reliance on said exemption was based upon the fact that no public solicitation was used by the Company in the offer or sale, and that the securities were legended shares, along with a notation at the respective transfer agent, restricting the shares from sale or transfer as is customary with reference to Rule 144 of the SEC.

Management notes that stock was issued as follows during the six months ended June 30, 2003

No. of shares         Issued Pursuant                      To Price/valuation
-------------        ------------------                   ------------------
3,193,943             Services Rendered                            $511,940
5,898,702             In settlement of accounts payable            $572,632
3,417,000             Sale of restricted stock                     $341,700
2,558,793             Sale of common stock                         $313,040

                      Cancellation Pursuant To
                     --------------------------
(1,564,048)          Settlement Agreement, Alfred T Sapse &       ($250,248)
                     Cortisol Medical Research Shares

The total offering price, during the second quarter as to these shares, was $1,489,064 less expenses, estimated to be a total of $11,500 for printing, legal, postage, and other expenses related to respective offering. Also, management notes in addition to the shares stated above, 594,352 shares were reacquired in settlement with Alfred T. Sapse.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

(a) The company held its Annual meeting on June 27, 2003.

(b) The three matters voted upon at the meeting were: (i) To elect six directors for a term expiring at the Annual Meeting of Stockholders in year indicated ("Proposal 1"); (ii) To approve and ratify an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 100,000,000 to 200,000,000 ("Proposal 2"); (iii) To ratify the appointment of Sherb & Co., LLP, as our independent auditors for the fiscal year ending December 31, 2003 ("Proposal 3").

(i) With respect to "Proposal 1", Eugene Boyle (2006) received 42,327,612 shares in favor and 467,558 shares were withheld, Brian Sullivan (2006) received 40,596,170 shares in favor and 2,199,000 shares were withheld, Cynthia Thompson
(2006) received 42,739,770 shares in favor and 55,400 shares were withheld, Douglas Bessert (2005) received 42,327,612 shares in favor and 467,558 shares were withheld, H Thomas Winn (2005) received 40,944,170 shares in favor and 1,851,000 shares were withheld, and Vassilios Papadopoulos (2005) received 42,327,612 shares in favor and 467,558 shares were withheld, and there were 100,091 abstentions for each director, and no broker non-votes. All nominees were declared to have been elected as directors to hold office until the annual meeting of stockholders in the year indicated.

(ii) With respect to "Proposal 2", 41,488,738 shares were in favor, 1,181,800 shares were against, 224,723 shares abstained, and no non-votes were withheld from voting with respect to such proposal. Proposal 2 was declared to have been approved.

(iii) With respect to "Proposal 3", 42,549,338 shares were in favor, 46,073 shares were against, 299,850 shares abstained, and no non-votes were withheld from voting with respect to such proposal. Proposal 3 was declared to have been approved.

Item 5. Other Information.

Item 6. Exhibits and Reports on Form 8-K.

(a) Reports on Form 8-K.

            On April 22, 2003, Samaritan Pharmaceuticals, Inc. and Fusion Capital Fund II, LLC, a Chicago-based institutional investor and Samaritan's long-term financial partner, entered into a new $10 million Common Stock Purchase Agreement. The previous Common Stock Purchase Agreement between Samaritan and Fusion Capital dated November 2, 2000 by its original terms expired.

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

Exhibits
No.                      Description
----------------------------------------------------------------------
2.1         Agreement and Plan of Reorganization (1)
3.1         Articles of Incorporation, as amended and restated (6)
3.2         By-laws (3)
4.1         Form of common stock certificate (1)
4.2         2001 Stock Option Plan (4)
10.1        Assignment between Linda Johnson and the Company dated
            September 6, 2000. (5)
10.2 Assignment between Linda Johnson and Spectrum Pharmaceuticals Corporation dated May 14, 1999. (5)
10.3 Agreement containing the assignment of U.S. Patent Application 07/233,247 with improvements dated May 22, 1990. (5)
10.4 Agreement between AIDS Research Alliance Agreement and the Company dated March 5, 1999 (1)
10.5 Common Stock Purchase Agreement between Company and Fusion Capital Fund II, LLC, dated April 22, 2003 (2)
10.6 Registration Rights Agreement between Company and Fusion Capital Fund II, LLC dated April 22, 2003. (2)
10.7        Agreement between Samaritan Pharmaceuticals, Inc. and
            Doug Bessert (5)
10.8        Agreement between Samaritan Pharmaceuticals, Inc. and
            Eugene Boyle (5)
10.9        Agreement between Samaritan Pharmaceuticals, Inc and
            Janet Greeson (5)
10.10 Research Collaboration and Licensing Agreement between Georgetown University and Samaritan Pharmaceuticals, Inc., dated
            June 8, 2001 (6)

                   ------------------------------------------

(1) Filed as an exhibit to Samaritan Pharmaceutical's Form 10-SB, filed on July 21, 1999, and incorporated herein by reference.
(2) Filed as an exhibit to Samaritan Pharmaceutical's Report on Form 8-K filed on April 25, 2003, and incorporated herein by reference.
(3) Filed as an exhibit to Samaritan Pharmaceutical's Annual Report on Form 10K-SB, filed on April 3, 2001, and incorporated herein by reference.
(4) Filed as an exhibit to Samaritan Pharmaceutical's Schedule 14A filed on April 3, 2001, and incorporated herein by reference
(5) Filed as an exhibit to Samaritan Pharmaceutical's Quarterly Report on Form 10-QSB filed on August 14, 2002, and incorporated herein by reference.
(6) Filed as an exhibit to Samaritan Pharmaceutical's Report on Form SB-2a filed on July 31,2003 an incorporated herein by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMARITAN PHARMACEUTICAL, INC

Dated: 14 August 2003                              By: /s/ Eugene Boyle
                                                -------------------------------
                                                Eugene Boyle, CFO, COO, Director