Form 10KSB/A
period 2002-12-31
SAMARITAN PHARMACEUTICALS INC
filed 2003-10-09
CIK 1057377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                         Amendment No. 1 to Form 10-KSB
                                   (Mark One)
                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                   (X) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       Or

                  TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d)
                   ( ) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____to______

                         Commission file number 0-26775
                                               ----------
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

Transitional Small Business Disclosure Format (Check one): Yes__ No _X_

                         SAMARITAN PHARMACEUTICALS, INC.

                                   FORM 10-KSB
                   GENERAL FORM FOR REGISTRATION OF SECURITIES

                                Table of Contents

Part I

Item 1.  Description of Business                                           3

Item 2.  Description of Property                                           8

Item 3.  Legal Proceedings                                                 8

Item 4.  Submission of Matters to a Vote of Security Holders              13

Part II

Item 5.  Market For Common Equity and Related Stockholder Matters.        14

Item 6.  Management's Discussion and Analysis or Plan of Operation.       16

Item 7.  Financial Statements                                             21

Item 8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosures                            21

Part III

Item 9.  Directors, Executive Officers, Promoters and Control
          Persons; Compliance With Section 16(a) of the Exchange Act.     22

Item 10. Executive Compensation                                           25

Item 11. Security Ownership of Certain Beneficial
           Owners and Management                                          27

Item 12. Certain Relationships and Related Transactions                   28

Item 13. Exhibits and Reports on Form 8-K                                 29

Item 14. Controls and Procedures                                          30

         Signatures                                                       30

                                     PART I

Item 1.  Description of Business.

Overview

Samaritan was formed in September 1994 and became public in October 1997. Our principal executive offices are located at 101 Convention Center Drive, Suite 310, Las Vegas, NV 89109, and our telephone number is (702)735-7001.

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

Competition

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Many entities, including pharmaceutical and biotechnology companies, academic institutions and other research organizations are actively engaged in the discovery and research and development of products that could compete directly with our products under development, although we do not have access to information regarding the product development efforts of our competitors or the diseases that such efforts target.

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

Research Agreement
On  June  8,  2001,  Samaritan  Pharmaceuticals  signed  a  seven-year  research collaboration agreement with Georgetown University. The objectives of the Georgetown University Samaritan Pharmaceuticals research collaboration are (1) to develop "one molecule" drugs and extend clinical studies to in vivo experiments in animal models simulating Alzheimer's disease, (2) to develop an accurate, reliable diagnostic for nuero-degeneration (Alzheimer's), and (3) to focus on new drug development in Oncology and Neurology with the ability to protect the brain from neuronal damage and tumor growth. At the present time, the research collaboration between Georgetown University and Samaritan is the only research and development project for Samaritan. Under the collaboration agreement, Samaritan pays Georgetown $650,000 per year, which is used by Georgetown to fund its efforts in the collaboration in respect of research which is based on balancing and modulating the stress hormone cortisol, counteracting cortisol's neurodegenerative and immunosuppressive properties. The $650,000 is paid quarterly and is unallocated and covers the general research and development effort. In addition, we have incurred direct research and development expenses of approximately $350,000 for each of the last two fiscal years related primarily to clinical trials and the retention of consultants to assist in the FDA process.

Under the agreement, Samaritan receives worldwide exclusive rights to any novel therapeutic agents or diagnostic technologies that may result from the research collaboration directed by Dr. Janet Greeson and Dr. Vassilios Papadopoulos with their team of seven research professionals (including five Ph.D. level research scientists) who have expertise in the fields of endocrinology, pharmacology, cell biology, organic and steroid chemistry and computer modeling. In consideration, Samaritan shall pay to Georgetown University (1) royalties for said technology but in connection with the calculation of the amount of any royalty payments due hereunder, Samaritan shall receive credit for any and all costs, expenses and/or fees related to patent prosecution, maintenance and enforcement, paid by Samaritan or its Affiliates including any such amounts paid by Samaritan to Georgetown University as a reimbursement therefore pursuant to the Master Agreement; and (2) costs, expenses and fees relating to product development, clinical trials and the FDA approval process and/or any other Regulatory Approval process but only to the extent that a Sublicensee expressly reimburses Samaritan for such costs, expenses and fees. It should also be noted that each party shall have the right to terminate the Sponsored Research in the event Dr. Greeson ceases to be the Chief Executive Officer of Samaritan or Dr. Papadopoulos ceases to be the Principal Investigator and that each license granted shall not be terminated or in any way effected if the Sponsored Research is terminated. Each such license shall have its own termination provisions as set forth in the respective license.

License Agreements
On June 18, 2001, Georgetown University granted Samaritan an Exclusive Worldwide License to Georgetown's patent application for "Early Detection of Alzheimer's." Georgetown's research efforts toward this patent application accumulated over a seven-year period. The patent application, entitled, "Neurosteroids as Markers for Alzheimer's Disease", naming inventors Vassilios Papadopoulos, Rachel C. Brown and Caterina Cascio, is believed to detect early damage resulting from Alzheimer's. Their findings, that brain levels of DHEA, are increased in Alzheimer's pathology; have significant relevance, given the fact that many companies are currently advocating increasing DHEA with supplements as a means to prevent the development of Alzheimer's disease and, therefore, may put prospective Alzheimer's patients at risk. The term of the license agreement is for the term of the any associate patents. We are not obligated to pay Georgetown any milestone payments. Georgetown is entitled to receive royalties based on our revenue from product sales and sublicenses, if any. Samaritan has, at its own expense, responsibility for the process of seeking any regulatory approvals for and conducting clinical trials with respect to any licensed product or application of the licensed technology. Samaritan controls and has the financial responsibilities for the prosecution and maintenance In respect of any patent rights related to the licensed technology. Samaritan has the right to terminate the license upon written notice to Georgetown for any reason or for no reason. In the event of that Samaritan fails to make any payment due to Georgetown under the license, Georgetown has the right to terminate the license upon sixty (60) days prior written notice if Samaritan fails to pay to Georgetown such amount within such 60-day period.

On July 25, 2001, Georgetown University granted Samaritan an Exclusive Worldwide License to Georgetown's patent application for a breast cancer diagnostic test that can be used as a tool to improve the detection, diagnosis, prognosis, prevention and possibly the treatment of breast cancer. The patent application, entitled, "Peripheral-type Benzodiazepine Receptor: A Tool for Detection, Diagnosis, Prognosis, and Treatment of Human Breast Cancer," naming as inventors, Vassilios Papadopoulos and Martine Culty, identifies a protein named Peripheral-type Benzodiazepine receptor (PBR) to be responsible for part of the changes in cellular and molecular functions in the development and progression of breast cancer. Although today there are methods for the detection of breast tumors, such as a mammogram, little is known about the early prognosis of a tumor to metastasize. Georgetown's scientists have identified a correlation between high levels of PBR and the aggressiveness of a tumor. Biopsies, considered to be safe procedures, would be used for PBR measurements and if the levels are high, scientists believe it could serve as a marker for the aggressiveness of a tumor with early detection, diagnosis and prognosis. Georgetown's research efforts toward this patent application have accumulated over an 8-year period and, in addition, Samaritan plans to explore research seeking possible prevention technology and drugs to inhibit, block or arrest the production of this protein PBR identified as a marker for breast cancer. The term of the license agreement is for the term of the any associate patents. We are not obligated to pay Georgetown any milestone payments. Georgetown is entitled to receive royalties based on our revenue from product sales and sublicenses, if any. Samaritan has, at its own expense, responsibility for the process of seeking any regulatory approvals for and conducting clinical trials with respect to any licensed product or application of the licensed technology. Samaritan controls and has the financial responsibilities for the prosecution and maintenance In respect of any patent rights related to the licensed technology. Samaritan has the right to terminate the license upon written notice to Georgetown for any reason or for no reason. In the event of that Samaritan fails to make any payment due to Georgetown under the license, Georgetown has the right to terminate the license upon sixty (60) days prior written notice if Samaritan fails to pay to Georgetown such amount within such 60-day period.

On September 11, 2001, Georgetown University granted Samaritan an Exclusive Worldwide License to Georgetown's patent application for "Cholesterol Recognition Amino Acid Sequence." The invention has identified a "cholesterol fingerprint" present in proteins known to interact with and bind cholesterol. This chemically synthesized peptide, containing the "cholesterol fingerprint" amino acid sequence, binds cholesterol and could be used as a drug to remove cholesterol from other proteins, cells and tissues. The term of the license agreement is for the term of the any associate patents. We are not obligated to pay Georgetown any milestone payments. Georgetown is entitled to receive royalties based on our revenue from product sales and sublicenses, if any. Samaritan has, at its own expense, responsibility for the process of seeking any regulatory approvals for and conducting clinical trials with respect to any licensed product or application of the licensed technology. Samaritan controls and has the financial responsibilities for the prosecution and maintenance In respect of any patent rights related to the licensed technology. Samaritan has the right to terminate the license upon written notice to Georgetown for any reason or for no reason. In the event of that Samaritan fails to make any payment due to Georgetown under the license, Georgetown has the right to terminate the license upon sixty (60) days prior written notice if Samaritan fails to pay to Georgetown such amount within such 60-day period.

On December 13, 2001, Georgetown University granted Samaritan an Exclusive Worldwide License to Georgetown's patent application for "Peripheral-type Benzodiazepine Receptor Associated Proteins: cloning, expression and methods of use", naming as inventors, Vassilios Papadopoulos and Hua Li, identifies proteins that are associated and regulate the function of the Peripheral-Type Benzodiazepine Receptor in health and disease. The role of this receptor is in cholesterol compartmentalization, steroid formation, cell death, tumor growth and metastasis, Alzheimer's disease pathology, as well as in other brain pathologies. It is hoped the discovery of these proteins, might provide new tools to use for understanding the cause of diseases and develop new methods of treatment. The term of the license agreement is for the term of the any associate patents. We are not obligated to pay Georgetown any milestone payments. Georgetown is entitled to receive royalties based on our revenue from product sales and sublicenses, if any. Samaritan has, at its own expense, responsibility for the process of seeking any regulatory approvals for and conducting clinical trials with respect to any licensed product or application of the licensed technology. Samaritan controls and has the financial responsibilities for the prosecution and maintenance In respect of any patent rights related to the licensed technology. Samaritan has the right to terminate the license upon written notice to Georgetown for any reason or for no reason. In the event of that Samaritan fails to make any payment due to Georgetown under the license, Georgetown has the right to terminate the license upon sixty (60) days prior written notice if Samaritan fails to pay to Georgetown such amount within such 60-day period.

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

After an IND becomes effective, a sponsor may commence human clinical trials. The sponsor typically conducts human clinical trials in three sequential phases, but the phases may overlap. In Phase I clinical trials, the product is tested in a small number of patients or healthy volunteers, primarily for safety at one or more doses. In Phase II, the sponsor continues to evaluate safety, but primarily evaluates the efficacy of the product in a patient population. Phase III clinical trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically dispersed test sites. The sponsor must submit to the FDA a clinical plan, or "protocol", accompanied by the approval of the institution participating in the trials, prior to commencement of each clinical trial. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time.

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

The amount of time taken for this approval process is a function of a number of variables, including the quality of the submission and studies presented the potential contribution that the compound will make in improving the treatment of the disease in question, and the workload at the FDA. It is possible that our products will not successfully proceed through this approval process or that the FDA will not approve them in any specific period of time, or at all.

Congress enacted the Food and Drug Administration Modernization Act of 1997, in part, to ensure the availability of safe and effective drugs, biologics and medical devices by expediting the FDA review process for new products. The Modernization Act establishes a statutory program for the approval of fast track products, including biologics. A fast track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. Under the fast track program, the sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a fast track product at anytime during the clinical development of the product. The Modernization Act specifies that the FDA must determine if the product qualifies for fast track designation within 60 days of receipt of the sponsor's request. The FDA can base approval of a marketing application for a fast track product on an effect, on a clinical endpoint or on another endpoint that is reasonably likely to predict clinical benefit. The FDA may subject approval of an application for a fast track product to post-approval studies to validate the surrogate endpoint or confirm the effect on the clinical endpoint and prior review of all promotional materials. In addition, the FDA may withdraw its approval of a fast track product on a number of grounds, including the sponsor's failure to conduct any required post-approval study with due diligence. If a preliminary review of clinical data suggests that a fast track product may be effective, the FDA may initiate review of sections of a marketing application for a fast track product before the sponsor completes the application. This rolling review is available if the applicant provides a schedule for submission of remaining information and pays applicable user fees. However, the time periods specified under the Prescription Drug User Fee Act concerning timing goals to which the FDA has committed in reviewing an application do not begin until the sponsor submits the entire application. We may request fast track designation for SP001 and its bioequivalents HIV drugs and other products.

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

We have not received approval in the U.S. or any foreign states or foreign jurisdictions for the commercial sale of any of our potential therapeutics products. However, the FDA has accepted our IND for the clinical examination of our SP001 and its bioequivalent HIV drugs. Completion of testing, studies and trials may take several years, and the length of time varies substantially with the type, complexity, novelty and intended use of the product. There can be no assurance that any of our development programs will be successfully completed, that any IND will become effective or that additional clinical trials will be allowed by the FDA or other regulatory authorities or that we will successfully develop any marketable pharmaceutical product.

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

Environmental Matters
We currently rely primarily on third party independent contractors and the research efforts of Georgetown University and the University of Iowa to conduct research and development on and manufacture clinical supplies of our proposed drugs. However, to the extent that any of our current and future research and development activities involve the use of hazardous materials and chemicals, or produce waste products, we will be subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials. Although we would expect that our safety procedures for handling and disposing of these materials would comply with the standards prescribed by such laws and regulations, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. In addition, the risk of accidental contamination or injury from hazardous and radioactive materials cannot be completely eliminated. The potential liability for damages stemming from accidents involving these materials may exceed our $2,000,000 commercial general liability insurance coverage or available resources.

Product and Clinical Studies Liability
Administration of any drug to humans involves the risk of allergic or other adverse reactions in certain individuals. Accordingly, it is possible that claims might be successfully asserted against us for liability with respect to injuries that may arise from the administration or use of our products during clinical trials or following commercialization. We presently carry no clinical studies and product liability insurance. Although we carry a $2,000,000 commercial general liability insurance policy. There can be no assurance that the coverage the commercial general liability insurance policy provides will be adequate to satisfy all claims that may arise. Regardless of merit or eventual outcome, such claims may result in decreased demand for a product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. Thus, a clinical trial or product liability claim may result in losses that could be material.

Employees

As of the date hereof we had 5 employees that work directly for Samaritan Pharmaceuticals and 7 scientists that work under our collaboration agreement with Georgetown University. In addition, we make extensive use of consultants.

Properties

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

RISK FACTORS

An investment in our common stock is highly speculative, involves a high degree of risk, and should be made only by investors who can afford a complete loss. You should carefully consider the following risk factors, together with the other information in this prospectus, including our financial statements and the related notes, before you decide to buy our common stock. Our most significant risks and uncertainties are described below; however, they are not the only risks we face. These risks may cause our business, financial condition, or results of operations to be materially adversely affected and the trading price of our common stock to decline. This may result in you losing all or part of your investment. As used in this prospectus, the terms "we," "us," "our," "the Company" and "Samaritan" mean Samaritan Pharmaceuticals, Inc. a Nevada corporation, unless the context indicates a different meaning.

         Risks Related To Our Financial Condition

We Have A Limited Operating History With Significant Losses And Expect Losses To Continue For The Foreseeable Future

We are a biopharmaceutical company in a research and development stage. We have been unprofitable since our inception and have incurred significant losses. Our net losses since inception on September 5, 1994 to March 31, 2003 were $18.4 million. We had net losses of $4.0 million in each of the last two years ended December 31, 2002 and a net loss of $600,000 in the three months ended March 31, 2003. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative costs. We expect to continue to incur losses and we may never be profitable. We have derived no significant revenues from product sales or royalties. We do not expect to achieve significant product sales or royalty revenue in the near future and are not able to predict when we might do so. Furthermore we may never do so. We expect to continue to incur substantial additional operating losses in the future. These losses may increase significantly as we expand development and clinical trial efforts although we prioritize our capital to technologies closest to commercialization.

Even With Our Financing Arrangement With Fusion Capital, We May Require Additional Financing To Sustain Our Operations

We will require substantial funds to sustain operations and to grow our business. The amount of which will depend, among other things, on the rate of progress and the cost of our research and product development programs and clinical trial activities, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, and the cost of developing manufacturing and marketing capabilities, if we decide to undertake those activities. The clinical development of a therapeutic product is a very expensive and lengthy process and may be expected to utilize $5 to $20 million over a three to six year development cycle. We currently do not have available the financial resources to complete the clinical development of any of our therapeutic products without a strategic partner. Although we believe we could license the manufacturing and marketing rights to our products in return for up-front licensing and other fees and royalties on any sales, there can be no assurance that we will be able to do so in the event we seek to do so. We need to obtain additional funds to develop our therapeutics products and our future access to capital is uncertain. The allocation of limited resources is an ongoing issue for us as we move from research activities into the more costly clinical investigations required to bring therapeutic products to market.

We only have the right to receive $20,000 per trading day under the agreement with Fusion Capital unless our stock price equals or exceeds $0.45, in which case the daily amount may be increased at our option. Generally, Fusion Capital shall not be obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.10. Since we initially registered 15,000,000 shares for sale by Fusion Capital pursuant to this prospectus (excluding the total of 3,125,000 shares issuable to Fusion Capital as a commitment fee), the selling price of our common stock to Fusion Capital will have to average at least $0.67 per share for us to receive the maximum proceeds of $10.0 million without registering additional shares of common stock. Assuming a purchase price of $0.22 per share (the closing sale price of the common stock on July 24, 2003) and the purchase by Fusion Capital of the full 15,000,000 shares under the common stock purchase agreement, proceeds to us would be $3,300,000.

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

Risks Related To Our Business
We Are In The Development Stage And None Of Our Products Have Completed Clinical Trials, And May Never Demonstrate Sufficient Safety And Efficacy In Order To Do So.

All of our products are in the development stage and most of our products are in the preclinical or research stage. We have only one product (SP001 and its bioequivalent HIV drugs) currently in clinical trials which has recently completed a phase II clinical trial. In order to achieve profitable operation we must successfully develop, manufacture, introduce and market our products. The time frame necessary to achieve market success for any individual product is long and uncertain. The products currently under development by us will require significant additional research and development and extensive pre-clinical and clinical testing prior to application for commercial use. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after showing promising results in early or later stage studies or clinical trials. Although we have obtained some favorable results to date in pre-clinical studies and clinical trials of certain of our potential products, such results may not be indicative of results that will ultimately be obtained in or throughout such clinical trials, and clinical trials may not show any of our products to be safe or capable of producing a desired result. Additionally, we may encounter problems in our clinical trials that will cause us to delay, suspend or terminate those clinical trials.

We Are Subject To Extensive Regulation Which Can Be Costly And Time Consuming And Subject Us To Unanticipated Delays

All of our potential products and manufacturing activities are subject to comprehensive regulation by the Food and Drug Administration (FDA) in the United States and by comparable authorities in other countries. The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive and often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Preclinical studies involve laboratory evaluation of product characteristics and often animal studies to assess the efficacy and safety of the product. The FDA regulates preclinical studies under a series of regulations called the current Good Laboratory Practices regulations. If the sponsor violates these regulations, the FDA, in some cases, may invalidate the studies and require that the sponsor replicate them. Certain of our potential products may be novel, and regulatory agencies may lack experience with them, which may lengthen the regulatory review process, increase our development costs and delay or prevent their commercialization. There is limited successful commercialization of products based on technology such as ours. In addition, we have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain timely FDA approvals, if at all. We will not be able to commercialize any of our potential therapeutic products until we obtain FDA approval, and so any delay in obtaining, or inability to obtain, FDA approval could harm our business. We have not yet sought FDA approval for any of our therapeutic products.

We Are Dependent on Georgetown University To Conduct Research And Development And To Conduct Preclinical Studies, Which If Unavailable Would Impair Our Ability To Commercialize Our Products

Our potential therapeutic products are not the result of our own internal basic research but rather arise from our ability to license technologies from Georgetown University. We are also dependent upon Georgetown University for all preclinical studies. There can be no assurance that we will be able to obtain these services from Georgetown University, or other third parties, on commercially reasonably terms or at all, or that any or all of the contemplated benefits from such collaborative arrangements will be realized. Failure to obtain such arrangements would result in delays in the development of our proposed products.

Technology With Respect To Therapeutics  And Other  Biopharmaceutical  Fields Is
Rapidly Evolving, And There Can Be No Assurance Of Our Ability To Respond Adequately

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

Competition In Our Industry Is Intense And Many Of Our Competitors Have Substantially Greater Managerial Resources Than We Have

Competition in our fields of research is intense and is accentuated by the rapid pace of technological development. We do not have access to information regarding the product development efforts of our competitors or the diseases that such efforts target. It is likely that other companies are researching and developing drugs to treat the same diseases or conditions that we are targeting. These competitors may be using similar or different biological or metabolic processes or delivery systems. Many of our competitors have substantially greater research and development capabilities and manufacturing, marketing, financial and managerial resources than we do. Research and discoveries by others may result in breakthroughs that may render our products obsolete even before they generate any revenue. There are products currently under development by others that could compete with the products that we are developing. Competitors also may succeed in developing and marketing products that are more effective than or marketed before our products. Our competitors may develop safer or more effective therapeutic products, reach the market more rapidly and thereby reduce the potential sales of our products, or establish superior proprietary positions. We also anticipate that we will face increased competition in the future as new companies enter our markets and as scientific developments continue to accelerate. If any of our products receive marketing approval, the inability of our products to compete effectively in the marketplace will materially and adversely affect our business operations.

We Are Dependent Of Key Members Of Management

Our success is dependent upon the continued services and performance of Dr. Janet Greeson, our chief executive officer; president and chairman; and Dr. Vassilios Papadopoulos, our chief scientific officer. We do not maintain key man insurance on either officer. We have a 5 year employment agreement with Dr. Greeson that expires in 2006. The loss of their services could delay our product development programs and our research and development efforts at Georgetown University. In addition, the loss of Dr. Janet Greeson is grounds for termination of the collaboration with Georgetown University. In addition, competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense and we cannot assure you that we would be able to recruit qualified personnel on acceptable terms to replace them.

We May Not Be Able To Adequately Protect Our Intellectual Proprietary Rights

Our patent strategy is to pursue patent protection in the U.S. and in major developed countries for our technologies. As of the date hereof, we owned or licensed one issued U.S. patent for SP001 and had eight pending patent applications from Georgetown University in the U.S. to protect our proprietary methods and processes. We have also filed corresponding foreign patent applications for certain of these U.S. patent applications. As of the date here, our patent portfolio outside the U.S. comprised of no issued patents and over eight pending patent applications. The issued U.S. patent and pending patent application relate to Alzheimer's, Cancer, Cardiovascular, and HIV indications and is based on balancing and modulating the stress hormone cortisol, counteracting cortisol's neurodegenerative and immunosuppressive properties. Our goal is to obtain broad patent protection for our technologies and their related medical indications. The patent on PROCAINE issued on September 1990, expires in September 2008 but patent term extensions under the Hatch-Waxman Act may be available to Samaritan for the lost opportunity to market and sell the invention during the regulatory review process.

Our success will depend in significant part on our ability to obtain and maintain elements of business protection practices, including but not limited to U.S. patent protection for our licensed technologies, preservation and defense of our trade secrets and proprietary rights, and operations that do not infringe upon the proprietary rights of third parties. Because of the length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical industry has traditionally placed considerable importance on obtaining patent and trade secret protection for significant new technologies, products and processes. We can't assure you that patents will be issued from the patent applications we own, or have licensed or that the patent issued to us will provide us with significant protection against competitive applications or otherwise be commercially valuable. In addition, patent law relating to certain of our fields of interest, particularly as to the scope of claims in issued patents, is still evolving. Patent positions may not be as strong as in other more well-established fields, and it is unclear how this uncertainty will affect our patent rights. Litigation, which could be costly and time consuming, may be necessary to enforce any patents issued in the future to us or our licensors or to determine the scope and validity of the proprietary rights of third parties. The issuance of a patent is not conclusive as to its validity or enforceability and it is uncertain how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings, such as oppositions, which may be brought in foreign jurisdictions to challenge the validity of a patent. A third party may challenge the validity or enforceability of a patent after its issuance by the U.S. Patent and Trademark Office. It is possible that a competitor may successfully challenge our patents or that a challenge will result in limiting their coverage. Moreover, the cost of litigation to uphold the validity of patents and to prevent infringement can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. Moreover, it is possible that competitors may infringe our patents or successfully avoid them through design innovation. To stop these activities we may need to file a lawsuit. These lawsuits are expensive and would consume time and other resources, even if we were successful in stopping the violation of our patent rights. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of our patents were upheld, a court would refuse to stop the other party on the ground that its activities are not covered by, that is, do not infringe, our patents. Our competitive position is also dependent upon unpatented technology and trade secrets which may be difficult to protect. We can't assure you that others will not independently develop substantially equivalent proprietary information and techniques which would legally circumvent our intellectual property rights, that our trade secrets will not be disclosed or that we can effectively protect our rights to unpatented trade secrets. As the biotechnology industry expands and more patents are issued, the risk increases that our potential products may give rise to claims that they infringe upon the patents of others. Any such infringement litigation would be costly and time consuming to us. As of the date hereof, Samaritan has no pending threats of litigation or negotiations regarding patent issues, court challenges, or legal action.

We Are Exposed To Potential Liability Claims, And Our Insurance Against These Claims May Not Be Sufficient To Protect Us

Our business exposes us to potential clinical trial and may in the future expose us to product liability risks, which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. Although we carry a $2,000,000 commercial general liability insurance policy, the company currently has no specific clinical trial liability or product liability insurance. There can be no assurance that the coverage the commercial general liability insurance policy provides will be adequate to satisfy all claims that may arise. Regardless of merit or eventual outcome, such claims may result in decreased demand for a product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. Thus, a clinical trial or product liability claim may result in losses that could be material.

We Have Only One Source Of Supply For SP001 and its bioequivalent HIV Drugs

We are currently dependent on one source of supply for SP001 and its bioequivalent HIV drugs, the University of Iowa, and there would be a material adverse effect on our business and prospects if we were unable to obtain adequate supplies. University of Iowa manufactures the material in a facility which adheres to current Good Manufacturing Practices, or cGMP, regulations enforced by the FDA through its facilities inspection program. If our supplier was unable to produce and provide us with SP001 and its bioequivalent HIV product, especially of cGMP grade, we will be forced to identify an alternative supplier or produce the product ourselves. In the case of the former, we currently do not have an alternative supplier capable of meeting our needs and might experience delays in replacing our supplier. We would be required to design, in addition, if the suppliers produce an inadequate supply, or fail to produce or deliver the product on a timely basis; our clinical testing may be delayed, thereby delaying the submission of products for regulatory approval or the market introduction and subsequent sales of our products. Any such delay may lower our revenues and potential profitability and otherwise have a material adverse effect on us.

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

The Sale Of Our Common Stock To Fusion Capital May Cause Dilution And The Sale Of The Shares Of Common Stock Acquired By Fusion Capital Could Cause The Price Of Our Common Stock To Decline

The purchase price for the common stock to be issued to Fusion Capital pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock. All shares in this offering are freely tradable. Fusion Capital may sell none, some or all of the shares of common stock purchased from us at any time. We expect that the shares offered by this prospectus will be sold over a period of up to 25 months from the date of this prospectus. Depending upon market liquidity at the time, a sale of shares under this offering at any given time could cause the trading price of our common stock to decline and to be highly volatile. Fusion Capital may ultimately purchase all of the shares of common stock issuable under the common stock purchase agreement, and it may sell some, none or all of the shares of common stock it acquires upon purchase. Therefore, the purchases under the common stock purchase agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock under this offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Future Sales Of Common Stock Could Depress The Price Of Our Common Stock

Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain shareholders could have a material adverse impact on the market price for the common stock at the time. There are presently approximately 54,349,354 outstanding shares of our common stock held by shareholders which are deemed "restricted securities" as defined by Rule 144 under the Securities Act. Under certain circumstances, these shares may be sold without registration pursuant to the provisions of rule 144. In general, under rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of restricted securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar weeks preceding the notice of sale required by rule 144. In addition, rule 144 permits, under certain circumstances, the sale of restricted securities without any quantity limitations by a person who is not an affiliate of ours and has satisfied a two-year holding period. Any sales of shares by shareholders pursuant to rule 144 may have a depressive effect on the price of our common stock.

The Market Price Of Our Common Stock Is Very Volatile And The Value Of Your Investment May Be Subject To Sudden Decreases

The trading price for our common stock has been, and we expect it to continue to be, volatile. For example, the closing bid price of our stock has fluctuated between $0.11 and $0.75 per share since January 1, 2001. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results and general market and economic conditions, which are beyond our control. Factors such as fluctuations in our financial and operating results, the results of preclinical and clinical trials, announcements of technological innovations or new commercial products by us or our competitors, developments concerning proprietary rights and publicity regarding actual or potential performance of products under development by us or our competitors could also cause the market price of our common stock to fluctuate substantially. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many biotechnology companies have often fluctuated in a manner not necessarily related to their operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

Our Common Stock Is Traded Over The Counter, Which May Deprive Stockholders Of The Full Value Of Their Shares

Our common stock is quoted via the Over The Counter Bulletin Board (OTCBB). As such, our common stock may have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ. These factors may result in higher price volatility and less market liquidity for the common stock.

A Low Market Price May Severely Limit The Potential Market For Our Common Stock

Our common stock is currently trading at a price substantially below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions (a "penny stock"). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock.

Because We Will Not Pay Dividends, Stockholders Will Only Benefit From Owning Common Stock If It Appreciates

We have never paid dividends on our common stock and do not intend to do so in the foreseeable future. We intend to retain any future earnings to finance our growth. Accordingly, any potential investor who anticipates the need for current dividends from his investment should not purchase our common stock.
Item 2.  Description of Property

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

Item 4.  Submission of Matters to a Vote of Security Holders
None

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a)  Market Information
The Company's Common Stock is traded on the NASDAQ over-the-counter ("OTC") Bulletin Board under the symbol "SPHC.OB" and the name of Samaritan Pharmaceuticals, Inc. The following table sets forth (a) the range of high and low bid closing quotations for our common stock on the over-the-counter market for each quarter within the last two fiscal years. The over-the-counter quotes reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. The quotations may be rounded for presentation.

Period
------                                                Bid Prices
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

(d) Equity Compensation Plan Information

                           Number of securities               Weighted average          Number of
                           to be issued upon                  exercise price of         securities
                           exercise of                        outstanding               remaining
                           outstanding options                options, warrants          for future
Name of Plan               warrants, and rights               and rights                 issuance
------------               -----------------                  ------------------        ----------
Equity compensation
Plans approved
By security holders        5,074,858                                   $0.16             2,586,192
(1)

Equity compensation
Plans not approved
By security holders        3,094,350                                   $0.24
(2)


Total                      8,169,208

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

Management notes that stock was issued as follows during the three months ended December 31, 2002

No. of shares     Issued Pursuant To                           Price/valuation
-------------     -----------------------------                ---------------
  612,500         Subscriptions due at December 31 2002         $  62,500
2,000,000         Sale of common stock                          $ 300,000
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

Plan of Operations

The following discussion should be read together with our financial statements and the notes related to those statements, as well as the other financial information included in this prospectus. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business, refer to the Risk Factors section of this prospectus.

Overview
Samaritan was formed in September 1994 and became public in October 1997. Our principal executive offices are located at 101 Convention Center Drive, Suite 310, Las Vegas, NV 89109, and our telephone number is (702) 735-7001.

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

We currently have several technologies in our product pipeline: requesting an End of Phase II Meeting with the FDA for SP001 and its bioequivalents clinical trial with positive data; an animal (rat) model for Alzheimer's disease; Novel Neuroprotective compounds; a Peptide to bind cholesterol; an Alzheimer's and Breast Cancer Diagnostic/Theranostic; and a series of novel compounds.

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

Our Financial Position And Our Need To Raise Additional Capital
We are a biopharmaceutical company in a research and development stage. Since our inception, we have primarily focused our resources on research and development. To date, none of our proprietary products have reached a commercial stage, and hence, we do not have, nor do we anticipate revenue in the near future. We have been unprofitable since our inception and have incurred significant losses. Our net losses since inception on September 5, 1994 to March 31, 2003 were $18.4 million. We had net losses of $4.0 million in each of the last two years ended December 31, 2002 and a net loss of $600,000 in the three months ended March 31, 2003. We will continue to have significant general and administrative expenses, including expenses related to clinical studies, our collaboration with Georgetown University, and patent prosecution. We have funded our operations through a series of private placements and through our previous agreement dated November 2, 2000 with Fusion Capital. We believe potential private placements, the new agreement with Fusion Capital dated April 22, 2003, described below will assist the Company in meetings its cash needs, but there is no guarantee. Except for an agreement to sell shares to Fusion Capital, discussed below, no commitment exists for continued investments, or for any underwriting.

We have the right to receive $20,000 per trading day under the agreement with Fusion Capital unless our stock price equals or exceeds $0.45, in which case the daily amount may be increased at our option. Generally, Fusion Capital shall not be obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.10. Since we initially registered 15,000,000 shares for sale by Fusion Capital pursuant to this prospectus (excluding the total of 3,125,000 shares issuable to Fusion Capital as a commitment fee), the selling price of our common stock to Fusion Capital will have to average at least $0.67 per share for us to receive the maximum proceeds of $10.0 million without registering additional shares of common stock. Assuming a purchase price of $0.22 per share (the closing sale price of the common stock on July 24, 2003) and the purchase by Fusion Capital of the full 15,000,000 shares under the common stock purchase agreement, proceeds to us would be $3,300,000.

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

Summary Of Research And Development

We are a biophamaceutical company engaged in the research and development of novel therapeutics and diagnostic products to treat chronic debilitating diseases such as Alzheimer's, Cancer, central nervous system ("CNS") disorders, cardiovascular disease and HIV. At the present time, the research collaboration between Georgetown University and Samaritan is the only research and development project for Samaritan. Under the collaboration agreement, Samaritan pays Georgetown $650,000 per year, which is used by Georgetown to fund its efforts in the collaboration in respect of research which is based on balancing and modulating the stress hormone cortisol, counteracting cortisol's neurodegenerative and immunosuppressive properties. The $650,000 is paid quarterly and is unallocated and covers the general research and development effort. In addition, we have incurred direct research and development expenses of approximately $350,000 for each of the last two fiscal years related primarily to clinical trials and the retention of consultants to assist in the FDA process.

We do not know and cannot reasonably estimate when the research and development efforts will be completed, when these efforts will be completed or when drugs or other products will be available for sale because of the early stage of our research and development efforts. Further, the research and development efforts will be determined in part based on the responses to our applications for regulatory approval submitted to the Food and Drug Administration. These responses are expected to direct the amount of clinical trials necessary for a particular drug.

Under the Georgetown collaboration, we have a series of therapeutic compounds either in "discovery research", "preclinical trials", product development" or "clinical development"; and we utilize these formal stages of product progression to track progress, performance and competition. Our research programs are aimed at satisfying defined medical needs in the areas of Alzheimer's, Cancer, Cardiovascular, Infectious Diseases, and Neurology and are based on an intellectual property position that, we believe, is both broad and strong. Several of our development programs involve ex vivo technologies in which patients' tissues are manipulated outside the body and, as such, may be less costly to investigate and quicker to develop than in vivo agents. We expect to apply to the U.S. FDA for and receive IND status (Investigational New Drug) for certain technologies to initiate human trials that may commence in the future. We have concentrated our efforts on Samaritan Research Laboratories, our research collaboration with Georgetown University, setting up the operations, increasing efficiencies, and streamlining structure.

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

                            Samaritan Pharmaceuticals
                                Product Pipeline

         xxx = Completed         x = In Progress

Drug Candidates                     Patent     Pre -Clinical        IND     Phase I     Phase II     Phase III
---------------------------------------------------------------------------------------------------------------
HIV.Procaine HCl (SP-01)             xxx             xxx             xxx      xxx         xxx
HIV, Alzheimer's(AD),
Dementia.(SP-10)                      x               x
HIV, AD.(SP-02 to 25)                 x               x
HIV, AD.(SP-26 to 50)                 x               x
Alzheimer's.(SP-222)                  x               x
Alzheimer's.(SP-233)                  x               x
Alzheimer's.(SP234-250)               x               x
Nerve Gas Inhibitor.(SP-04)           x
Stem Cell Therapy.(SP-sc2)            x               x
Stem Cell Therapy.(SP-sc7)            x               x
Cancer.(SP-222c)                      x               x
Cancer.(SP-234c-250c)                 x               x
Cancer Diagnostic
and Drug. (SP-5000)                   x               x

Pharmacologic AD Rat Model             In Vitro Testing      In Vivo Testing
Alzheimer's Rat Model.(New Drug Test)      xxx                    xxx

Diagnostics                               In Vitro     Human          Human
Testing                                                Test Small     Test Large
--------------------------------------------------------------------------------
Breast Cancer.(BC Tumor Agress-Analysis)    xxx          xxx             x
Alzheimer's.(AD Blood Test Diagnostic)      xxx          xxx             x
Alzheimer's Generation II                   xxx          xxx
Alzheimer's Generation III                  xxx

Research Agreement

On June 8, 2001, Samaritan Pharmaceuticals signed a seven-year research collaboration agreement with Georgetown University. The objectives of the Georgetown University Samaritan Pharmaceuticals research collaboration are (1) to develop "one molecule" drugs and extend clinical studies to in vivo experiments in animal models simulating Alzheimer's disease, (2) to develop an accurate, reliable diagnostic for nuero-degeneration (Alzheimer's), and (3) to focus on new drug development in Oncology and Neurology with the ability to protect the brain from neuronal damage and tumor growth. At the present time, the research collaboration between Georgetown University and Samaritan is the only research and development project for Samaritan. Under the collaboration agreement, Samaritan pays Georgetown $650,000 per year, which is used by Georgetown to fund its efforts in the collaboration in respect of research which is based on balancing and modulating the stress hormone cortisol, counteracting cortisol's neurodegenerative and immunosuppressive properties. The $650,000 is paid quarterly and is unallocated and covers the general research and development effort. In addition, we have incurred direct research and development expenses of approximately $350,000 for each of the last two fiscal years related primarily to clinical trials and the retention of consultants to assist in the FDA process.

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

Highlights Of The Main Products Or Technologies Closest To Or Ready For Out-Licensing Or Commercialization

SP001 and its bioequivalent HIV drugs with promising Phase II results -- Early data suggest no serious side effects and (CD4) immune system improvement. The analysis of data is presently being prepared for FDA submission.

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

Patent Title:
 -- Neurosteroids: Markers of Alzheimer's disease pathology

Journals:
 -- Neurobiology of Aging, 2003, 24:57-65.

AIDS Related Dementia Research and Drug Candidates

Background: Elevated cortisol levels are associated with many disease states of which AIDS Related Dementia is included. SP001 has proven to be a safe and effective cortisol modulator; therefore, SP001 and its bioequivalents could change the way patients are treated, either as a single agent or in combination with other conventional therapies for AIDS.

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

Item 7 Samaritan Pharmaceuticals Inc financial statements, schedules and supplementary data, appear in a separate section of this Report beginning with page F-1


                                                 SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         ------------------------------


                                      INDEX
                                                                     Page Number
                                                                    -----------
INDEPENDENT AUDITORS' REPORT                                            F-2

INDEPENDENT AUDITORS' REPORT                                            F-3

INDEPENDENT AUDITORS' REPORT                                            F-4

CONSOLIDATED FINANCIAL STATEMENTS:

 Consolidated Balance Sheet as of December 31, 2002                     F-5

 Consolidated Statements of Operations for the years ended
 December 31, 2002 and 2001, the period from January 1, 1997 through December 31, 2002 and for the period from
 Inception (September 5,1994) to December 31, 2002 (unaudited)          F-6

 Consolidated Statements of Shareholders' Deficit for the
 years ended December 31, 2002 and 2001 and for the period from
 Inception (September 5,1994) to December 31, 2002 (unaudited)       F-7 - F-8

 Consolidated Statements of Cash Flows for the  years ended
 December 31, 2002 and 2001, the period from January 1, 1997 through December 31, 2002 and for the period from
 Inception (September 5,1994) to December 31, 2002 (unaudited)          F-9

 Notes to Financial Statements                                      F-10 - F-17

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders'
Samaritan Pharmaceuticals, Inc.


     We have audited the accompanying consolidated balance sheet of Samaritan Pharmaceuticals, Inc. (a development stage company) as of December 31, 2002 and the related consolidated statements of operations, shareholders' deficit and cash flows for the years ended December 31, 2002 and 2001 and for the period from January 1, 1997 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, the consolidated financial position of Samaritan Pharmaceuticals, Inc. (a development stage company) as of December 31, 2002 and the consolidated results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and for the period from January 1, 1997 through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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


     The accompanying cumulative statements of operations, shareholders' deficit and cash flows regarding the period from inception (September 5, 1994) through December 31, 2002, include activity prior to our engagement as auditors upon which we or the predecessor auditor have not performed procedures. Therefore, we do not express an opinion on them.



                                                        /s/ Sherb & Co., LLP
                                                            Sherb & Co., LLP
                                                    Certified Public Accountants

New York, New York
April 9, 2003
                                       F-2

                         REPORT OF INDEPENDENT AUDITOR'S


To the Board of Directors
Steroidogenesis Inhibitors International, Inc.



     We have audited the accompanying consolidated balance sheets of Steroidogenesis Inhibitors International, Inc. (a development stage company), and subsidiary as of December 31, 1998, and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for the years ended December 31, 1998 and 1997. All information included in these financial statements is the representation of the owners of the Company. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steroidogenesis Inhibitors International, Inc. and subsidiary as of December 31, 1998 and the results of its operations, and its cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

     The accompanying financial statemetns have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and, as such, is dependent upon external financing in order to complete its development program. See Notes 1.a, 7.d. and 9. This raises substantial doubt about the Company's ability to continue as a going concern. These financial statemetns do not include any adjustments that might result from the outcome of this uncertainty.


     The accompanying, cumulative statements of operations, stockholders' equity (deficit) and cash flows regarding the period from inception (September 5, 1994) through December 31, 1998, include activity prior to our engagement as auditors upon which we have not perfomrd procedures. Therefore, we do not express an opinion on them.


                                                        /s/ Tabor & Co., P.C.
                                                            Tabor & Co., P.C.
                                                    Certified Public Accountants

Decatur, Georgia
March 26, 1999
                                       F-3

                         REPORT OF INDEPENDENT AUDITOR'S


To the Board of Directors
Steroidogenesis Inhibitors International, Inc.



     We have audited the accompanying consolidated balance sheets of Steroidogenesis Inhibitors International, Inc. (a development stage company), and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for the years ended December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1999 and 1998. All information included in these financial statements is the representation of the owners of the Company. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steroidogenesis Inhibitors International, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of its operations, and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

     The accompanying, cumulative statements of operations, stockholders' equity (deficit) and cash flows regarding the period from inception (September 5, 1994) through December 31, 1999, include activity prior to our engagement as auditors upon which we have not perfomrd procedures. Therefore, we do not express an opinion on them.

                                                        /s/ Tabor & Co., P.C.
                                                            Tabor & Co., P.C.
                                                    Certified Public Accountants

Decatur, Georgia
March 6, 2000

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

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             FROM INCEPTION (SEPTEMBER 5, 1994) TO DECEMBER 31, 2002
               AND FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001







                                                           From
                                                         Inception            From
                                                        (09/05/94)         January 1, 1997                    December 31
                                                            To                  To                ---------------------------------
                                                     December 31, 2002    December 31, 2002            2002              2001
                                                    --------------------  -------------------     ---------------   ---------------
                                                        (Unaudited)

REVENUES:                                         $              50,000 $             50,000    $       -         $       -
                                                    --------------------  -------------------     ---------------   ---------------
EXPENSES:

Research & development                                        3,901,341            3,819,170           1,097,248         1,068,902
Interest, net                                                    43,672               43,672              20,307             9,420
General & administrative                                     12,939,872           10,872,711           2,419,215         2,623,148
Depreciation and amortization                                 1,096,840            1,093,329             520,383           516,116
Forgiveness of debt                                            (137,780)            (137,780)                             (137,780)
                                                    --------------------  -------------------     ---------------   ---------------
                                                             17,843,945           15,691,102           4,057,153         4,079,806
                                                    --------------------  -------------------     ---------------   ---------------
NET LOSS                                          $         (17,793,945)$        (15,641,102)   $     (4,057,153) $     (4,079,806)
                                                    ====================  ===================     ===============   ===============

Loss per share, basic & diluted:                $                 (1.09)$              (0.76)$             (0.08)$           (0.17)
                                                    ====================  ===================     ===============   ===============

Weighted average number of shares outstanding:

     Basic & diluted                                         16,324,613           20,514,089          50,788,659        24,467,817
                                                    ====================  ===================     ===============   ===============


         See accompanying notes to the consolidated financial statements

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

             FROM INCEPTION (SEPTEMBER 5, 1994) TO DECEMBER 31, 2002


                                      Number    Par Value  Reserved     Additional                                          Total
                                        of       Common       for        Paid in                 Deferred  Accumulated Shareholders'
                                     Shares      Stock     Conversion    Capital     Warrants   Compensation   Deficit    Deficit
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
Inception at September 5, 1994
 (unaudited)                               -  $       -  $         -  $         - $        -  $        - $          -   $         -
Shares issued for cash, net of
 offering costs (unaudited)        6,085,386        609            -      635,481          -           -            -       636,090
Warrants issued for cash (unaudited)       -          -            -            -      5,000           -            -         5,000
Shares issued as compensation
 for services (unaudited)            714,500         71            -    1,428,929          -           -            -     1,429,000

Net loss (unaudited)                       -          -            -            -          -           -    (2,152,843)  (2,152,843)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
December 31, 1996 (unaudited)      6,799,886        680            -    2,064,410      5,000           -    (2,152,843)     (82,753)

Issuance of stock, prior to
 acquisition                         206,350         21            -      371,134          -           -            -       371,155
Acquisition of subsidiary for
 stock                             1,503,000        150            -       46,545          -           -            -        46,695


Shares of parent redeemed,
 par value $.001                  (8,509,236)      (851)           -          851          -           -            -             -
Shares of public subsidiary
 issued, par value $.001           7,689,690      7,690          820       (8,510)         -           -            -             -

Net loss                                   -          -            -            -          -           -     (979,635)     (979,635)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------

December 31, 1997                  7,689,690      7,690          820    2,474,430      5,000           -    (3,132,478)    (644,538)

Conversion of parent's shares        696,022        696         (696)           -          -           -            -             -
Shares issued for cash, net of
 offering costs                      693,500        694            -      605,185          -           -            -       605,879
Shares issued in cancellation
 of debt                             525,000        525            -      524,475          -           -            -       525,000
Shares issued as compensation        400,000        400            -      349,600          -           -            -       350,000

Net loss                                   -          -            -            -          -           -    (1,009,945)  (1,009,945)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
December 31, 1998                 10,004,212     10,005          124    3,953,690      5,000           -    (4,142,423)    (173,604)

Conversion of parent's shares         13,000         13          (13)           -          -           -            -             -
Shares issued in cancellation
 of debt                              30,000         30            -       29,970          -           -            -        30,000
Shares issued for cash, net
 of offering costs                    45,000         45            -       41,367          -           -            -        41,412
Shares issued as compensation      3,569,250      3,569            -      462,113          -           -            -       465,682
Detachable warrants issued                 -          -            -            -    152,125           -            -       152,125
Detachable warrants exercised        100,000        100            -      148,900   (149,000)          -            -             -
Debentures converted to stock      1,682,447      1,682            -      640,438          -           -            -       642,120

Net loss                                   -          -            -            -          -           -    (1,671,255)  (1,671,255)
                                   -----------   --------   ----------   ---------- ----------- ------------ -----------  ----------

December 31, 1999                 15,443,909     15,444          111    5,276,478      8,125           -    (5,813,678)    (513,520)

        See accompanying notes to the consolidated financial statements.


Conversion of parent's shares        128,954        129         (111)         (18)         -           -            -             -
Shares issued for cash, net
 of offering costs                 1,575,192      1,575            -      858,460          -           -            -       860,035
Shares issued in cancellation
 of debt                             875,000        875            -      660,919          -           -            -       661,794
Shares issued in cancellation
 of accounts payable                 100,000        100            -       31,165          -           -            -        31,265
Shares issued as compensation      3,372,945      3,373            -    2,555,094          -    (759,560)           -     1,798,907
Warrants exercised                    38,807         39            -        3,086     (3,125)          -            -             -
Warrants expired                           -          -            -        5,000     (5,000)          -            -             -

Net loss                                   -          -            -            -          -           -    (3,843,308)  (3,843,308)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------

December 31, 2000                 21,534,807     21,535            -    9,390,184          -    (759,560)   (9,656,986)  (1,004,827)

Shares issued for cash, net
 of offering costs                 6,497,088      6,497            -    1,257,758          -           -            -     1,264,255
Shares issued as compensation      9,162,197      9,162            -    1,558,599          -    (230,512)           -     1,337,249
Shares issued on previously
 purchased shares                    342,607        342            -      188,208          -           -            -       188,550
Shares issued in cancellation
 of accounts payable                 200,000        200            -       68,880          -           -            -        69,080
Amortization of deferred
 compensation                              -          -            -            -          -     495,036            -       495,036
Stock options issued for services          -          -            -      439,544          -           -            -       439,544

Net loss                                   -          -            -            -          -           -    (4,079,806)  (4,079,806)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
December 31, 2001                 37,736,699     37,736            -   12,903,173          -    (495,036)  (13,736,792)  (1,290,919)

Shares issued for cash, net
 of offering costs                18,657,500     18,658            -    2,077,641          -           -             -    2,096,299
Shares issued as compensation      3,840,525      3,841            -    1,044,185          -           -             -    1,048,026
Shares issued on previously
 purchased shares                     50,000         50            -        4,950          -           -             -        5,000
Shares issued in cancellation
 of accounts payable               4,265,184      4,265            -      539,291          -           -             -      543,556
Amortization of deferred
 compensation                              -          -            -            -          -     495,036             -      495,036
Stock options issued for servies           -          -            -      225,000          -           -             -      225,000
Net loss                                   -          -            -            -          -           -    (4,057,153)  (4,057,153)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
December 31, 2002                 64,549,908  $  64,550  $         -  $16,794,240 $        -  $        -  $(17,793,945) $  (935,155)
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

                        SAMARITAN PHARMACEUTICALS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FROM INCEPTION (SEPTEMBER 5, 1994) AND FOR THE YEARS
                        ENDED DECEMBER 31, 2002 AND 2001






                                                                From
                                                               Inception             From
                                                         (September 5, 1994)    January 1, 1997               December 31,
                                                                 To                   To             ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                      DECEMBER 31, 2002    December 31, 2002        2002            2001
                                                           -----------------   ------------------       -----           -----



Net loss                                               $        (17,793,945)  $       (15,641,102) $    (4,057,153) $   (4,079,806)
Adjustments to reconcile net loss to net cash used in                     -
    operating activities:                                                 -
        Depreciation and amortization                               105,839               102,355           25,347          21,080
        Expenses paid through issuance of stock                   6,475,364             5,046,364        1,048,026       1,337,249
        Stock options issued for services                           664,544               664,544          225,000         439,544
        Amortization of deferred compensation                       990,072               990,072          495,036         495,036
(Increase) decrease in assets:
        Prepaids and other current assets                           (16,241)              (21,042)          17,284         (18,000)
Increase (decrease) in liabilities:
        Deferred revenue                                            250,000                50,000                -               -
        Accounts payable and accrued expenses                     1,735,600             1,706,326          221,440         452,496
                                                        -------------------    ------------------   --------------   -------------
NET CASH USED IN OPERATING ACTIVITIES                            (7,588,767)           (7,102,483)      (2,025,020)     (1,352,401)
                                                         -------------------    ------------------   --------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of technology                                             (108,969)              (13,492)               -               -
Purchase of furniture and equipment                                 (84,745)              (71,908)         (19,676)              -
Patent registration costs                                          (206,785)             (181,919)          (1,700)       (115,006)
                                                         -------------------    ------------------   --------------   -------------

NET CASH USED IN INVESTING ACTIVITIES                              (400,499)             (267,319)         (21,376)       (115,006)
                                                         -------------------    ------------------   --------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants                                              157,125               157,125                -               -
Proceeds from debentures                                            642,120               642,120                -               -
Proceeds from stock issued for cash                               5,883,913             5,242,823        2,105,087       1,264,255
Common stock to be issued                                           193,550               193,550                -           5,000
Offering costs                                                      (11,071)              (11,071)          (8,787)         (1,234)
Short-term loan repayments                                         (131,467)             (131,467)        (131,467)
Short-term loan proceeds                                          1,612,922             1,612,922          135,022         315,900
                                                         -------------------    ------------------   --------------   -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         8,347,092             7,706,002        2,099,855       1,583,921
                                                         -------------------    ------------------   --------------   -------------

CHANGE IN CASH                                                      357,826               336,200           53,459         116,514
CASH AT BEGINNING OF PERIOD                                               -                21,626          304,367         187,853
                                                         -------------------    ------------------   --------------   -------------

CASH AT END OF PERIOD                                  $            357,826   $           357,826  $       357,826  $      304,367
                                                         ===================    ==================   ==============   =============

NON-CASH FINANCING & INVESTING ACTIVITIES:

Purchase of net, non-cash assets of  subsidiary
     for stock                                         $                195                   195  $             -  $            -
Short-term debt and accounts payable retired through
     issuance of stock                                 $          2,433,735             2,433,735  $       543,556  $       69,080
Issuance of common stock, previously subscribed        $              5,000                 5,000  $         5,000  $      188,550




         See accompanying notes to the consolidated financial statements

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



A. The Company Samaritan Pharmaceuticals, Inc. (sometimes the "Company" or "Samaritan") was formed in September 1994 and became public in October 1997. It was named Samaritan Pharmaceuticals in April 2001 to reflect a change in the charter and strategic focus of its business.

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

         D.  Intangibles

1) Legal fees associated with filing patents are recorded at cost. Amortization, once the patent is approved, will be calculated using the straight-line method, over the estimated useful lives of the patents. Because a substantial amount of patents were not approved at December 31, 2002, no amortization was recorded for 2002 and 2001. The Company has 1 issued U.S. patent and had 8 pending patent applications in the U.S. to protect its proprietary methods and processes. The Company also filed corresponding foreign patent applications for certain of these U.S. patent applications. As of July 22, 2003, its patent portfolio outside the U.S. comprised of no issued patents and over 8 pending patent applications. The issued U.S. patent and pending patent application relate to Alzheimer's, Cancer, Cardiovascular, and HIV indications and is based on balancing and modulating the stress hormone cortisol, counteracting cortisol's neurodegenerative and immunosuppressive properties. The patent on PROCAINE issued on September 1990, and expires in September 2008 but patent term extensions under the Hatch-Waxman Act may be available to Samaritan for the lost opportunity to market and sell the invention during the regulatory review process.

The Company reviews patents costs for impairment by compairng the carrying value of the patents with the fair value. Fair value is estimated using the present value of expected future cash flows. The Company believes it will recover the full amount of the patent costs based on forecasts of sales of the products related to the patents.

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

4. DEFERRED REVENUE

Steroidogenesis Inhibitors, Inc, (S.I.), a subsidiary of Samaritan Pharmaceuticals, received $250,000 from Steroidogenesis Inhibitors Canada, Inc., (SI- Canada) for a licensing agreement that is not valid. S.I. also has notified S.I. Canada to discontinue conducting any business to the extent it in involves using the technology purported to be licensed under the agreement. Samaritan has sent notice of the invalidity of the licensing agreement to S.I.- Canada. To date, no response has been received from S.I. Canada to the confirm the invalidity of the licensing agreement between S.I. and S.I. Canada.


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
                                                ===============  ===============

The Company applies APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options including those options /warrants issued to officers under their employment agreement. Options issued for guaranteed annual incentive options under employment agreements are valued on the date of grant. As a result compensation expense of $225,000 has been recognized for employee and director stock options for the year ended December 31, 2002.. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have been reported as follows:


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


During the year ended December 31, 2001, the Company issued an aggregate of 9,162,917 shares of common stock in consideration of services rendered or to be rendered to the Company and accrued salaries. Shares issued for accrued salaries under employment agreements for the officers are valued at the intrinsic value applied in accordance with APB No. 25 on the date of grant. Such shares were valued at an aggregate of $1,567,761 ranging from $.29-$.50 per share, The issuances were recorded as $230,512 of deferred compensation and the balance of $1,337,249 as non-cash compensation expense. During the year ended December 31, 2001 the Company exchanged 542,607 shares of the Company's common stock in settlement of indebtedness.


During the year ended December 31, 2002, the Company issued an aggregate of 3,840,525 shares of common stock in consideration of services rendered or to be rendered to the Company and accrued salaries. Such shares were valued at an aggregate of $1,048,026 ranging from $.17-$.25 per share. The issuances were recorded as non-cash compensation expense. During the year ended December 31, 2002 the Company exchanged 4,265,184 shares of the Company's common stock in settlement of accounts payable.


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

Name                            Age     Served Since   Positions with Company
--------------------------------------------------------------------------------
Dr. Janet R. Greeson             58        10/97        Director,
                                                         CEO & President
Dr. Erasto R. C. Saldi           43         5/03        Director
Welter Budd Holden               72        10/97        Director
Eugene J. Boyle                  37        06/00        Director,
                                                         CFO & COO
Brian A. Sullivan                50        03/01        Director
Cynthia C. Thompson              43        03/99        Director
Douglas D. Bessert               45        03/01        Director,
                                                         VP & Secretary
H. Thomas Winn                   62        03/99        Director
Dr, Vassilios Papadopoulos       41        03/01        Director,
                                                        Chief Scientific Officer


The Board Of Directors And Committees

Our bylaws provide that our board of directors shall consist of nine (9) directors that shall be divided into three classes. A single class of directors shall be elected each year at the annual meeting, and each director shall be elected to serve for a term ending on the date of the third annual meeting of stockholders after his election and until his successor has been elected and duly qualified, subject to any transition periods. The board of directors, which met 8 times during the year ended December 21, 2002. Most of our directors attended more than 75% of the aggregate of the total number of meetings of our board and its committees. The Company has formed, by determination of the board of directors, an Audit Committee, with Director Winn as Chairman, who is independent and a financial expert as used in Item 7(d)(3)(iv) of Schedule 14A (240.14a-101) under the Exchange Act. The Audit Committee met one time during the year 2002. The Company has also formed a Compensation Committee, with Director Thompson, as Chairman; a Business Advisory Board, with Director Holden, as Chairman; and a Scientific Advisory Board, with Director Papadopoulos, as Chairman.

Class I directors shall serve until the 2004 annual meeting, Class II directors shall be elected to serve until the 2006 annual meeting. Class III directors shall be elected to serve until the 2005 annual meeting. Each director elected shall serve until his successor is elected and duly qualified.

         Class I Directors -- Terms Expire 2004

Dr. Janet R. Greeson, 58. Director since 1997.
Chairman of the Board, CEO, President and Co-Founder.

Dr. Greeson has spearheaded the majority of the financing for the company since its inception and led the efforts that resulted in the Georgetown University collaboration. She is also a co-inventor in Samaritan's first patent application, under the Georgetown University collaboration, for an Alzheimer's drug. Dr. Greeson's strong leadership and team building skills, business acumen, negotiation skills and knowledge of public markets has been key to Samaritan's growth. In the past, Dr. Greeson, a seasoned healthcare professional with over two decades of corporate experience, focused on emerging growth, mergers and acquisitions. She is a renowned public speaker and the best selling author of "It's Not What You're Eating, It's What's Eating You." Her past guest appearances on numerous radio and TV Talk shows has positioned her to open doors to TV Producers to tell the Samaritan story in a concise and professional manner. Dr. Greeson developed "Psychiatric Hospital Programs" for the US Navy and went on to develop, grow and sell her privately held "Psychiatric Hospital Units" to Columbia/HCA (NYSE:HCA).

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

Welter Budd Holden, 72.
Director since 1997.
Member of Compensation Committee and Co-Founder.

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

Dr. Erasto R. C. Saldi, 43. Director since 2003.

Since 1999, Dr. Saldi has been Medical Director of Fremont Medical Clinic, Desert Lane Care Center, and Cheyenne Care Center, where he improved physician compliance and formulated patient care protocols. From 1996 to 1997, he was Chief Resident, Internal Medicine and from 1997 to 1998, he served as Assistant Clinical professor, Internal Medicine at the University of Nevada, School of Medicine, Las Vegas, NV. Dr. Saldi has also has extensive experience as an Internist, Principal Investigator and manager of clinical research trials.

         Class II Directors -- Terms Expire 2006

Mr. Eugene J. Boyle, 37. Director since 2000.
Chief Financial Officer, Chief Operations Officer and Co-Founder.

Mr. Boyle attended Notre Dame and has received a BSE from Tulane University. He is a veteran of the US Navy serving as a Lt. during the Gulf War. Upon discharge he then returned to graduate school earning his MBA in Entrepreneurship from Babson College, Boston, Mass. He is presently in finishing his last year of part time Law School and devotes his time to business development aspects of Samaritan, SEC filings, patent prosecution and numerous other legal and business affairs.

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

Mr. Brian A. Sullivan, 50. Director since 2001. Member of Compensation Board.

Mr. Sullivan is totally committed and passionate about Samaritan. He facilitates all of the public relations strategy for the Company and administrates Samaritan's Research Laboratory at Georgetown University in Washington, DC. He has been an incredible asset to the Company aligning us with HIV activist groups, Aging Institutes and various governmental agencies. Also, Mr. Sullivan has been instrumental in using his acumen for relationships to present the Company to many high net worth private investors. In the past, from 1982 to 1996, Mr. Sullivan served as Director of Pratesi of Beverly Hills, where he was responsible for negotiating a relationship with Neiman-Marcus, starting new franchises, and opening new stores. From 1996 through 1997, Mr. Sullivan was Director of Antiques at Charles Pollack, in Los Angeles, increasing sales by over $1M in one year. Mr. Sullivan has a BA in Psychology and English from the University of Massachusetts at Amherst, and a Masters in Victorian Philosophy from the University of Hall in England.

Ms. Cynthia C. Thompson, 43. Director since 1999.
Chairman of the Compensation Committee and Member of the Audit Committee.

Ms. Thompson is the founder and Chief Executive Officer, since May 1998, of Service Interactive, Inc., which services food and beverage original equipment manufacturers and food service vendors nationwide. In May 1998, Ms. Thompson founded Intuitive Solutions International, Inc., a Houston, Texas firm engaged in capital formation and operations management consulting, where she serves as the President. From May 1987 to May 1993 Ms. Thompson was a representative at E.F. Hutton/Shearson Lehman Brothers in the Regional Institutional assisting with bank and institutional accounts. From May 1993 to May 1994, she was a corporate accounts representative with Oppenheimer & Company, Inc., and from May 1994 to May 1998, she was the Director, Corporate Finance Department, of D.E. Frey & Company, Inc., a brokerage firm.

         Class III Directors -- Terms Expire 2005

Mr. Doug D. Bessert, 45. Director since 2001.
Vice President of Investor Relations and Corporate Secretary.

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

Mr. H. Thomas Winn, 62 Director since 1999.
Chairman of the Audit Committee.

Mr. Winn serves as the Chairman, CEO, President and a Director of Nevada Gold & Casinos, Inc., (AMEX:UWN) a developer of gaming properties, since January 1994. He also serves as Chairman and President of Aaminex Capital Corporation, a consulting and venture capital firm since 1983.

Dr. Vassilios Papadopoulos, D.Pharm., Ph.D., 42 Director since 2001. Chief Scientific Officer.

Dr. Papadopoulos is head of the Division of Hormone Research and professor of Cell Biology, Pharmacology &Neuroscience at Georgetown University Medical Center. Dr. Papadopoulos and his group of scientists originally assisted Samaritan with work on using Procaine (HCL) to control stress-induced cortisol production by the human adrenal cells. Dr. Papadopoulos has over eighteen years of experience and over 130 peer review article publications in the Biopharmaceutical field and numerous patents in the field of cholesterol chemistry.

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

Compensation Philosophy

The CC has designed Samaritan's compensation program based on the philosophy that all of our executives are important to our success, with our executive officers setting the direction of our business and having overall responsibility for our results. Like other pharmaceuticals companies, we operate in a highly competitive and difficult economic environment. Accordingly, the CC has structured Samaritan's compensation to accomplish several goals: 1) attract and retain very talented individuals, 2) reward creativity in maximizing business opportunities, and 3) enhance shareholder value by achieving our short-term and long-term business objectives.

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

Stock Options

The short and long-term compensation program includes stock options granted under the Stock Incentive Plan as well as non-qualified stock options. The Option Plan is designed to: 1) reward executives for achieving long-term financial performance goals over a three-year to ten-year period, 2) provide retention incentives for executives, and 3) tie a significant portion of an executive's total compensation to our long-term performance. Stock options for our executive officers and key associates are part of our incentive program and link the enhancement of shareholder value directly to their total compensation. The CC determines the number of stock options granted based upon several factors: 1) level of responsibility, 2) expected contribution towards our performance, and 3) total compensation strategy for mix of base salary, short-term incentives and long-term incentives. The following tables and notes present information concerning compensation to the Company's Chief Executive Officer and to the Company's most-highly compensated executive officers other than the Company's Chief Executive Officer who were serving at December 31, 2002

Summary Compensation Table

                                                                          Long Term Compensation
                           Annual Compensation                            Awards
-----------------------------------------------------------------------------------------------------------------
Name and Principle         Year            Salary ($)      Accrual        Restricted Stock     Securities
 Position                                                  Salary ($)     Awards ($)           Underlying Options

Janet Greeson,             2002           $264,983         $131,917           -0-              1,532,210
Chairman, CEO, and         2001           $101,600         $124,083       $152,317             1,532,210
President (1)              2000            $30,000         $150,000       $180,000             1,779,684
Eugene Boyle, CFO, (1)     2002            $97,533         $167,067          $-0-                766,105
                           2001            $62,072          $51,463       $138,465               766,105
                           2000             $-0-             $-0-         $182,000               444,921
Doug Bessert, VP  (1)      2002            $87,000          $98,062          $-0-                444,921
                           2001            $20,000          $ 2,083        $82,917               383,052

(1) The Company engaged the executive pursuant to a written agreement between Samaritan Pharmaceuticals, Inc., Doug Bessert, Eugene Boyle and Dr. Janet Greeson filed as an exhibit to 10-QSB, including any amendments, on August 14, 2002 and incorporated herein by reference.


                          Option Grants in Last Fiscal Year
                              Individual Grants
                   -------------------------------------------
                   Number of         % of Total
                   Securities        Options
                   Underlying        Granted to    Exercise
                   Options Granted   Employees in  Base Price
Name                 (#)(1)          Fiscal Year   $/Sh)         Expiration Date
----------------  ----------------- -------------  -----------   ---------------
Janet Greeson (1)  1,532,210           30.8%        $0.14          01/02/2012
Janet Greeson (1)  1,779,684           35.8%        $0.14          04/25/2012
Eugene Boyle (1)     766,105           15.4%        $0.14          01/02/2012
Eugene Boyle (1)     444,921            9.0%        $0.14          04/25/2012
Doug Bessert (1)      44,921            9.0%        $0.14          04/12/2012

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

Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values

                   Shares         Value      Number of      Number of
                   Acquired on    Realized   Securities     Unexercised In
                   Exercised      ($)(1)     Underlying     the Money
                   (#)                       Unexercised    Options at
                                             Options at     FY-End ($)
 Name                                        FY-End(#)
----------------   ------------   --------  ----------      --------
Janet Greeson       1,779,684       -0-      4,844,104       45,966
Eugene Boyle          444,921       -0-      1,977,131       22,983
Doug Bessert (2)      483,052       -0-        877,973        8,898

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

Indemnification Agreements

The Company has entered into indemnification agreements with each of its directors and officers, indemnifying them against expenses, settlements, judgments and fines incurred in connection with any threatened, pending or completed action, suit, arbitration or proceeding, where the individual's involvement is by reason of the fact that he or she is or was a director or officer or served at our request as a director of another organization (except that indemnification is not provided against judgments and fines in a derivative suit unless permitted by Nevada law.) An individual may not be indemnified if he or she is found not to have acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of Samaritan Pharmaceuticals, except to the extent Nevada law shall permit broader contractual indemnification. The indemnification agreements provide procedures, presumptions and remedies designed to substantially strengthen the indemnity rights beyond those provided by Samaritan Pharmaceutical's Certificate of Incorporation and by Nevada law.
Commission Position Of Indemnification For Securities Act Liabilities

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to directors, officers and controlling persons of the Company, We have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is therefore, unenforceable.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding beneficial ownership of our common stock as of December 31 2002 by all persons known by us to own beneficially 5% or more of the outstanding shares of our common stock, each director, and all executive officers and Directors as a group:

Name and Address of                      Number               Percentage Owned
Beneficial Owner                        of shares                of Class
------------------                   -----------------         -------------
Welter Holden (2)                           350,250                  .5%
P.O. Box 211
144 Gallows Lane
Litchfield CT 06759

Dr. Janet Greeson (1) (2)                 5,044,104                 6.9%
101 Convention Center Dr # 310
Las Vegas, NV 89109

Paul Burkett (2)                            403,500                  .5%
4518 Whitset
Studio City, CA 91604

Cynthia Thompson (2)                        659,555                  .9%
3040 Post Oak Blvd. #695
Houston, Texas 77056

H. Thomas Winn (2)                          175,000                  .2%
3040 Post Oak Blvd. #675
Houston, Texas 77056

Eugene Boyle (1) (2)                      3,371,381                 4.6%
101 Convention Center Drive #310
Las Vegas, Nevada, 89109

Dr. Vassilios Papadopoulos (1) (2)          750,000                 1.0%
Georgetown University
Samaritan Research Lab
Medical Building, SE 111
3900 Reservoir Road, NW
Washington, D.C. 2007

Brian Sullivan (2)                          853,250                 1.2%
P.O. Box 211
144 Gallows Lane
Litchfield CT 06759

Doug Bessert (1) (2)                        877,973                 1.2%
101 Convention Center Drive #310
Las Vegas, Nevada, 89109

Samaritan Pharmaceuticals Inc             4,831,560                 6.6%
Executive Trust (4)
FBO Dr. Janet Greeson
PO Box 22790
Santa Fe, NM, 87502

Samaritan Pharmaceuticals Inc             2,603,850                 3.5%
Executive Trust (4)
FBO Eugene Boyle
PO Box 22790
Santa Fe, NM, 87502

Samaritan Pharmaceuticals Inc             1,084,610                 1.5%
Executive Trust (4)
FBO Doug Bessert
PO Box 22790
Santa Fe, NM, 87502

Samaritan Pharmaceuticals Inc               850,000                 1.2%
Executive Trust (4)
FBO Dr. Vassilios Papadopoulos
PO Box 22790
Santa Fe, NM, 87502

All officers and Directors               21,855,033                29.8%
as a group 9 persons (1) (2)

(1) Includes shares of common stock which each of the following directors and executive officers had the right to acquire on December 31, 2001 or within sixty
(60) days thereafter through the exercise of options: Dr. Janet Greeson (4,844,104 options), Dr. Vassilios Papadopoulos (750,000 options), Mr. Eugene Boyle (1,977,131 options), Mr. Doug Bessert (877,973 options). Excludes vested deferred shares payable in shares held in trust by the company.
(2) Officer and/or Director.
(3) Calculated on the basis of 73,550,168 shares and options on Common Stock issued and outstanding and percentages are rounded and so are approximates.
(4)Dr Janet Greeson, Eugene Boyle, Doug Bessert and Dr. Vassilios Papadopoulos do not have the power to vote or direct the disposition of these shares in the respective trusts and therefore each disclaims beneficial ownership of the shares in the respective trusts.

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

Exhibits
No.                      Description
----------------------------------------------------------------------
2.1       Agreement and Plan of Reorganization (1)
3.1       Articles of Incorporation, as amended and restated (5)
3.2       By-Laws (3)
4.1       Form of common stock certificate (1)
4.2       1997 Stock Option Plan (1)
4.3       2001 Stock Option Plan (4)
10.1      Assignment between Linda Johnson and the Company dated
           September 6, 2000. (5)
10.2      Assignment between Linda Johnson and Spectrum Pharmaceuticals
           Corporation dated May 14, 1999. (5)
10.3      Agreement containing the assignment of U.S. Patent Application
           07/233,247 with improvements dated May 22, 1990. (5)
10.4      Agreement between AIDS Research Alliance Agreement and the
           Company dated March 5, 1999 (1)
10.5      Common Stock Purchase Agreement between Company and Fusion
           Capital Fund II, LLC, dated November 2, 2000 (2)
           Form of Registration Rights Agreement between Company and Fusion Capital Fund II, LLC. (2)
10.6      First Amendment to Common Stock Purchase Agreement Amendment
           Between Company and Fusion Capital Fund II, LLC dated as of January 3, 2001 (2)
10.7      Agreement between Samaritan Pharmaceuticals, Inc. and Doug
           Bessert (5)
10.8      Agreement between Samaritan Pharmaceuticals, Inc. and Eugene
           Boyle (5)
10.9      Agreement between Samaritan Pharmaceuticals, Inc and Janet
           Greeson (5)
14.1      Code of Ethics(7)
16.1      Letter on change in certifying accountant (6)
21.1      List of Subsidiaries (1)
23.1      Opinion re:  Legality of Law Offices of Richard Rossi, P.A.(2)
31.1      Certification of Chief Executive Officer
31.2      Certification of Chief Financial Officer
31.3      Certification of Vice President
32.1      Certification re: Section 906

(1) Filed as an exhibit to Form 10-SB, including any amendments, on July 21, 1999 and incorporated herein by reference.
(2) Filed as an exhibit Form SB-2, including any amendments, on December 19, 2000, and incorporated herein by reference.
(3) Filed as an exhibit to Form 10KSB, including any amendments, on April 3, 2001 and incorporated herein by reference.
(4) Filed as an exhibit to DEF 14 A, including any amendments, on April 3, 2001 and incorporated herein by reference.
(5) Filed as an exhibit to 10-QSB, including any amendments, on August 14, 2002 and incorporated herein by reference.
(6) Filed as an exhibit to Form 8-K, on September 27, 2002 and incorporated herein by reference.
(7) Filed as an exhibit to Form 10-KSB on April 15, 2003 and incorporated herein by reference.

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

SAMARITAN PHARMACEUTICAL, INC

Dated: October 9, 2003     By: /s/ Janet Greeson, Ph.D.
                            Janet Greeson, Ph.D.
                            President, Chief Executive Officer, Chairman

Dated: October 9, 2003     By: /s/ Eugene Boyle
                            Eugene Boyle,
                            Chief Financial Officer, Director

Dated: October 9, 2003     By: /s/ Doug Bessert
                            Doug Bessert
                            Executive Vice President, Director

Dated: October 9, 2003     By: /s/ Vassilios Papadopoulos, Ph.D.
                            Vassilios Papadopoulos, Ph.D.
                            Chief Scientific Officer, Director

Dated: October 9, 2003     By: /s/ H. Thomas Winn
                            H. Thomas Winn
                            Director