Form 10QSB
period 2003-09-30
SAMARITAN PHARMACEUTICALS INC
filed 2003-11-14
CIK 1057377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                   Form 10-QSB
                                   (Mark One)

                  X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal quarter ended September 30, 2003

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

                                 (702) 735-7001
                            Issuer's telephone number


The company had 88,143,866 shares issued and outstanding of Common Stock issued as of September 30, 2003.

Transitional Small Business Disclosure Format (Check one): Yes___ No X
                                                                     --

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Balance Sheet as of September 30, 2003                2

         Consolidated Statements of Operations for the period
         from Inception (September 5, 1994) to September 30, 2003,
         and for the Three Months Ended September 30, 2003 and 2002         3

         Consolidated Statements of Stockholders' Equity (Deficit)
         for the period from Inception (September 5, 1994) to
         September 30, 2003                                                 4

         Consolidated Statements of Cash Flows for the period
         from Inception (September 5, 1994) to September 30, 2003
         and for the Three Months Ended September 30, 2003 and 2002         6

         Notes to Interim Financial Statements                              7

Item 2.  Management's Discussion and Analysis of Plan of Operations         7

Item 3.  Controls and Procedures                                            21

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  22

Item 2.  Changes in Securities                                              22

Item 6.  Exhibits                                                           23

Signatures                                                                  25

PART I --- FINANCIAL INFORMATION


                         SAMARITAN PHARMACEUTICALS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED, BALANCE SHEET
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003

                                     ASSETS

CURRENT ASSETS:
Cash                                                       $            485,868
Prepaid expense                                                           6,089
                                                             -------------------
TOTAL CURRENT ASSETS                                                    491,957
                                                             -------------------

PROPERTY AND EQUIPMENT                                                   29,840

OTHER ASSETS:
Patent registration costs                                               201,083
Purchased  technology rights                                             44,499
Deposits                                                                 15,720
                                                             -------------------
                                                                        261,302
                                                             -------------------

TOTAL ASSETS                                               $            783,099
                                                             ===================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                           $            240,486
Accrued expenses                                                        374,567
Common stock to be issued                                               117,600
Short-term borrowings                                                    63,621
                                                             -------------------
TOTAL CURRENT LIABILITIES                                               796,274

DEFERRED REVENUE                                                        250,000
                                                             -------------------

TOTAL LIABILITIES                                                     1,046,274
                                                             -------------------

STOCKHOLDERS'  DEFICIT:
Common stock, 100,000,000 share authorized at $.001
     par value,  88,119,666 issued and outstanding                       88,119
Additional paid-in capital                                           19,511,185
Deferred compensation                                                  (375,000)
Accumulated deficit                                                 (19,487,479)
                                                             -------------------

TOTAL STOCKHOLDERS' DEFICIT                                            (263,175)
                                                             -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $            783,099
                                                             ===================



    See accompanying notes to the consolidated, interim financial statements
                                  (unaudited).

                         SAMARITAN PHARMACEUTICALS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
       FROM INCEPTION (SEPTEMBER 5, 1994), AND FOR THE FOR THE NINE MONTHS
               AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002






                                                                                For the Nine                    For the Three
                                                         From                   Months Ended                    Months Ended
                                                       Inception                September 30,                   September 30,
                                                   (September 5, 1994)    ----------------------------------------------------------
                                                           To             ----------------------------   ---------------------------
                                                   September 30, 2003         2003           2002           2003           2002
                                                   -------------------    -------------   ------------   -----------   -------------



            REVENUES:                            $             50,000   $            -  $           -  $          -  $            -
                                                   -------------------    -------------   ------------   -----------   -------------

            EXPENSES:

            Research and development                        4,488,888          587,547        531,374       200,852         202,175
            Interest, net                                      52,185            8,513         16,414         2,425           4,674
            General and administrative                     14,268,583        1,328,711      1,612,790       437,771         818,610
            Depreciation and amortization                   1,115,851           19,011        387,087         6,337         129,029
            Forgiveness of debt                              (137,780)               -              -             -               -
                                                   -------------------    -------------   ------------   -----------   -------------
                                                           19,925,507        1,943,782      2,547,665       647,385       1,154,488
                                                   -------------------    -------------   ------------   -----------   -------------

            NET LOSS                             $        (19,875,507)  $   (1,943,782) $  (2,547,665) $   (647,385) $   (1,154,488)
                                                   ===================    =============   ============   ===========   =============

            Loss per share, basic & diluted:     $              (0.94)  $        (0.03) $       (0.05) $      (0.01) $        (0.02)


            Weighted average number of shares outstanding:

                       Basic and diluted                   21,159,735       74,883,314     46,939,076    83,469,996      55,355,003
                                                   ===================    =============   ============   ===========   =============




    See accompanying notes to the consolidated, interim financial statements
                                  (unaudited).

                        SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

            FROM INCEPTION (SEPTEMBER 5, 1994) TO SEPTEMBER 30, 2003


                                      Number    Par Value  Reserved     Additional                                          Total
                                        of       Common       for        Paid in                 Deferred  Accumulated Shareholders'
                                     Shares      Stock     Conversion    Capital     Warrants   Compensation   Deficit    Deficit
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
Inception at September 5, 1994             -  $       -  $         -  $         -  $       -  $        -   $        -   $         -

Shares issued for cash, net of
 offering costs                    6,085,386        609            -      635,481          -           -            -       636,090
Warrants issued for cash                   -          -            -            -      5,000           -            -         5,000
Shares issued as compensation
 for services                        714,500         71            -    1,428,929          -           -            -     1,429,000

Net loss                                   -          -            -            -          -           -    (2,152,843)  (2,152,843)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
December 31, 1996                  6,799,886        680            -    2,064,410      5,000           -    (2,152,843)     (82,753)

Issuance of stock, prior to
 acquisition                         206,350         21            -      371,134          -           -            -       371,155
Acquisition of subsidiary for
 stock                             1,503,000        150            -       46,545          -           -            -        46,695


Shares of parent redeemed,
 par value $.001                  (8,509,236)      (851)           -          851          -           -            -             -
Shares of public subsidiary
 issued, par value $.001           7,689,690      7,690          820       (8,510)         -           -            -             -

Net loss                                   -          -            -            -          -           -     (979,635)     (979,635)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------

December 31, 1997                  7,689,690      7,690          820    2,474,430      5,000           -    (3,132,478)    (644,538)

Conversion of parent's shares        696,022        696         (696)           -          -           -            -             -
Shares issued for cash, net of
 offering costs                      693,500        694            -      605,185          -           -            -       605,879
Shares issued in cancellation
 of debt                             525,000        525            -      524,475          -           -            -       525,000
Shares issued as compensation        400,000        400            -      349,600          -           -            -       350,000

Net loss                                   -          -            -            -          -           -    (1,009,945)  (1,009,945)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
December 31, 1998                 10,004,212     10,005          124    3,953,690      5,000           -    (4,142,423)    (173,604)

Conversion of parent's shares         13,000         13          (13)           -          -           -            -             -
Shares issued in cancellation
 of debt                              30,000         30            -       29,970          -           -            -        30,000
Shares issued for cash, net
 of offering costs                    45,000         45            -       41,367          -           -            -        41,412
Shares issued as compensation      3,569,250      3,569            -      462,113          -           -            -       465,682
Detachable warrants issued                 -          -            -            -    152,125           -            -       152,125
Detachable warrants exercised        100,000        100            -      148,900   (149,000)          -            -             -
Debentures converted to stock      1,682,447      1,682            -      640,438          -           -            -       642,120

Net loss                                   -          -            -            -          -           -    (1,671,255)  (1,671,255)
                                   -----------   --------   ----------   ---------- ----------- ------------ -----------  ----------

December 31, 1999                 15,443,909     15,444          111    5,276,478      8,125           -    (5,813,678)    (513,520)


        See accompanying notes to the consolidated financial statements.


Conversion of parent's shares        128,954        129         (111)         (18)         -           -            -             -
Shares issued for cash, net
 of offering costs                 1,575,192      1,575            -      858,460          -           -            -       860,035
Shares issued in cancellation
 of debt                             875,000        875            -      660,919          -           -            -       661,794
Shares issued in cancellation
 of accounts payable                 100,000        100            -       31,165          -           -            -        31,265
Shares issued as compensation      3,372,945      3,373            -    2,555,094          -    (759,560)           -     1,798,907
Warrants exercised                    38,807         39            -        3,086     (3,125)          -            -             -
Warrants expired                           -          -            -        5,000     (5,000)          -            -             -

Net loss                                   -          -            -            -          -           -    (3,843,308)  (3,843,308)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------

December 31, 2000                 21,534,807     21,535            -    9,390,184          -    (759,560)   (9,656,986)  (1,004,827)

Shares issued for cash, net
 of offering costs                 6,497,088      6,497            -    1,257,758          -           -            -     1,264,255
Shares issued as compensation      9,162,197      9,162            -    1,558,599          -    (230,512)           -     1,337,249
Shares issued on previously
 purchased shares                    342,607        342            -      188,208          -           -            -       188,550
Shares issued in cancellation
 of accounts payable                 200,000        200            -       68,880          -           -            -        69,080
Amortization of deferred
 compensation                              -          -            -            -          -     495,036            -       495,036
Stock options issued for services          -          -            -      439,544          -           -            -       439,544

Net loss                                   -          -            -            -          -           -    (4,079,806)  (4,079,806)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
December 31, 2001                 37,736,699     37,736            -   12,903,173          -    (495,036)  (13,736,792)  (1,290,919)

Shares issued for cash, net
 of offering costs                18,657,500     18,658            -    2,077,641          -           -             -    2,096,299
Shares issued as compensation      3,840,525      3,841            -    1,044,185          -           -             -    1,048,026
Shares issued on previously
 purchased shares                     50,000         50            -        4,950          -           -             -        5,000
Shares issued in cancellation
 of accounts payable               4,265,184      4,265            -      539,291          -           -             -      543,556
Amortization of deferred
 compensation                              -          -            -            -          -     495,036             -      495,036
Stock options issued for services          -          -            -      225,000          -           -             -      225,000

Net loss                                   -          -            -            -          -           -    (4,057,153)  (4,057,153)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
December 31, 2002                 64,549,908     64,550            -   16,794,240          -           -   (17,793,945)    (935,155)


Shares issued for cash, net
 of offering costs                14,880,447     14,880            -    1,728,810          -           -             -    1,743,690
Shares issued as compensation      3,193,943      3,194            -      508,746          -    (500,000)            -       11,940
Shares issued in cancellation
 of accounts payable               7,059,416      7,059            -      728,073          -           -             -      735,132
Amortization of deferred
 compensation                              -          -            -            -          -     125,000             -      125,000
Shares reacquired in settlement
 of judgement                     (1,564,048)    (1,564)           -     (248,684)         -           -       250,248             -
Net loss                                                                                                    (1,943,782)  (1,943,782)
                                  -----------   --------   ----------   ---------- ----------- ------------ -----------  -----------
September 30, 2003                88,119,666  $  88,119  $         -  $ 19,511,185 $       -  $   (375,000)$(19,487,47) $  (263,175)
                                  ===========   ========   ==========   ========== =========== ============   ========== ===========



   See accompanying notes to the consolidated financial statements (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
           FROM INCEPTION (SEPTEMBER 5, 1994) AND FOR THE NINE MONTHS
                        ENDED SEPTEMBER 30, 2003 AND 2002


                                                                   From                    For the Nine Months
                                                                 Inception                        Ended
                                                            (September 5, 1994)                September 30,
                                                                     To               -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                        September 30, 2003          2003                2002
                                                             ------------------          -----               -----

Net loss                                                  $          (19,737,727) $       (1,943,782) $       (2,547,665)
Adjustments to reconcile net loss to net cash used in
    operating activities:
               Depreciation and amortization                           1,239,922             144,011             387,087
               Expenses paid through issuance of stock                 6,487,304              11,940             590,707
               Stock options issued for services                         664,544                   -                   -
(Increase) decrease in assets:
               Prepaids and other current assets                         (19,330)             (3,089)              8,739
Increase (decrease) in liabilities:
               Deferred revenue                                          250,000                   -                   -
               Accounts payable and accrued expenses                   1,895,797             160,197               6,691
                                                            ---------------------   -----------------   -----------------
NET CASH USED IN OPERATING ACTIVITIES                                 (9,219,490)         (1,630,723)         (1,554,441)
                                                            ---------------------   -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of technology                                                  (108,969)                  0                   0
Purchase of furniture and equipment                                      (90,219)             (5,474)                  0
Patent registration costs                                               (210,502)             (3,717)            (15,700)
                                                            ---------------------   -----------------   -----------------
NET CASH USED IN INVESTING ACTIVITIES                                   (409,690)             (9,191)            (15,700)
                                                            ---------------------   -----------------   -----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants                                                   157,125                   -                   -
Proceeds from debentures                                                 642,120                   -                   -
Proceeds from stock sales                                              7,627,603           1,743,690           1,094,306
Common stock to be issued                                                311,150             117,600              88,000
Offering costs                                                           (11,071)                  -                   -
Short-term loan repayments                                              (387,301)           (255,834)            (91,141)
Short-term loan proceeds                                               1,775,422             162,500             593,673
                                                            ---------------------   -----------------   -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             10,115,048           1,767,956           1,684,838
                                                            ---------------------   -----------------   -----------------

CHANGE IN CASH                                                           485,868             128,042             114,697
CASH AT BEGINNING OF PERIOD                                                    -             357,826             304,367
                                                            ---------------------   -----------------   -----------------
CASH AT END OF PERIOD                                     $              485,868  $          485,868  $          419,064
                                                            =====================   =================   =================

NON-CASH FINANCING & INVESTING ACTIVITIES:

Purchase of net, non-cash assets of  subsidiary
     for stock                                            $                  195  $                -  $                -
Short-term debt retired through issuance
    of stock                                              $            2,433,735  $                -  $          335,019
Issuance of common stock, previously subscribed           $                5,000  $                -  $            5,000
Reacquisition


        See accompanying notes to the consolidated financial statements.

                           SAMARITAN PHARMACEUTICALS
              Notes to Interim, Consolidated Financial Statements


BASIS OF PRESENTATION:
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2002, included in the Form10-KSB/A for the year then ended.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2003, and the results of operations and cash flows for the nine-month period ending September 30, 2003 and 2002 have been included. The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB/A as filed with the Securities and Exchange Commission for the year ended December 31, 2002. Management notes that stock was issued as follows during the three months ended September 30, 2003:

No. of shares               Issued Pursuant To                  Price/valuation
-------------               ------------------                   ---------------
4,152,500                  Sale of restricted stock                  $661,350
599,998                    Sale of common stock                      $100,000
188,000          Subscriptions due at September 30, 2003             $ 28,200


Management notes that in addition to the shares stated above, the Company, from time to time, is involved in various legal proceedings in the ordinary course of our business and are currently executing a settlement agreement to be signed by all parties to resolve previously reported pending lawsuits. We believe based on the settlement agreement that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will not have a material adverse effect on our business, financial condition or results of operations. This quarter report contains forward-looking statements. These statements relate to future events or Samaritan Pharmaceutical's future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outline in "Risk Factors." These Factors may cause Samaritan Pharmaceuticals, Inc. actual results, to differ materially from any forward-looking statement.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

PLAN OF OPERATION

Overview

Samaritan Pharmaceuticals, Inc. is a development stage biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as AIDS, Alzheimer's, Central Nervous System ("CNS") Disorders, Cancer, and Cardiovascular Disease.

Our overall corporate strategy is to build a robust technology pipeline by (1) In-licensing early-stage patented technologies from Academic Research Centers, and (2) Focus on the discovery and the development of new drug compounds and technology to add to our pipeline at Samaritan Laboratories, in collaboration with Georgetown University.

Samaritan's principal executive offices are located at 101 Convention Center Drive, Suite 310, Las Vegas, NV 89109, and our telephone number is
(702)735-7001.

Business Model

Our business model is primarily focused on the commercialization of our product pipeline and patent portfolio. We seek potential products, and then focus on the continual development of these products. Our first development objective for a potential drug candidate is to file for an Investigational New Drug (IND) application, to conduct human clinical trials, with the eventual goal of obtaining marketing approval for each of the selected technologies.

We currently have several technologies in our product pipeline: SP001 and its bioequivalents for HIV; an animal (rat) model for Alzheimer's disease; Alzheimer's drug compounds; a Peptide to bind cholesterol; an Alzheimer's and Breast Cancer Diagnostic/Theranostic; and a series of novel compounds.

Business Value

We believe what separates Samaritan and the promise of Samaritan is predicated on generating the best value through the development of true medical advances based on the insights, intuition and creativity of its scientists at Samaritan Research Laboratories, Georgetown University Medical Center.

Samaritan believes its collaboration fosters scientific creativity and will advance drug leads more rapidly, thereby, decreasing the average travel time from lab to patients. Currently, the average drug discovery and preclinical testing time is six and a half years, with Phase I being one and a half years and Phase II averaging two years. Samaritan believes it can reduce the average time to commercialization and produce attractive later-stage licensing opportunities.

Samaritan plans to license its drug candidate's late stage, after the technology is validated with "proof of concept" FDA Phase I and II science, thereby capturing the greater portion of the potential value of its drug candidates. The closer the technology is to "proof of concept" corporate marketing and/or development partnerships are sought, in a manner that strategically fits with the Company's overall goal of building shareholder value. In certain disease categories, Samaritan may process its drug candidates through all human clinical trials.

Summary Of Research And Development

We are a biopharmaceutical company engaged in the research and development of novel therapeutics and diagnostic products to treat chronic debilitating diseases such as AIDS, Alzheimer's, Central Nervous System ("CNS") Disorders, Cancer, and Cardiovascular Disease. At the present time, the research collaboration between Georgetown University and Samaritan is the only research and development project for Samaritan. Under the collaboration agreement, Samaritan pays Georgetown $650,000 per year, which is used by Georgetown to fund its efforts in the collaboration in respect of research which is based on balancing and modulating the stress hormone cortisol, counteracting cortisol's neurodegenerative and immunosuppressive properties. The fee is paid quarterly and is unallocated and covers the general research and development effort. In addition, we have incurred direct research and development expenses of approximately $350,000 for each of the last two fiscal years related primarily to clinical trials and the retention of consultants to assist in the FDA process.

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

Under the Georgetown collaboration, we have a series of therapeutic projects either in "discovery research," "preclinical trials,""product development" or "clinical development"; and we utilize these formal stages of product progression to track progress, performance, competition, and cost for each project. Our research programs are aimed at satisfying defined medical needs in the areas of Alzheimer's, Cancer, Cardiovascular, Infectious Diseases, and Neurology and are based on an intellectual property position that, we believe, is both broad and strong. We expect to apply to the U.S. FDA for and receive IND status (Investigational New Drug) for certain technologies to initiate human trials that may commence in the future. We have concentrated our efforts on Samaritan Research Laboratories, our research collaboration with Georgetown University, setting up operations, increasing efficiencies, and streamlining structure.

                           Samaritan Pharmaceuticals
                                Product Pipeline

xxx = Completed   x = In Progress


Drug Candidates                                         Patent     Pre-Clinical      IND      Phase I     Phase II       Phase III
-----------------------------------------------------------------------------------------------------------------------------------

HIV.......................................... (SP-01)    xxx          xxx            xxx        xxx         xxx
HIV...........................................(SP-10)    xxx           x
HIV.....................................(SP-02 to 50)    xxx           x
CNS - Alzheimer's (AD).......................(SP-222)    xxx          xxx            xxx         x
CNS - AD.....................................(SP-233)    xxx           x
CNS - AD..............................(SP-234 to 250)    xxx
CNS - AD .....................................(SP-04)    xxx           x
CNS - AD/Stem Cell Therapy...................(SP-sc2)    xxx           x
CNS - AD/Stem Cell Therapy...................(SP-sc4)    xxx           x
CNS - AD/Stem Cell Therapy...................(SP-sc7)    xxx           x
Cancer............................(SP-222c to SP250c)    xxx           x
Cardio/Cholesterol Drug.....................(SP-1000)    xxx          xxx

                                                       In Vitro     In Vivo
Pharmacologic AD Rat Mode                              Testing      Testing
-------------------------                              --------    ----------
Alzheimer's Rat Model (New Drug Test)                    xxx         xxx

Diagnostics
------------
Breast Cancer (BC Tumor Agress-Analysis)                 xxx          xxx             x
Alzheimer's ....(AD Blood Test Diagnostic)               xxx          xxx             x
Alzheimer's Generation I........................         xxx          xxx
Alzheimer's Generation II......................          xxx          xxx

We have a series of therapeutic projects either in "discovery research", "preclinical trials", "product development" or "clinical development"; and we utilize these formal stages of product progression to track progress, performance, competition, and cost for each project. Our research programs are aimed at satisfying defined medical needs in the areas of Alzheimer's, Cancer, Cardiovascular, Infectious Diseases, and Neurology and are based on an intellectual property position that, we believe, is both broad and strong. Several of our development programs involve ex vivo technologies in which patients' tissues are manipulated outside the body and, as such, may be less costly to investigate and quicker to develop than in vivo agents. We expect to apply to the U.S. FDA for and receive IND status (Investigational New Drug) for certain technologies to initiate human trials that may commence in the future. We have concentrated our efforts on, setting up the operations, increasing efficiencies, and streamlining structure. We have an impressive portfolio of technology and opportunities, each of which must compete for resources and priority status.

A key currency, in the biotechnology and pharmaceutical market, is intellectual property. Our intellectual property activity has been, and continues to be, the acquisition of patents, development and patent maintenance, directly in support of our product development. We continue to expend significant funds and efforts on licensed technology and patent protection. In addition, we are continually examining our intellectual property positions in relation to competitive activities and our ability to operate and defend our patent positions in relation to products. We believe that this is a key value element for our continued development.

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

Under the agreement, Samaritan receives worldwide exclusive rights to any novel therapeutic agents or diagnostic technologies that may result from the research collaboration directed by Dr. Janet Greeson and Dr. Vassilios Papadopoulos with their team research professionals (including five Ph.D. level research scientists) who have expertise in the fields of endocrinology, pharmacology, cell biology, organic and steroid chemistry and computer modeling. In consideration, Samaritan shall pay to Georgetown University royalties for said technology but in connection with the calculation of the amount of any royalty payments due hereunder, Samaritan is required to receive credit for any and all costs, expenses and/or fees related to patent prosecution, maintenance and enforcement, paid by Samaritan or its affiliates including any such amounts paid by Samaritan to Georgetown University as a reimbursement therefore pursuant to the Master Agreement; and costs, expenses and fees relating to product development, clinical trials and the FDA approval process and/or any other Regulatory Approval process but only to the extent that a sublicensee expressly reimburses Samaritan for such costs, expenses and fees. It should also be noted that each party shall have the right to terminate the Sponsored Research in the event Dr. Greeson ceases to be the Chief Executive Officer of Samaritan or Dr. Papadopoulos ceases to be the Principal Investigator and that each license granted shall not be terminated or in any way effected if the sponsored research is terminated. Each such license shall have its own termination provisions as set forth in the respective license.

SP001 and its bioequivalent HIV drugs with promising Phase II results -- Early data suggest it may act as an immunoregulator with improvement in viral load. The analysis of data has been submitted to the FDA.

A Pharmacological (rat)model for Alzheimer's disease - Designed to be used by pharmaceuticals and scientists, in which a four week treatment of a rat results in its loss of memory and Alzheimer's disease-like brain pathology. This model is ideal to screen Alzheimer's drugs for prevention, stabilization of the disease and cures for Alzheimer's disease.

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

Promising Alzheimer's Drug Candidates
Background for Alzheimer's thesis: Cortisol, the stress hormone, is the main hormone associated with immunity, memorization and learning. Excessive cortisol is well known to produce cognitive impairment.

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

Alzheimer's Predictive Diagnostic:
----------------------------------
Advantage: Simple blood test with 70% success rate.

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

Proof of Concept HIV FDA Phase II Study Results
         -- Tolerable, Immunoregulator with a decrease in viral load.
         -- Statistically Significant
                  1. Decreased HIV symptoms (Whalen Scale-Quality of Life)
                  2. Decreased viral load.

Our Financial Position And Our Need To Raise Additional Capital

We are a biopharmaceutical company in a research and development stage. Since our inception, we have primarily focused our resources on research and development. To date, none of our proprietary products have reached a commercial stage, and hence, we do not have, nor do we anticipate revenue in the near future. As is normal for a biotechnology company, we have been unprofitable since our inception and have incurred significant losses. These losses consist primarily of research and related expenditures, marketing costs, consulting, and administrative overhead and expenses, incurred while the Company seeks to complete development of its products, which includes studies to obtain FDA final approval. No significant revenues have been earned by the Company, or cash flow from operations, to help pay these operating needs.

We will continue to have significant general and administrative expenses, including expenses related to clinical studies, our collaboration with Georgetown University, and patent prosecution. We plan to fund our operations through a series of private placements and through our agreement with Fusion Capital dated April 22, 2003, described below which should assist the Company in meetings its cash needs, but there is no guarantee. Except for an agreement to sell shares to Fusion Capital, discussed below, no commitment exists for continued investments, or for any underwriting.

We have the right to receive $20,000 per trading day under the agreement with Fusion Capital unless our stock price equals or exceeds $0.45, in which case the daily amount may be increased at our option. Generally, Fusion Capital shall not be obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.10. Since we initially registered 15,000,000 shares for sale by Fusion Capital pursuant to a prospectus (excluding the total of 3,125,000 shares issuable to Fusion Capital as a commitment fee), the selling price of our common stock to Fusion Capital will have to average at least $0.67 per share for us to receive the maximum proceeds of $10.0 million without registering additional shares of common stock. Assuming a purchase price of $0.42 per share (the closing sale price of the common stock on October 31, 2003) and the purchase by Fusion Capital of the full 15,000,000 shares under the common stock purchase agreement, proceeds to us would be $6,300,000.

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

The extent we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient financing from Fusion Capital were to prove prohibitively expensive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the full $10.0 million under the common stock purchase agreement with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans. Other than the agreement with Fusion Capital, we do not have any commitments or arrangements to obtain any such funds and there can be no assurance that any additional funds, whether through exercise of warrants and stock options, additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, will be available to us upon terms acceptable to us or at all. If we are unable to obtain additional financing we might be required to delay, scale back or eliminate certain of our research and product development programs or clinical trials, or be required to license third parties to commercialize products or technologies that we would otherwise undertake ourselves, or cease certain operations all together, any of which might have a material adverse effect upon us. If we raise additional funds by issuing equity securities, dilution to stockholders may result, and new investors could have rights superior to holders of shares purchased in previous offerings Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects.

We have been able to substantially meet our cash needs during the past 12 months. We believe we will be able to continue to find avenues to obtain the capital needed for our operations through private placements and by sale of our shares to Fusion Capital.

On Oct. 28, 2003

Samaritan Pharmaceuticals Inc. (OTCBB:SPHC) and Samaritan Research Labs, Georgetown University announced, it has submitted its Phase II clinical study report, with positive data demonstrating statistical significance, for viral load and quality of life, to the FDA.

Based on the encouraging results, Samaritan is in the process of developing a Phase III clinical study regimen designed to attack the virus in new ways. Dr. Janet Greeson, CEO of Samaritan Pharmaceuticals, stated "While AIDS related deaths have declined; the number of people living with HIV still continues to grow. We are attempting to design a Phase III trial that focuses on the most pressing unmet medical needs in HIV therapeutics today." Dr. Greeson continued, "When we complete the trial design, we intend to request an `End of Phase II meeting' with the FDA which is normally granted within sixty days."

     In addition to clinical advances, Samaritan, in collaboration with Georgetown University, is making progress with its second HIV drug. It is progressing through pharmacology and pharmacokinetic preclinicals trials, with encouraging results. Samaritan's next step is to accomplish animal studies to demonstrate safety and then file for an IND with the FDA in 2004 Proof of Concept (Phase I/II Clinical Study Report) Submitted to FDA

     Phase III Study Design Being Prepared to Submit to FDA for End of Phase II Meeting

     Newly Identified Second HIV Drug Being IND Readied to Submit to FDA

On Oct. 7, 2003

Samaritan Pharmaceuticals Inc. and Samaritan Research Labs, Georgetown University, announced, it has amended its research collaboration with Georgetown University, to expand its scope of research to include a series of preclinical studies to develop a simple diagnostic blood test for breast cancer. The diagnostic blood test would potentially measure whether a breast cancer tumor is aggressive in nature, that is, the likelihood of a cancerous tumor to metastasize and spread cancer throughout the body. Samaritan, through its collaboration with Georgetown University, currently has the exclusive license for a breast cancer diagnostic that measures the aggressive behavior of breast cancer cells in breast biopsies.

Why It Matters
To date, an invasive biopsy is the only way to determine if a potential trouble spot is cancerous or benign. A non invasive blood test could be the first, preferred, diagnostic tool; to predict whether a breast tumor is cancerous, possibly being able to detect one single aggressive cancer cell, out of millions of blood cells. Also, maybe just as importantly, it could be used as a measuring tool to monitor the success of chemotherapy, radiation and other drug treatments for aggressive cancer.

Dr. Janet Greeson, CEO of Samaritan Pharmaceuticals, stated, "We have the highest regard for creativity of the Scientists at Georgetown U. and enthusiastically support new innovative technologies that could potentially affect all of our lives. If we increase our throughput in certain defined areas, we're going to have more shots on the goal and increase our probability of success."

What is Breast Cancer?
Click Here:
http://my.webmd.com/content/Article/45/1662_52434.htm?1662_00000_0000_f1_06#3

Cells in the body normally divide (reproduce) only when new cells are needed. Sometimes, cells in a part of the body grow and divide out of control, which creates a mass of tissue called a tumor. If the cells that are growing out of control are normal cells, the tumor is called benign (not cancerous.) If however, the cells that are growing out of control are abnormal and don't function like the body's normal cells, the tumor is called malignant (cancerous).

Cancers are named after the part of the body from which they originate. Breast cancer originates in the breast tissue. Like other cancers, breast cancer can invade and grow into the tissue surrounding the breast. It can also travel to other parts of the body and form new tumors, a process called metastasis.

Basis for Research Expansion-Peer Reviewed Journals
Hardwick M, Fertikh D, Culty M, Li H, Vidic B, Papadopoulos V (1999) Peripheral-type benzodiazepine receptor (PBR) in human breast cancer: correlation of breast cancer cell aggressive phenotype with PBR expression, nuclear localization, and PBR-mediated cell proliferation and nuclear transport of cholesterol. Cancer Research, 59:831-842.
http://cancerres.aacrjournals.org/cgi/content/full/59/4/831

Papadopoulos V, Kapsis A, Li H, Amri A, Hardwick M, Culty M, Kasprzyk PG, Carlson M, Moreau J-P, Drieu K (2000) Drug-induced inhibition of the peripheral-type benzodiazepine receptor expression and cell proliferation in human breast cancer cells. AntiCancer Research, 20:2835-2848.
http://www.ncbi.nlm.nih.gov/
(From this URL select 'PubMed' in the Search box and type '11062691' in the for box and click on Go)

Hardwick M, Rone J, Han J, Haddad B, Papadopoulos V (2001) Peripheral-type benzodiazepine receptor levels correlate with the ability of human breast cancer MDA-MB-231 cell line ability to grow in SCID mice. International Journal of Cancer, 94:322-327.
http://www3.interscience.wiley.com/cgi-bin/abstract/85007747/ABSTRACT

Hardwick M, Rone J, Barlow K, Haddad B, Papadopoulos V (2002) Peripheral-type benzodiazepine receptor (PBR) gene amplification in MDA-231 aggressive breast cancer cells. Cancer Genetics & Cytogenetics, 139:48-51.
http://www.sciencedirect.com/science...

Han Z, Slack SR, Li W, Papadopoulos V (2003) Expression of peripheral benzodiazepine receptor (PBR) in human tumors: relationship to breast, colon and prostate tumor progression. Journal of Receptor Research and Signal Transduction, in press. Li W, Hardwick M, Papadopoulos V. Peripheral-type benzodiazepine receptor (PBR) over expression and knock down in human breast cancer cells indicate a role in tumor cell proliferation mediated by activation of p21WAF1/CIP1 expression. Molecular Carcinogenesis, Submitted

On Sept. 17, 2003

Samaritan Pharmaceuticals Inc. and Samaritan Research Labs, Georgetown University, announced it has engineered a scientific tool, a pharmacologic Rat Model, for the testing of new Alzheimer's (AD) drugs. The model moves swiftly through Alzheimer's disease, starting with the onset of AD symptoms and finishing with Alzheimer's-like memory loss, in four weeks.

Why It Matters
New techniques and methodologies to produce animal models provide researchers with ways to more efficiently study human disease, and the therapeutics that hold promise for those diseases. The use of engineered animal models to explore the selection of appropriate drug targets holds great promise in speeding the development of valuable therapies. These models provide effective ways to test new drug compounds, as well as aid in the weeding out of drug failures; 75 percent of the cost of drug development, is lost on drugs that fail late in the research process.

Dr. Janet Greeson, CEO of Samaritan Pharmaceuticals, stated, "Rats serve as one of the most important experimental animals, and provide more physiological data than perhaps any other experimental animal." Dr. Greeson further stated, "Companies need to get drugs to market faster; competitive pressures coupled with the increasing costs of drug development, are forcing drug companies to find new ways to rapidly screen drugs."

About Alzheimer's - www.Alzforum.org
Alzheimer disease is the leading cause of dementia among older people. An estimated 10 percent of Americans over the age of 65 and half of those over age 85 have Alzheimer's. More than four million Americans currently suffer from the disease, and the number is projected to balloon to 10-15 million over the next several decades. Alzheimer's is now the third most expensive disease to treat in the U.S., costing society close to $100 billion annually.

On Sept. 12, 2003

Samaritan Pharmaceuticals Inc. (OTCBB:SPHC), announced the formation of a collaboration to provide free drugs to children with AIDS in Africa. Its philanthropic arm, the Samaritan innovative Science Foundation (SISF), and A Harvest Biotech Foundation International, Africa (AHBFI) today Why It Matters UNICEF noted that while Africa accounts for only 12 per cent of the world's population, it claims 43 per cent of the world's child deaths, 50 per cent of maternal deaths in childbirth, 70 per cent of people living with HIV/AIDS, and a staggering 90 percent of all children orphaned by AIDS.

Strategic Links to Africa
Dr. Wambugu, Executive Director of AHBFI is networked with numerous organizations, one being, New Partnerships for Africa Development (NEPAD). Dr. Wambugu, as a passionate believer in service to humankind, also serves on the board of the Bill & Melinda Gates Foundation: Global Health Challenge and the United Nations: Hunger Task Force, providing the collaboration with an incredible strategic link to Africa.
Dr. Janet Greeson, CEO of Samaritan Pharmaceuticals and Chairman and Founder of SIS Foundation stated, "Dr. Wambugu is awesome. Immediately, you sense her passion for Africa, and it becomes contagious."

Humanitarian Purpose
The purpose of the collaboration is to concentrate on alleviating the life-and-death challenges facing children and adults with AIDS in Africa. Samaritan's HIV drug has proved promising, safe and effective through proof of concept Phase II clinical human trials. Samaritan hopes to be able to offer this drug, upon FDA approval, at a very low cost to suffering patients. SIS Foundation Humanitarian Plan SISF proposes to work with Kenya, AHBFI Africa, WHO, the UN, IntegriHeatlh, and NBC Africa Ltd. to conduct clinical trials first in Kenya and then Johannesburg, Africa. Should these trials prove successful, SISF will continue to work with its collaborative partners to make the drug available to all sub-Saharan Africans with HIV.

About Samaritan Innovative Science Foundation
The SIS Foundation is an independent charitable foundation established by Samaritan Pharmaceuticals, Inc. The Foundation's primary mission is, to demonstrate a Samaritan love of humankind by relieving human misery and suffering. SISF focuses on improving "quality of life" for the underserved and the underprivileged, with a special emphasis on the children of the world with AIDS. http://www.samaritanpharma.org

About A Harvest Biotech Foundation International
"A Harvest" is a non-profit organization incorporated in California, USA. It is registered in Kenya and South Africa as a non-profit organization (NGO) and has operational offices in the three countries. The Foundation is governed by a Board of Directors with local, African and international experience. http://www.ahbfi.org/biotech/

On Sept. 9, 2003

Samaritan Pharmaceuticals Inc. announced the launching of its philanthropic arm, the Samaritan Innovative Science Foundation (SISF), an independent charitable foundation. SISF defines its philanthropy, first, by striving to take action for the public good; second, by demonstrating a Samaritan love of humankind, pursuing efforts to enhance the well-being of humanity through acts of practical kindness, or financial support of causes; and lastly, taking efforts to relieve human misery and suffering, by focusing on improving the quality of life for the underserved and the underprivileged children of the world. The United States Internal Revenue Service has, recently informed SISF , that it has determined, under section 501(a) of the Internal Revenue Code, it qualifies for 501(c)(3)(non-profit organization) status under section 509(a)(1) and 170
(b)(1)(A) (vi). This means that all contributions made to the SIS Foundation and its supported projects are tax deductible for the donor. Dr. Janet Greeson, CEO of Samaritan Pharmaceuticals and Chairman and Founder of SIS Foundation stated, "This project is close to all of our hearts, here at Samaritan. Right from the beginning, the board and the team, had a real desire to make a real difference, with life saving drugs for children with AIDS." Eugene Boyle, CFO of Samaritan Pharmaceuticals and Secretary and Founder of the SIS Foundation stated, "We are really grateful to George Weaver in helping the Foundation receive its "Letter of Determination" from the IRS. He has already filed for several Foundation grants and plans to file for many more."

On Aug. 11, 2003

Samaritan Pharmaceuticals Inc. and Samaritan Research Labs, Georgetown University, announced Georgetown University Medical Center has named Vassilios Papadopoulos the new chair of the department of biochemistry and molecular biology. Dr. Papadopoulos, Samaritan Pharmaceutical's Chief Scientific Officer, currently is a professor of cell biology at Georgetown University. He is a member of Georgetown's Lombardi Cancer Center and Center for Neural Injury and Recovery, and also serves as the head of the Division of Hormone Research in the Department of Cell Biology. Papadopoulos joined Georgetown in 1988 as a research assistant professor of cell biology, and had advanced into three professorship positions at Georgetown -- in the Departments of Biochemistry, Pharmacology, Neuroscience -- over the course of 15 years before being appointed chair of biochemistry. Papadopoulos studies the mechanisms of underlying steroid biosynthesis. His work focuses on the mechanisms mediating the movement of cholesterol across membranes in health and disease with direct application in environmental toxicology, reproductive biology, endocrinology, aging, Alzheimer's disease and breast cancer. Dr. Papadopoulos has published more than 120 peer-reviewed papers and given more than 100 invited presentations of his work in academia, industry and national and international meetings. He has served as an ad hoc peer reviewer for 50 scientific journals, numerous NIH study sections, National and International review committees and is a member of several professional societies including the American Society of Cell Biology, the Endocrine Society, and the Society for the Study of Reproduction. A native of Greece, Papadopoulos has studied in Greece, France, Australia and America, and received his Ph.D. from the University Pierre and Marie Curie in Paris, France. He is trilingual, speaking French, Greek, and English, has three children, and is married to another Georgetown researcher, assistant professor of Cell Biology Martine Culty, Ph.D.

On July 2, 2003

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

The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Risk Factors" in our Form 10-KSB/A filed October 9, 2003 and in our Form SB-2/A filed October 9, 2003.

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

Item 2.  Changes in Securities.

Securities, unregistered, were sold by the Company in the third quarter of 2003 under an exemption from registration. The title of these securities was the Common Stock of the Company. They were sold for cash unless otherwise noted in this section. They were sold in private transactions to persons believed to be of a class of private investors acting on their own comprised of "accredited investors" (as such term is defined in Regulation D of the U.S. Securities and Exchange Commission or "SEC") and a limited number of non-accredited investors. All investors, to the best knowledge of the Company, not affiliated with the Company, purchased the shares with a apparent investment intent. The Company relied upon, among other possible exemptions, Section 4(2) of the Securities Act of 1933, as amended. It's reliance on said exemption was based upon the fact that no public solicitation was used by the Company in the offer or sale, and that the securities were legended shares, along with a notation at the respective transfer agent, restricting the shares from sale or transfer as is customary with reference to Rule 144 of the SEC.

Management notes that stock was issued as follows during the three months ended September 30, 2003

No. of shares           Issued Pursuant                      To Price/valuation
-------------           ------------------                   ------------------
4,152,500              Sale of restricted stock                    $661,350
599,998                 Sale of common stock                       $100,000
188,000          Subscriptions due at September 30, 2003           $ 28,200

The total offering price, during the third quarter as to these shares, was $789,550 less expenses, estimated the total to be $12,227 for printing, legal, postage, and other expenses related to respective offering.

The SEC declared effective the Company's registration statement on Form SB2, Commission Registration No. 333-105818, on October 14, 2003 (as amended and supplemented from time to time, "Registration Statement"). Under the Registration Statement, certain selling shareholders may sell shares of Common Stock, acquired from the Company. The Company will not receive any proceeds from the sale of securities being offered by the selling shareholders under the Registration Statement. The Company registered the shares for sale to provide the selling shareholders with freely tradable securities, but the registration of the shares does not necessarily mean that any of the shares will be offered or sold by the selling shareholders. However, we may receive payments under agreements relating to the shares and may receive proceeds from the exercise of warrants. Such proceeds are intended for use as to working capital and other corporate purposes. The Registration Statement registered a total of 15,000,000 shares (exclusive of the 3,125,000 shares issued to Fusion Capital as a commitment fee) assuming Fusion Capital purchases all $10.0 million of common stock. The amount of shares sold by the selling shareholders during this quarter is believed to be 599,998 for aggregate proceeds of $100,000. The Company received, under its agreements as noted above, proceeds of $100,000 and incurred, in connection with the registration, estimated expenses of $12,227 for legal, printing, and related offering expenses, with net proceeds to the Company of approximately $87,773 used primarily for working capital, legal fees and for payments to Georgetown University (again not from the sale of the securities under the Registration Statement, but from agreements with the selling shareholders).

Item 6. Exhibits and Reports on Form 8-K.

(b) Exhibits

Listed below are all exhibits filed as part of this report. Some exhibits are filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibits

No.                      Description
----------------------------------------------------------------------
2.1......Agreement and Plan of Reorganization (1)
3.1......Articles of Incorporation, as amended and restated (6)
3.2......By-laws (3)
4.1......Form of common stock certificate (1)
4.2......2001 Stock Option Plan (4)
10.1.....Assignment between Linda Johnson and the Company dated September 6,
         2000. (5)
10.2.....Assignment between Linda Johnson and Spectrum Pharmaceuticals
         Corporation dated May 14, 1999. (5)
10.3.....Agreement containing the assignment of U.S. Patent Application
         07/233,247 with improvements dated May 22, 1990. (5)
10.4.....Common Stock Purchase Agreement between Company and Fusion Capital
         Fund II, LLC, dated April 22, 2003 (2)
10.5.....Registration Rights Agreement between Company and Fusion Capital
         Fund II, LLC dated April 22, 2003. (2)
10.6 ....Agreement between Samaritan Pharmaceuticals, Inc. and Doug Bessert (5)
10.7.....Agreement between Samaritan Pharmaceuticals, Inc. and Eugene Boyle (5)
10.8.....Agreement between Samaritan Pharmaceuticals, Inc and Janet Greeson (5)
10.9.....Research Collaboration and Licensing Agreement between Georgetown
         University and Samaritan Pharmaceuticals, Inc., dated June 8, 2001 (6)

10.9....Research Collaboration and Licensing Agreement between Georgetown
         University and Samaritan Pharmaceuticals, Inc., dated June 8, 2001 (6)
------------------------------------------

(1)......Filed as an exhibit to Samaritan Pharmaceutical's Form 10-SB, filed on
         July 21, 1999, and incorporated herein by reference.
(2)......Filed as an exhibit to Samaritan Pharmaceutical's Report on Form 8-K filed on April 25, 2003, and incorporated herein by reference.
(3)......Filed as an exhibit to Samaritan Pharmaceutical's Annual Report on Form
         10K- SB, filed on April 3, 2001, and incorporated herein by reference.
(4)......Filed as an exhibit to Samaritan Pharmaceutical's Schedule 14A filed on
         April 3, 2001, and incorporated herein by reference
(5)......Filed as an exhibit to Samaritan Pharmaceutical's Quarterly Report on
         Form 10- QSB filed on August 14, 2002, and incorporated herein by reference.
(6)......Filed as an exhibit to Samaritan Pharmaceutical's Registration
         Statement on Form SB-2 (SEC file number 333-105818) an incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMARITAN PHARMACEUTICAL, INC

Dated: November 14, 2003                By: /s/Eugene Boyle
                                            -------------------------------
                                               Eugene Boyle, CFO, COO, Director