Form 10KSB
period 2003-12-31
SAMARITAN PHARMACEUTICALS INC
filed 2004-04-14
CIK 1057377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   Form 10-KSB
(Mark One)

[X]      Annual Report Under SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
OF 1934 For the fiscal year ended December 31, 2003

[  ]     TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from _____to______

                         Commission file number 0-26775
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant had $250,000 in revenues in the fiscal year ended December 31, 2003. The aggregate market value of the issued voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common stock, as of March 8, 2004, was approximately $43,610,098 based upon, as a reasonable assumption, that the issuer's shareholders list, standing alone, supplies an accurate presentation of those shareholders who are non affiliates, determined by the issuer to be those persons who are not officers, Directors or owners of 10% or more of the common stock. The Company had 111,459,790 common shares issued and outstanding as of March 8, 2004.

Transitional Small Business Disclosure Format (Check one): Yes[  ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

   The registrant is incorporating by reference into Part III of this Form 10-KSB, certain information contained in the registrant's proxy statement for its 2004 annual meeting of stockholders.

                         SAMARITAN PHARMACEUTICALS, INC.
                                   FORM 10-KSB

                      For the Year Ended December 31, 2003

                                Table of Contents

                                     Part I

Item 1.  Description of Business...........................................3
Item 2.  Description of Property..........................................13
Item 3.  Legal Proceedings................................................13
Item 4.  Submission of Matters to a Vote of Security Holders..............13

                                     Part II

Item 5.  Market For Common Equity and Related Stockholder Matters.........13
Item 6.  Management's Discussion and Analysis or Plan of Operation........14
Item 7.  Financial Statements.............................................18
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures........................................19
Item 8a. Controls and Procedures..........................................19

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.....19
Item 10. Executive Compensation...........................................19
Item 11. Security Ownership of Certain Beneficial Owners and Management...19

Item 12. Certain Relationships and Related Transactions...................19
Item 13. Exhibits and Reports on Form 8-K.................................19
Item 14. Principal accounting Fees and  Services..........................19
         Signatures

                                     PART I

Item 1.  Description of Business.

Overview

Samaritan Pharmaceuticals, Inc. is a development stage biotechnology Company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as Alzheimer's, Cancer, central nervous system ("CNS") disorders, cardiovascular disease, and HIV.

Samaritan was formed in September 1994 and became public in October 1997. Our principal executive offices are located at 101 Convention Center Drive, Suite 310, Las Vegas, NV 89109, and our telephone number is (702) 735-7001.

Current Research Programs

On June 18, 2001, Georgetown University granted Samaritan an Exclusive Worldwide License to Georgetown's patent application for "Early Detection of Alzheimer's". Georgetown's research efforts toward this patent application accumulated over a seven-year period. The patent application, entitled, "Neurosteroids as Markers for Alzheimer's Disease", naming inventors Vassilios Papadopoulos, Rachel C. Brown and Caterina Cascio, is believed to detect early damage resulting from Alzheimer's. Their findings, that brain levels of DHEA, are increased in Alzheimer's pathology; have significant relevance, given the fact that many companies are currently advocating increasing DHEA with supplements as a means to prevent the development of Alzheimer's disease and, therefore, may put prospective Alzheimer's patients at risk.

On July 25, 2001, Georgetown University granted Samaritan an Exclusive Worldwide License to Georgetown's patent application for a breast cancer diagnostic test that can be used as a tool to improve the detection, diagnosis, prognosis, prevention, and possibly the treatment of breast cancer. The patent application, entitled, "Peripheral-type Benzodiazepine Receptor: A Tool for Detection, Diagnosis, Prognosis, and Treatment of Human Breast Cancer," naming as inventors, Vassilios Papadopoulos and Martine Culty, identifies a protein named Peripheral-type Benzodiazepine receptor (PBR) to be responsible for part of the changes in cellular and molecular functions in the development and progression of breast cancer. Although today there are methods for the detection of breast tumors, such as a mammogram, little is known about the early prognosis of a tumor to metastasize. Georgetown's scientists have identified a correlation between high levels of PBR and the aggressiveness of a tumor. Biopsies, considered to be safe procedures, would be used for PBR measurements and if the levels are high, scientists believe it could serve as a marker for the aggressiveness of a tumor with early detection, diagnosis, and prognosis. Georgetown's research efforts toward this patent application have accumulated over an 8-year period and, in addition, Samaritan plans to explore research seeking possible prevention technology and drugs to inhibit, block, or arrest the production of this protein PBR identified as a marker for breast cancer.

On September 11, 2001, Georgetown University granted Samaritan an Exclusive Worldwide License to Georgetown's patent application for "Cholesterol Recognition Amino Acid Sequence." The invention has identified a "cholesterol fingerprint" present in proteins known to interact with and bind cholesterol. This chemically synthesized peptide, containing the "cholesterol fingerprint" amino acid sequence, binds cholesterol and could be used as a drug to remove cholesterol from other proteins, cells, and tissues.

On December 13, 2001, Georgetown University granted Samaritan an Exclusive Worldwide License to Georgetown's patent application for "Peripheral-type Benzodiazepine Receptor Associated Proteins: cloning, expression and methods of use", naming as inventors, Vassilios Papadopoulos and Hua Li. This technology identifies proteins that are associated and regulate the function of the Peripheral-Type Benzodiazepine Receptor in health and disease. The role of this receptor is in cholesterol compartmentalization, steroid formation, cell death, tumor growth, and metastasis such as, in Alzheimer's disease pathology, as well as in other brain pathologies. It is hoped the discovery of these proteins, might provide new tools to use for understanding the cause of diseases and develop new methods of treatment.

On Oct. 7, 2003, Samaritan expanded its scope of research with Georgetown University to include a series of preclinical studies to develop a simple diagnostic blood test for breast cancer. The diagnostic blood test would potentially measure whether a breast cancer tumor is aggressive in nature, that is, the likelihood of a cancerous tumor to metastasize and spread cancer throughout the body. Samaritan, through its collaboration with Georgetown University, currently has the exclusive license for a breast cancer diagnostic that measures the aggressive behavior of breast cancer cells in breast biopsies.

Government Regulation. Governmental authorities in the United States and other countries extensively regulate the preclinical and clinical testing, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution, among other things, of our therapeutic products. In the United States, the FDA under the Federal Food, Drug and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations subjects pharmaceutical products to rigorous review. If we do not comply with applicable requirements, we may be fined, our products may be recalled or seized, our production may be totally or partially suspended, the government may refuse to approve our marketing applications or allow us to distribute our products, and we may be criminally prosecuted. The FDA also has the authority to revoke previously granted marketing authorizations. In order to obtain approval of a new product from the FDA, we must, among other requirements, submit proof of safety and efficacy as well as detailed information on the manufacture and composition of the product. In most cases, this proof entails extensive laboratory tests, and preclinical and clinical trials. This testing, the preparation of necessary applications and processing of those applications by the FDA are expensive and typically take several years to complete. The FDA may not act quickly or favorably in reviewing these applications, and we may encounter significant difficulties or costs in our efforts to obtain FDA approvals that could delay or preclude us from marketing any products we may develop. The FDA may also require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. Regulatory authorities may withdraw product approvals if we fail to comply with regulatory standards or if we encounter problems following initial marketing. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which we will have the exclusive right to exploit the products or technologies.

Food and Drug Administration Clinical Phases. After an Investigational New Drug
(IND) Application becomes effective, a sponsor may commence human clinical trials. The sponsor typically conducts human clinical trials in three sequential phases, but the phases may overlap. In Phase I clinical trials, the product is tested in a small number of patients or healthy volunteers, primarily for safety at one or more doses. In Phase II, the sponsor continues to evaluate safety, but primarily evaluates the efficacy of the product in a patient population. Phase III Clinical trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically dispersed test sites. The sponsor must submit a clinical plan to the FDA, or "protocol", accompanied by the approval of the institution participating in the trials, prior to commencement of each clinical trial. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time.

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

FDA Fast Track. Congress enacted the Food and Drug Administration Modernization Act of 1997, in part, to ensure the availability of safe and effective drugs, biologics and medical devices by expediting the FDA review process for new products. The Modernization Act establishes a statutory program for the approval of fast track products, including biologics. A fast track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. Under the fast track program, the sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a fast track product at anytime during the clinical development of the product. The Modernization Act specifies that the FDA must determine if the product qualifies for fast track designation within 60 days of receipt of the sponsor's request. The FDA can base approval of a marketing application for a fast track product on an effect, on a clinical endpoint or on another endpoint that is reasonably likely to predict clinical benefit. The FDA may subject approval of an application for a fast track product to post-approval studies to validate the surrogate endpoint or confirm the effect on the clinical endpoint and prior review of all promotional materials. In addition, the FDA may withdraw its approval of a fast track product on a number of grounds, including the sponsor's failure to conduct any required post-approval study with due diligence. If a preliminary review of clinical data suggests that a fast track product may be effective, the FDA may initiate review of sections of a marketing application for a fast track product before the sponsor completes the application. This rolling review is available if the applicant provides a schedule for submission of remaining information and pays applicable user fees. However, the time periods specified under the Prescription Drug User Fee Act concerning timing goals to which the FDA has committed in reviewing an application do not begin until the sponsor submits the entire application.

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

Manufacturing. Before approving a new drug application or biologics license application, the FDA will also inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facilities comply with current Good Manufacturing Practices ("cGMPs"). In addition, the manufacturing, holding, and distribution of a product must comply with cGMPs. Manufacturers must continue to expend time, money, and effort in the areas of production, quality control, record keeping and reporting to ensure full compliance with those requirements. The labeling, advertising, promotion, marketing, and distribution of a drug or biologic product must comply with FDA regulatory requirements. Failure to comply with applicable requirements can lead to the FDA demanding that production and shipment cease, and, in some cases, that the manufacturer recall products, or to FDA enforcement actions that can include seizures, injunctions and criminal prosecution. These failures can also lead to FDA withdrawal of approval to market the product.

Samaritan's FDA Status. We have not received approval in the U.S. or any foreign states or foreign jurisdictions for the commercial sale of any of our potential therapeutics products. However, the FDA has accepted our IND for the clinical examination of our SP001 and the Company completed its PIb/PIIa clinical human trials for HIV. Completion of testing, studies and trials may take several years, and the length of time varies substantially with the type, complexity, novelty, and intended use of the product. There can be no assurance that any of our development programs will be successfully completed, that any IND will become effective or that additional clinical trials will be allowed by the FDA or other regulatory authorities or that we will successfully develop any marketable pharmaceutical product.

Pharmaceuticals Sales. Sales of pharmaceutical products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Whether or not we have obtained FDA approval, we must obtain approval of a product by comparable regulatory authorities of foreign countries prior to the commencement of marketing the product in those countries. The time required to obtain this approval may be longer or shorter than that required for FDA approval. The foreign regulatory approval process includes all the risks associated with FDA regulation set forth above, as well as country specific regulations.

Environmental Matters. We currently rely primarily on third party independent contractors and the research efforts of Georgetown University and the University of Iowa to conduct research and development on and manufacture clinical supplies of our proposed drugs. However, to the extent that any of our current and future research and development activities involve the use of hazardous materials and chemicals, or produce waste products, we will be subject to federal, state, and local laws and regulations governing the use, manufacture, storage, handling, and disposal of these materials. Although we would expect that our safety procedures for handling and disposing of these materials would comply with the standards prescribed by such laws and regulations, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. In addition, the risk of accidental contamination or injury from hazardous and radioactive materials cannot be completely eliminated. The potential liability for damages stemming from accidents involving these materials may exceed our $2,000,000 commercial general liability insurance coverage or available resources.

Product and Clinical Studies Liability. Administration of any drug to humans involves the risk of allergic or other adverse reactions in certain individuals. Accordingly, it is possible that claims might be successfully asserted against us for liability with respect to injuries that may arise from the administration or use of our products during clinical trials or following commercialization. Since we are not currently conducting human clinical trials, we presently do not carry clinical studies and product liability insurance. Although we carry a $2,000,000 commercial general liability insurance policy, there can be no assurance that the coverage the commercial general liability insurance policy provides will be adequate to satisfy all claims that may arise. Regardless of merit or eventual outcome, such claims may result in decreased demand for a product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. Thus, a clinical trial or product liability claim may result in losses that could be material.

Employees. As of the date, hereof we had ten employees that work directly for Samaritan Pharmaceuticals and ten scientists that work under our collaboration agreement with Georgetown University. In addition, we make extensive use of specialized expert consultants.

Investment Considerations

An investment in our common stock is highly speculative, involves a high degree of risk, and should be made only by investors who can afford a complete loss. You should carefully consider the following risk factors, together with the other information in this prospectus, including our financial statements and the related notes, before you decide to buy our common stock. Our most significant risks and uncertainties are described below; however, they are not the only risks we face. These risks may cause our business, financial condition, or results of operations to be materially adversely affected and the trading price of our common stock to decline. This may result in you losing all or part of your investment. As used in this prospectus, the terms "we," "us," "our"", the Company" and "Samaritan" means Samaritan Pharmaceuticals, Inc. a Nevada corporation, unless the context indicates a different meaning.

Risks Related To Our Financial Condition

We Have A Limited Operating History With Significant Losses And Expect Losses To Continue For The Foreseeable Future.

We are a Biopharmaceutical Company in a research and development stage. We have been unprofitable since our inception and have incurred significant losses. Our net losses since inception on September 5, 1994 to December 31, 2003 were $23.8 million. We had net losses of $4 million in year ended December 31, 2002 and net losses of $5.5 million in year ended December 31, 2003. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative costs. We expect to continue to incur losses and we may never be profitable. We have derived no significant revenues from product sales or royalties. We do not expect to achieve significant product sales or royalty revenue in the near future and are not able to predict when we might do so. Furthermore, we may never do so. We expect to continue to incur substantial additional operating losses in the future. These losses may increase significantly, as we expand development and clinical trial efforts although we prioritize our capital to technologies closest to commercialization.

Even With Our Financing Arrangement With Fusion Capital, We May Require Additional Financing To Sustain Our Operations.

Currently, we have a $10.0 million dollar common stock purchase agreement with Fusion Capital. We will require substantial funds to sustain operations and to grow our business. The amount of which will depend, among other things, on the rate of progress and the cost of our research and product development programs and clinical trial activities, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, and the cost of developing manufacturing and marketing capabilities, if we decide to undertake those activities. The clinical development of a therapeutic product is a very expensive and lengthy process and may be expected to utilize $5 to $20 million over a three to six year development cycle. We currently do not have available the financial resources to complete the clinical development of any of our therapeutic products without a strategic partner. Although we believe we could license the manufacturing and marketing rights to our products in return for up-front licensing and other fees and royalties on any sales, there can be no assurance that we will be able to do so in the event we seek to do so. We need to obtain additional funds to develop our therapeutics products and our future access to capital is uncertain. The allocation of limited resources is an ongoing issue for us as we move from research activities into the more costly clinical investigations required to bring therapeutic products to market.

We have the right to receive $20,000 per trading day under the agreement with Fusion Capital unless our stock price equals or exceeds $0.45, in which case the daily amount may be increased at our option. Generally, Fusion Capital shall not be obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.10. Since we initially registered 15,000,000 shares for sale by Fusion Capital, the selling price of our common stock to Fusion Capital will have to average at least $0.67 per share for us to receive the maximum proceeds of $10.0 million without registering additional shares of common stock. Assuming a purchase price of $0.70 per share (the closing sale price of the common stock on April 13, 2004) and the purchase by Fusion Capital of the remaining 4,619,555 shares under the common stock purchase agreement, proceeds to us would be $3,233,688.

The extent we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient financing from Fusion Capital were to prove prohibitively expensive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the full $10.0 million under the common stock purchase agreement with Fusion Capital, we may still need additional capital to implement our business, operating and development plans. Other than the agreement with Fusion Capital and the subsequent event to December 31, 2003, in which the Company received gross proceeds of $4,817,873 under its Continuous Secondary Offering with Fusion Capital and from Private Placements in exchange for $13,652,561 shares of the Company's common stock, we do not have any commitments or arrangements to obtain any such funds and there can be no assurance that any additional funds, whether through exercise of warrants and stock options, additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, will be available to us upon terms acceptable to us or at all. If we are unable to obtain additional financing we might be required to delay, scale back or eliminate certain of our research and product development programs or clinical trials, or be required to license third parties to commercialize products or technologies that we would otherwise undertake ourselves, or cease certain operations all together, any of which might have a material adverse effect upon us. If we raise additional funds by issuing equity securities, dilution to stockholders may result, and new investors could have rights superior toexisting holders of shares. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, operating results, financial condition, and prospects.

Risks Related To Our Business

We Are In The Development Stage And None Of Our Products Have Completed Clinical Trials, And May Never Demonstrate Sufficient Safety And Efficacy In Order To Do So.

All of our products are in the development stage and most of our products are in the preclinical or research stage. We have only one product SP001 currently in the FDA clinical trial process, which has recently completed a phase II clinical trial. In order to achieve profitable operation we must successfully develop, manufacture, introduce, and market our products. The time frame necessary to achieve market success for any individual product is long and uncertain. The products currently under development by us will require significant additional research and development and extensive pre-clinical and clinical testing prior to application for commercial use. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after showing promising results in early or later stage studies or clinical trials. Although we have obtained some favorable results to date in pre-clinical studies and clinical trials of, such results may not be indicative of results, that will ultimately be obtained in, or throughout clinical trials, and clinical trials may not show any of our products to be safe or capable of producing a desired result. Additionally, we may encounter problems in our clinical trials that will cause us to delay, suspend, or terminate those clinical trials.

We Are Subject To Extensive Regulation Which Can Be Costly and Time Consuming And Subject Us To Unanticipated Delays.

All of our potential products and manufacturing activities are subject to comprehensive regulation by the Food and Drug Administration (FDA) in the United States and by comparable authorities in other countries. The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive and often takes many years and can vary substantially based upon the type, complexity, and novelty of the products involved. Preclinical studies involve laboratory evaluation of product characteristics and often animal studies to assess the efficacy and safety of the product. The FDA regulates preclinical studies under a series of regulations called the current Good Laboratory Practices regulations. If the sponsor violates these regulations, the FDA, in some cases, may invalidate the studies and require that the sponsor replicate them. Certain of our potential products may be novel, and regulatory agencies may lack experience with them, which may lengthen the regulatory review process, increase our development costs and delay or prevent their commercialization. There is limited successful commercialization of products based on technology such as ours. In addition, we have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain timely FDA approvals, if at all. We will not be able to commercialize any of our potential therapeutic products until we obtain FDA approval, and so any delay in obtaining, or inability to obtain, FDA approval could harm our business. We have not yet sought FDA approval for any of our therapeutic products.

We Are Dependent on Georgetown University To Conduct Research And Development And To Conduct Preclinical Studies, Which If Unavailable Would Impair Our Ability To Commercialize Our Products.

We have a thirteen-year, research and development, collaboration with Georgetown University. Therefore, our potential therapeutic products are not the result of our own internal basic research but rather arise from our ability to license technologies from Georgetown University. Currently, we are dependent upon Georgetown University for all discovery and most preclinical studies. Although we are contractually committed, there can be no assurance that we will be able to obtain these services from Georgetown University, or other third parties, on commercially reasonably terms or at all, or that any or all of the contemplated benefits from such collaborative arrangements will be realized. Failure to obtain such arrangements would result in delays in the development of our proposed products.

Technology With Respect To Therapeutics and Other Biopharmaceutical Fields Is Rapidly Evolving, And There Can Be No Assurance Of Our Ability To Respond Adequately.

We are engaged in biopharmaceutical fields characterized by extensive research efforts, rapidly evolving technology, and intense competition from numerous organizations, including pharmaceutical companies, biotechnology firms, academic institutions, and others. New developments are expected to continue at a rapid pace in both industry and academia. We cannot assure you that research and discoveries by others will not render any of our potential products obsolete, uneconomical or otherwise unmarketable or unprofitable. In order to compete successfully, we will need to complete the development of and obtain regulatory approval of one or more of our products that keep pace with technological developments on a timely basis. Any failure by us to anticipate or respond adequately to technological developments will have a material adverse effect upon our prospects and financial condition.

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

We Are Dependent On Key Members of Management

Our success is dependent upon the continued services and performance of Dr. Janet Greeson, our chief executive officer, president and chairman; and Dr. Vassilios Papadopoulos, our chief scientific officer. We do not maintain key man insurance on either officer. We have a 5-year employment agreement with Dr. Greeson that expires in 2006. The loss of their services could delay our product development programs and our research and development efforts at Georgetown University. In addition, the loss of Dr. Janet Greeson is grounds for termination of the collaboration with Georgetown University. In addition, competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense and we cannot assure you that we would be able to recruit qualified personnel on acceptable terms to replace them.

We May Not Be Able To Adequately Protect Our Intellectual Proprietary Rights

Our patent strategy is to pursue patent protection in the U.S. and in major developed countries for our technologies. As of the date hereof, we own or license one issued U.S. patent for SP001 and had eleven pending patent applications from Georgetown University in the U.S. to protect our proprietary methods and processes. We have also filed corresponding foreign patent applications for certain of these U.S. patent applications. As of the date hereof, our patent portfolio outside the U.S. comprised of no issued patents and over eleven pending patent applications. The issued U.S. patent and pending patent application relate to Alzheimer's, Cancer, Cardiovascular, and HIV indications and is based on balancing and modulating the stress hormone cortisol, counteracting cortisol's neurodegenerative and immunosuppressive properties. Our goal is to obtain broad patent protection for our technologies and their related medical indications. The patent on procaine issued on September 1990, expires in September 2008 but patent term extensions under the Hatch-Waxman Act may be available to Samaritan for the lost opportunity to market and sell the invention during the regulatory review process.

Our success will depend in significant part on our ability to obtain and maintain elements of business protection practices, including but not limited to U.S. patent protection for our licensed technologies, preservation and defense of our trade secrets and proprietary rights, and operations that do not infringe upon the proprietary rights of third parties. Because of the length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical industry has traditionally placed considerable importance on obtaining patent and trade secret protection for significant new technologies, products, and processes. We cannot assure you that patents will be issued from the patent applications we own, or have licensed or that the patent issued to us will provide us with significant protection against competitive applications or otherwise be commercially valuable. In addition, patent law relating to certain of our fields of interest, particularly as to the scope of claims in issued patents, is still evolving. Patent positions may not be as strong as in other, better-established fields, and it is unclear how this uncertainty will affect our patent rights. Litigation, which could be costly and time consuming, may be necessary to enforce any patents issued in the future to us or our licensors or to determine the scope and validity of the proprietary rights of third parties. The issuance of a patent is not conclusive as to its validity or enforceability and it is uncertain how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings, such as oppositions, which may be brought in foreign jurisdictions to challenge the validity of a patent. A third party may challenge the validity or enforceability of a patent after its issuance by the U.S. Patent and Trademark Office. It is possible that a competitor may successfully challenge our patents or that a challenge will result in limiting their coverage. Moreover, the cost of litigation to uphold the validity of patents and to prevent infringement can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. Moreover, it is possible that competitors will infringe our patents or avoid them through design innovation. To stop these activities we may need to file a lawsuit. These lawsuits are expensive and would consume time and other resources, even if we were successful in stopping the violation of our patent rights. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of our patents were upheld, a court would refuse to stop the other party on the ground that its activities are not covered by, that is, do not infringe, our patents. Our competitive position is also dependent upon unpatented technology and trade secrets, which may be difficult to protect. We cannot assure you that others will not independently develop substantially equivalent proprietary information and techniques, which would legally circumvent our intellectual property rights, that our trade secrets will not be disclosed or that we can effectively protect our rights to unpatented trade secrets. As the biotechnology industry expands and more patents are issued, the risk increases that our potential products may give rise to claims that they infringe upon the patents of others. Any such infringement litigation would be costly and time consuming to us. As of the date hereof, Samaritan has no pending threats of litigation or negotiations regarding patent issues, court challenges, or legal action.

We Are Exposed To Potential Liability Claims, and Our Insurance against These Claims May Not Be Sufficient To Protect Us

Our business exposes us to potential clinical trial failures and may in the future expose us to product liability risks, which are inherent in the testing, manufacturing, marketing, and sale of pharmaceutical products. Although we carry a $2,000,000 commercial general liability insurance policy, the Company currently has no specific clinical trial liability or product liability insurance. There can be no assurance that the coverage the commercial general liability insurance policy provides will be adequate to satisfy all claims that may arise. Regardless of merit or eventual outcome, such claims may result in decreased demand for a product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. Thus, a clinical trial or product liability claim may result in losses that could be material.

We Currently Outsource for our Supply and Manufacturing of Clinical Drugs.

We currently outsource our supply and manufacturing of clinical drugs and there would be a material adverse effect on our business and prospects if we were unable to obtain adequate supplies. Our supplier manufactures the material in a facility, which adheres to current Good Manufacturing Practices, or cGMP, regulations enforced by the FDA through its facilities inspection program. If our supplier was unable to produce and provide us with clinical drugs, especially of cGMP grade, we will be forced to identify an alternative supplier or produce the product ourselves. We are continuously seeking alternative suppliers capable of meeting our needs and if we were unable to identify an alternative supplier, we might experience delays in replacing or transitioning our supplier. We would be required to design, in addition, if the suppliers produce an inadequate supply, or fail to produce or deliver the product on a timely basis; our clinical testing may be delayed, thereby delaying the submission of products for regulatory approval or the market introduction and subsequent sales of our products. Any such delay may lower our revenues and potential profitability and otherwise have a material adverse effect on us.

Risks Related to our Common Stock

We are authorized to issue additional shares of our common stock without stockholder approval, which could have an adverse affect upon the rights of our stockholders and the market price of our common stock. We have a substantial number of shares of common stock un-issued and not reserved for specific issuances, of which we could issue an amount equal to 20% of our outstanding shares of common stock, without any action or approval by our stockholders in accordance with Samaritan Pharmaceuticals, Inc. 2001 Stock Incentive Plan (the "2001 Plan"), thus substantially diluting the percentage ownership of Samaritan Pharmaceuticals held by purchasers of the securities offered hereby and potentially adversely affecting the market price of our common stock.

Market volatility may affect our stock price and the value of your investment may be subject to sudden decreases. The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, general market, and economic conditions, which are beyond our control. Factors such as fluctuations in our financial and operating results, the results of preclinical and clinical trials, announcements of technological innovations or new commercial products by us or our competitors, developments concerning proprietary rights and publicity regarding actual or potential performance of products under development by us or our competitors could also cause the market price of our common stock to fluctuate substantially. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many biotechnology companies have often fluctuated in a manner not necessarily related to their operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

The Sale Of Our Common Stock To Fusion Capital May Cause Dilution And The Sale Of The Shares Of Common Stock Acquired By Fusion Capital Could Cause The Price Of Our Common Stock To Decline

The purchase price for the common stock to be issued to Fusion Capital pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock. Fusion Capital may sell none, some, or all of the shares of common stock purchased from us at any time. Depending upon market liquidity at the time, a sale of shares at any given time could cause the trading price of our common stock to decline and to be highly volatile. Fusion Capital may ultimately purchase all of the shares of common stock issuable under the common stock purchase agreement, and it may sell some, none, or all of the shares of common stock it acquires upon purchase. Therefore, the purchases under the common stock purchase agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by Fusion Capital or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future, at a time and at a price, that we might otherwise wish to effect sales.

Future Sales of Common Stock Could Depress the Price of Our Common Stock

Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain shareholders could have a material adverse impact on the market price for the common stock at the time. There are presently approximately 73,239,594 outstanding shares of our common stock held by shareholders, which are deemed "restricted securities" as defined by Rule 144 under the Securities Act. Under certain circumstances, these shares may be sold without registration pursuant to the provisions of rule 144. In general, under rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of restricted securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar weeks preceding the notice of sale required by rule 144. In addition, rule 144 permits, under certain circumstances, the sale of restricted securities without any quantity limitations by a person who is not an affiliate of ours and has satisfied a two-year holding period. Any sales of shares by shareholders pursuant to rule 144 may have a depressive effect on the price of our common stock.

The Market Price of Our Common Stock Is Very Volatile and the Value of Your Investment May Be Subject To Sudden Decreases

The trading price for our common stock has been, and we expect it to continue to be, volatile. For example, the closing bid price of our stock has fluctuated between $0.12 and $0.75 per share during the preceding year. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, general market, and economic conditions, which are beyond our control. Factors such as fluctuations in our financial and operating results, the results of preclinical and clinical trials, announcements of technological innovations or new commercial products by us or our competitors, developments concerning proprietary rights and publicity regarding actual or potential performance of products under development by us or our competitors could also cause the market price of our common stock to fluctuate substantially. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many biotechnology companies have often fluctuated in a manner not necessarily related to their operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

Our Common Stock Is Traded Over the Counter, Which May Deprive Stockholders of the Full Value of Their Shares

Our common stock is quoted via the Over the Counter Bulletin Board (OTCBB) sponsored by the National Association of Securities Dealers. As such, our common stock may have fewer market makers; lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange, American Stock Exchange or NASDAQ. These factors may result in higher price volatility and less market liquidity for the common stock.

A Low Market Price May Severely Limit The Potential Market For Our Common Stock.

Our common stock is currently trading at a price substantially below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions (a "penny stock"). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid, and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock.

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

Item 2.  Description of Property

The Company's executive offices are currently located at 101 Convention Center Drive, Suite 310, Las Vegas, Nevada 89109. The 1,100 square foot office space is rented at a base rent of $2,620 per month. In addition, under the Research Collaboration agreement between Georgetown University and Samaritan Pharmaceuticals, Georgetown provides space, which is located at Samaritan Research Laboratories, Georgetown University Medical Center, Medical Dental Building, Suite SE 111, 3900 Reservoir Road, NW, Washington, DC 20007.

Item 3.  Legal Proceedings
We are, from time to time, involved in various legal proceedings in the ordinary course of our business. While it is impossible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these proceedings will not have a material adverse effect on the annual financial statements of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
None

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information. The Company's Common Stock is traded on the NASDAQ over-the-counter ("OTC") Bulletin Board under the symbol "SPHC.OB" and the name of Samaritan Pharmaceuticals, Inc. The following table sets forth the range of high and low bid closing quotations for our common stock on the over-the-counter market for each quarter within the last two fiscal years. The over-the-counter quotes reflect inter-dealer prices without retail mark-up markdown or commission and may not represent actual transactions. The quotations may be rounded for presentation.
                                                        Low      High
Year Ended December 31, 2003
         Fourth Quarter                                 0.32     0.63
         Third Quarter                                  0.20     0.75
         Second Quarter                                 0.15     0.24
         First Quarter                                  0.12     0.18
Year Ended December 31, 2002
         Fourth Quarter                                 0.15     0.24
         Third Quarter                                  0.15     0.30
         Second Quarter                                 0.13     0.20
         First Quarter                                  0.14     0.30

Holders. As of December 31, 2003, there were approximately seven hundred forty-three (743) holders of record excluding beneficial holders of stock held in street name.

Dividends. We have never paid cash or declared dividends on our common stock. We do not anticipate that we will declare or pay cash dividends on our common stock in the foreseeable future.

Recent sales of unregistered securities; use of proceeds from registered securities. Securities, unregistered, were sold by the Company under an exemption from registration. The title of these securities was the Common Stock of the Company. They were sold for cash unless otherwise noted in this section. They were sold in private transactions to persons believed to be of a class of private investors acting on their own comprised of "accredited investors" (as such term is defined in Regulation D of the U.S. Securities and Exchange Commission or "SEC") and a limited number of non-accredited investors. All investors, to the best knowledge of the Company, not affiliated with the Company, purchased the shares with apparent investment intent. The Company relied upon, among other possible exemptions, Section 4(2) of the Securities Act of 1933, as amended. It's reliance on said exemption was based upon the fact that no public solicitation was used by the Company in the offer or sale, and that the securities were legended shares, along with a notation at the respective transfer agent, restricting the shares from sale or transfer as is customary with reference to Rule 144 of the SEC.

Management notes that the Company issues stock as compensation for services and supplies, valuing such issues premised upon the fair market value of the stock or the services, whichever is more clearly determinable.

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

During the year ended December 31, 2003, the Company issued an aggregate of 937,833 shares of common stock in consideration of services rendered or to be rendered to the Company. Such shares were valued at an aggregate of $553,842 ranging from $.16-$.71 per share, representing the fair value of the shares issued. The issuances were recorded as non-cash compensation expense. During the year ended December 31, 2003 the Company exchanged 12,740,870 shares of the Company's common stock in settlement of accounts payable and accrued salaries for officers totaling $1,152,703. To the extent that the market value of shares issued as payment of accrued salaries exceeded the recorded amount of accrued salaries, such amount was recognized as additional compensation. The amount of additional compensations recorded at December 31, 2003 was $2,305,863.

The Company also issued 3,125,000 shares in connection with the common stock purchase agreement with Fusion Capital. Such amount was recorded at par value with a corresponding charge against Additional Paid-in Capital.

During the year 2003, through various private placements, the Company sold 17,493,664 shares for $2,409,790. During the year ended 2002, through various private placements, the Company sold 18,657,500 shares for $2,096,299.

Subsequent to December 31, 2003, the Company received gross proceeds of $4,817,873 under its Continuous Secondary Offering with Fusion Capital and from Private Placements in exchange for $13,652,561 shares of the Company's common stock. As of April 13, 2004, the Company had cash and cash equivalents balance of $4,371,085.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Samaritan Pharmaceuticals is a Biopharmaceutical Company engaged in the research and development of novel therapeutics and diagnostic products to treat chronic debilitating diseases such as Alzheimer's, Cancer, central nervous system ("CNS") disorders, cardiovascular disease, and HIV.

Samaritan has a series of therapeutic compounds either in "discovery research", "preclinical trials", product development" or "clinical development"; and we utilize these formal stages of product progression to track progress, performance and competition. Our research programs are aimed at satisfying defined medical needs in the areas of Alzheimer's, Cancer, Cardiovascular, Infectious Diseases, and Neurology and are based on an intellectual property position that, we believe, is both broad and strong. Several of our development programs involve ex vivo technologies in which patients' tissues are manipulated outside the body and, as such, may be less costly to investigate and quicker to develop than in vivo agents. We expect to apply to the U.S. FDA for and receive IND status (Investigational New Drug) for certain technologies to initiate human trials that may commence in the future.

A key currency in the biotechnology and pharmaceutical market is patents, intellectual property. Our central intellectual property activity has been, and continues to be, the acquisition of patents, development, and patent maintenance, directly in support of our product development. We continue to expend significant funds and efforts on licensed technology and patent protection. In addition, we are continually examining our intellectual property positions in relation to competitive activities and our ability to operate and defend our patent positions in relation to products. We believe that this is a key value element for our continued development.

Samaritan Pharmaceuticals Product Pipeline

xxx = Completed         x = In Progress

Drug Candidates                      Patent     Pre -Clinical   IND     Phase I     Phase II   Phase III
---------------------------------------------------------------------------------------------------------
HIV.Procaine HCl (SP-01)              xxx             xxx       xxx       xxx         xxx
HIV, Alzheimer's(AD),
Dementia.(SP-10)                       x               x
HIV, AD.(SP-02 to 25)                  x               x
HIV, AD.(SP-26 to 50)                  x               x
Alzheimer's.(SP-222)                   x               x
Alzheimer's.(SP-233)                   x               x
Alzheimer's.(SP234-250)                x               x
Nerve Gas Inhibitor.(SP-04)            x
Stem Cell Therapy.(SP-sc2)             x               x
Stem Cell Therapy.(SP-sc7)             x               x
Cancer.(SP-222c)                       x               x
Cancer.(SP-234c-250c)                  x               x
Cancer Diagnostic
and Drug. (SP-5000)                    x               x

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


Current Research Agreement. Samaritan Pharmaceuticals has a research collaboration agreement with Georgetown University with the objectives: (1) to develop "one molecule" drugs and extend clinical studies to in vivo experiments in animal models simulating Alzheimer's disease, (2) to develop an accurate, reliable diagnostic for nuero-degeneration (Alzheimer's), and (3) to focus on new drug development in Oncology and Neurology with the ability to protect the brain from neuronal damage and tumor growth. Starting with the quarter beginning April 1, 2004, the research collaboration between Georgetown University and Samaritan budget has been increase to further develop Samaritan's pipeline. Under the collaboration agreement, Samaritan pays Georgetown $1,000,000 per year, which is used by Georgetown to fund its efforts in the collaboration in respect of research, which is based on balancing and modulating the stress hormone cortisol, counteracting cortisol's neurodegenerative, and immunosuppressive properties. The $1,000,000 is paid quarterly, is unallocated, and covers the general research and development effort. In addition, we have incurred direct research and development expenses of approximately $350,000 for each of the last two fiscal years related primarily to clinical trials and the retention of consultants to assist in the FDA process.

Under the agreement, Samaritan receives worldwide exclusive rights to any novel therapeutic agents or diagnostic technologies that may result from the research collaboration directed by Dr. Vassilios Papadopoulos and Dr. Janet Greeson with their team of seven research professionals (including five Ph.D. level research scientists) who have expertise in the fields of endocrinology, pharmacology, cell biology, organic and steroid chemistry and computer modeling. The term of the license agreement is for the term of any associate patents. We are not obligated to pay Georgetown any milestone payments. Georgetown is entitled to receive royalties based on our revenue from product sales and sublicenses, if any. Samaritan has, at its own expense, responsibility for the process of seeking any regulatory approvals for and conducting clinical trials with respect to any licensed product or application of the licensed technology. Samaritan controls and has the financial responsibilities for the prosecution and maintenance in respect to any patent rights related to the licensed technology. Samaritan has the right to terminate the license upon written notice to Georgetown for any reason or for no reason. In the event that Samaritan fails to make any payment due to Georgetown under the license, Georgetown has the right to terminate the license upon sixty (60) days prior written notice if Samaritan fails to pay to Georgetown such amount within such 60-day period.

Our Financial Position and Our Need to Raise Additional Capital

We are a Biopharmaceutical Company in a research and development stage. Since our inception, we have primarily focused our resources on research and development. To date, none of our proprietary products has reached a commercial stage, and hence, we do not have, nor do we anticipate revenue in the near future. We have been unprofitable since our inception and have incurred significant losses. Our net losses since inception on September 5, 1994 to December 31, 2003 was $23 million. We had net losses of $4 million and 5.5 million in the last two years ended December 31, 2003. We will continue to have significant general and administrative expenses, including expenses related to clinical studies, our collaboration with Georgetown University, and patent prosecution. We have funded our operations through a series of private placements and through our agreement with Fusion Capital dated April 22, 2003, described below, which we believe will assist the Company in meetings its cash needs, but there is no guarantee. Except for an agreement to sell shares to Fusion Capital, discussed below, no commitment exists for continued investments, or for any underwriting.

We have the right to receive $20,000 per trading day under the agreement with Fusion Capital unless our stock price equals or exceeds $0.45, in which case the daily amount may be increased at our option. Generally, Fusion Capital shall not be obligated to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.10. Since we initially registered 15,000,000 shares for sale by Fusion Capital, the selling price of our common stock to Fusion Capital will have to average at least $0.67 per share for us to receive the maximum proceeds of $10.0 million without registering additional shares of common stock. Assuming a purchase price of $0.70 per share (the closing sale price of the common stock on April 13, 2004) and the purchase by Fusion Capital of the remaining 4,619,555 shares under the common stock purchase agreement, proceeds to us would be $3,233,688.

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

The extent we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient financing from Fusion Capital were to prove prohibitively expensive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the full $10.0 million under the common stock purchase agreement with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans. Other than the agreement with Fusion Capital and the subsequent event to December 31, 2003, in which the Company received gross proceeds of $4,817,873 under its Continuous Secondary Offering with Fusion Capital and from Private Placements in exchange for $13,652,561 shares of the Company's common stock, we do not have any commitments or arrangements to obtain any such funds and there can be no assurance that any additional funds, whether through exercise of warrants and stock options, additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, will be available to us upon terms acceptable to us or at all. If we are unable to obtain additional financing we might be required to delay, scale back or eliminate certain of our research and product development programs or clinical trials, or be required to license third parties to commercialize products or technologies that we would otherwise undertake ourselves, or cease certain operations all together, any of which might have a material adverse effect upon us. If we raise additional funds by issuing equity securities, dilution to stockholders may result, and new investors could have rights superior to existingholders of shares. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, operating results, financial condition, and prospects.

We have been able to substantially meet our cash needs during the past 12 months. We believe we will be able to continue to find avenues to obtain the capital needed for our operations through private placements and by sale of our shares to Fusion Capital.

Forward-Looking Statements. This report and other oral and written statements made by us to the public contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based upon management's current expectations that are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in our forward-looking statements. Such statements address the following subjects: our need for and ability to obtain additional capital, including from the sale of equity and/or from federal or other grant sources; our expected future losses; the sufficiency of cash and cash equivalents; our ability to generate revenues; our ability to develop commercially successful products, including our ability to obtain FDA approval to initiate further studies of our potential products and our technologies; the high cost and uncertainty of the research and development of pharmaceutical products; the unpredictability of the duration and results of the U.S. Food and Drug Administration's review of new drug applications; the possible impairment of our existing, and the inability to obtain new, intellectual property rights and the cost of protecting such rights as well as the cost of obtaining rights from third parties when needed on acceptable terms; our ability to enter into successful partnering relationships with respect to the development and/or commercialization of our product candidates; our dependence on third parties to research, develop, manufacture and commercialize and sell any products developed; our ability to improve awareness and understanding of our Company, our technology and our business objectives; whether our predictions about market size and market acceptability of our products will prove true; and our understandings and predictions regarding the utility of our potential products and our technology.

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

As a result of the foregoing and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price. We are not under any duty to update any of the forward-looking statements in this report to conform these statements to actual results, unless required by law. For further information, refer to the more specific risks and uncertainties discussed above and throughout this report.

Item. 7. Financial Statements.

The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statements." See F-1 for Index to Consolidated Financial Statements.

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                      INDEX
                                                                   Page Number
INDEPENDENT AUDITORS' REPORT                                        F - 2

CONSOLIDATED FINANCIAL STATEMENTS:

       Balance Sheet                                                F - 3

       Statements of Operations                                     F - 4

       Statements of Shareholders' Deficit                          F - 5

       Statements of Cash Flows                                     F - 6


       Notes to Financial Statements                              F-7 - F-14

                            INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Samaritan Pharmaceuticals, Inc.

         We have audited the accompanying consolidated balance sheet of Samaritan Pharmaceuticals, Inc. (a development stage company) as of December 31, 2003 and the related consolidated statements of operations, shareholders' deficit and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, the consolidated financial position of Samaritan Pharmaceuticals, Inc. (a development stage company) as of December 31, 2003 and the consolidated results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying cumulative statements of operations, shareholders' deficit and cash flows regarding the period from inception (September 5, 1994) through December 31, 2003, include activity prior to our engagement as auditors upon which we or the predecessor auditor have not performed procedures. Therefore, we do not express an opinion on them.

                                               /s/  Sherb & Co., LLP
                                               ---------------------------------
                                                    Sherb & Co., LLP
                                                    Certified Public Accountants

New York, New York March 31, 2004, except for Note 9, as to which the date is April 13, 2004

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

December 31, 2003

                                     ASSETS

CURRENT ASSETS:
       Cash                                                   $         370,585
       Prepaid expenses                                                  21,257
                                                              ------------------
            TOTAL CURRENT ASSETS                                        391,842
                                                              ------------------

PROPERTY AND EQUIPMENT                                                   36,227
                                                              ------------------

OTHER ASSETS:
       Patent registration costs                                        202,198
       Purchased  technology rights                                      41,775
       Deposits                                                           2,779
                                                              ------------------
            TOTAL OTHER ASSETS                                          246,752
                                                              ------------------


                                                              $         674,821
                                                              ==================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
       Accounts payable and accrued expenses                  $         388,310
       Common stock to be issued                                         12,500
                                                              ------------------
            TOTAL CURRENT LIABILITIES                                   400,810
                                                              ------------------

SHAREHOLDERS'  DEFICIT:
       Common stock, 200,000,000 shares authorized at $.001
            par value,  106,214,833 issued and outstanding              106,214
       Additional paid-in capital                                    24,852,369
       Stock subscriptions receivable                                (1,119,848)
       Treasury stock                                                  (250,248)
       Deficit accumulated during development stage                 (23,314,476)
                                                              ------------------
            TOTAL SHAREHOLDERS' DEFICIT                                 274,011
                                                              ------------------

                                                              $         674,821
                                                              ==================










        See accompanying notes to the consolidated financial statements.

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             FROM INCEPTION (SEPTEMBER 5, 1994) TO DECEMBER 31, 2003
               AND FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                      From
                                    Inception
                               (September 5, 1994)              Year ended December 31,
                                       To                ------------------------------------
                                December 31, 2003             2003                2002
                               ---------------------     ----------------   -----------------
                                   (Unaudited)
REVENUES:                      $            300,000      $       250,000    $      -
                               ---------------------     ----------------   -----------------


EXPENSES:

Research and development                  4,739,549              838,208           1,097,248
Interest, net                                50,006                6,334              20,307
General and administrative               17,842,085            4,902,213           2,419,215
Depreciation and amortization             1,120,616               23,776             520,383
Forgiveness of debt                        (137,780)            -                  -
                               ---------------------     ----------------   -----------------
                                         23,614,476            5,770,531           4,057,153
                               ---------------------     ----------------   -----------------

NET LOSS                       $        (23,314,476)     $    (5,520,531)   $     (4,057,153)
                               =====================     ================   =================


Loss per share, basic
 and diluted                   $              (1.01)     $         (0.07)   $          (0.08)
                               =====================     ================   =================

Weighted average number of
 shares outstanding:

        Basic and diluted                23,122,020           79,767,085          50,788,659
                               =====================     ================   =================





         See accompanying notes to the consolidated financial statements

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STATE COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

             FROM INCEPTION (SEPTEMBER 5, 1994) TO DECEMBER 31, 2003


                                                              Shares
                                   Number       Par Value    Reserved     Additional
                                     of          Common         for         Paid in
                                   Shares         Stock      Conversion     Capital       Warrants
                                -------------   ----------   ----------   ------------   -----------
Inception at September 5, 1994             -    $       -    $       -              -    $        -

Shares issued for cash, net of
 offering costs                    6,085,386          609            -        635,481             -
Warrants issued for cash                   -            -            -              -         5,000
Shares issued as compensation
 for services                        714,500           71            -      1,428,929             -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------
December 31, 1996                  6,799,886          680            -      2,064,410         5,000

Issuance of stock, prior to
 acquisition                         206,350           21            -        371,134             -
Acquisition of subsidiary for
 stock                             1,503,000          150            -         46,545             -


Shares of parent redeemed, par
 value $.0001                     (8,509,236)        (851)           -            851             -
Shares of public subsidiary
 issued, par value $.001           7,689,690        7,690          820         (8,510)            -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------

December 31, 1997                  7,689,690        7,690          820      2,474,430         5,000

Conversion of parent's shares        696,022          696         (696)             -             -
Shares issued for cash, net of
 offering costs                      693,500          694            -        605,185             -
Shares issued in cancellation
 of debt                             525,000          525            -        524,475             -
Shares issued as compensation        400,000          400            -        349,600             -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------

December 31, 1998                 10,004,212       10,005          124      3,953,690         5,000

Conversion of parent's shares         13,000           13          (13)             -             -
Shares issued in cancellation
 of debt                              30,000           30            -         29,970             -
Shares issued for cash, net of
 offering costs                       45,000           45            -         41,367             -
Shares issued as compensation      3,569,250        3,569            -        462,113             -
Detachable warrants issued                 -            -            -              -       152,125
Detachable warrants exercised        100,000          100            -        148,900      (149,000)
Debentures converted to stock      1,682,447        1,682            -        640,438             -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------

December 31, 1999                 15,443,909       15,444          111      5,276,478         8,125

Conversion of parent's shares        128,954          129         (111)           (18)            -
Shares issued for cash, net of
offering costs                     1,575,192        1,575            -        858,460             -
Shares issued in cancellation
 of debt                             875,000          875            -        660,919             -
Shares issued in cancellation
 of accounts payable                 100,000          100            -         31,165             -
Shares issued as compensation      3,372,945        3,373            -      2,555,094             -
Warrants exercised                    38,807           39            -          3,086        (3,125)
Warrants expired                           -            -            -          5,000        (5,000)

Net loss                                   -            -            -              -             -
                                 ------------    ---------    ----------   ------------   -----------

December 31, 2000                 21,534,807       21,535            -      9,390,184             -

        See accompanying notes to the consolidated financial statements.



Shares issued for cash, net of
 offering cost                     6,497,088        6,497            -      1,257,758             -
Shares issued as compensation      9,162,197        9,162            -      1,558,599             -
Shares issued for previously
 purchased shares                    342,607          342            -        188,208             -
Shares issued in cancellation
 of accounts payable                 200,000          200            -         68,880             -
Amortization of deferred
 compensation                              -            -            -              -             -
Stock options issued for
 services                                  -            -            -        439,544             -
Net loss                                   -            -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------

December 31, 2001                 37,736,699        37,736            -     12,903,173             -

Shares issued for cash, net of
 offering costs                   18,657,500        18,658            -      2,077,641             -
Shares issued as compensation      3,840,525         3,841            -      1,044,185             -
Shares issued for previously
 purchased shares                     50,000            50            -          4,950             -
Shares issued in cancellation
 of accounts payable               4,265,184         4,265            -        539,291             -
Amortization of deferred
 compensation                              -             -            -                            -
Shares issued in cancellation
 of notes payable                          -             -            -              -             -
Stock options issued for
  services                                 -             -            -        225,000             -
Net loss                                   -             -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------

December 31, 2002                 64,549,908        64,550                  16,794,240


Shares issued for cash, net of
 offering costs                   17,493,664        17,493            -      2,392,296             -
Shares issued as compensation      4,062,833         4,063            -        549,779             -
Shares issued for previously
 purchased shares                  1,160,714         1,161            -        161,339             -
Shares issued in cancellation
 of accounts payable and
 accrued compensation              9,615,870         9,616            -      3,448,950             -
Shares issued in connection
 with equity financing             3,125,000         3,125                      (3,125)            -
Exercise of stock options          7,770,892         7,771            -      1,112,077             -
Shares reacquired in settlement
 of judgement                     (1,564,048)       (1,564)           -        251,812             -
Stock options issued for
 services                                  -             -            -        145,000             -
Net loss                                   -             -            -                            -
                                 ------------    ----------   ----------   ------------   -----------

December 31, 2003                106,214,833     $ 106,214    $       -    $24,852,369    $        -
                                 ============    ==========   ==========   ============   ===========


        See accompanying notes to the consolidated financial statements.




                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STATE COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

             FROM INCEPTION (SEPTEMBER 5, 1994) TO DECEMBER 31, 2003

                                                    Stock                                       Total
                                    Deferred     Subscriptions  Treasury    Accumulated     Shareholders'
                                   Compensation   Receivable     Shares       Deficit          Deficit
                                  -------------  ------------  -----------  -------------   ---------------
Inception at September 5, 1994    $         -    $         -   $        -   $          -    $            -

Shares issued for cash, net of
 offering costs                             -              -            -              -           636,090
Warrants issued for cash                    -              -            -              -             5,000
Shares issued as compensation
 for services                               -              -            -              -         1,429,000

Net loss                                    -              -            -     (2,152,843)       (2,152,843)
                                  ------------   ------------  -----------  -------------   ---------------
December 31, 1996                           -              -            -     (2,152,843)          (82,753)

Issuance of stock, prior to
 acquisition                                -              -            -              -           371,155
Acquisition of subsidiary
 for stock                                  -              -            -              -            46,695


Shares of parent redeemed,
 par value $.0001                           -              -            -              -                 -
Shares of public subsidiary
 issued, par value $.001                    -              -            -              -                 -

Net loss                                    -              -            -       (979,635)         (979,635)
                                  ------------   ------------  -----------  -------------   ---------------
December 31, 1997                           -              -            -     (3,132,478)         (644,538)

Conversion of parent's shares               -              -            -              -                 -
Shares issued for cash, net
 of offering costs                          -              -            -              -           605,879
Shares issued in cancellation
 of debt                                    -              -            -              -           525,000
Shares issued as compensation               -              -            -              -           350,000

Net loss                                    -              -            -     (1,009,945)       (1,009,945)
                                  ------------   ------------  -----------  -------------   ---------------
December 31, 1998                           -              -            -     (4,142,423)         (173,604)

Conversion of parent's shares               -              -            -              -                 -
Shares issued in cancellation
 of debt                                    -              -            -              -            30,000
Shares issued for cash, net of
 offering costs                             -              -            -              -            41,412
Shares issued as compensation               -              -            -              -           465,682
Detachable warrants issued                  -              -            -              -           152,125
Detachable warrants exercised               -              -            -              -                 -
Debentures converted to stock               -              -            -              -           642,120

Net loss                                    -              -            -     (1,671,255)       (1,671,255)
                                  ------------   ------------  -----------  -------------   ---------------
December 31, 1999                           -              -            -     (5,813,678)         (513,520)

Conversion of parent's shares               -              -            -              -                 -
Shares issued for cash, net of
 offering costs                             -              -            -              -           860,035
Shares issued in cancellation
 of debt                                    -              -            -              -           661,794
Shares issued in cancellation
 of accounts payable                        -              -            -              -            31,265
Shares issued as compensation        (759,560)             -            -              -         1,798,907
Warrants exercised                          -              -            -              -                 -
Warrants expired                            -              -            -              -                 -

Net loss                                    -              -            -     (3,843,308)       (3,843,308)
                                  ------------   ------------  -----------  -------------   ---------------
December 31, 2000                    (759,560)             -            -     (9,656,986)       (1,004,827)



        See accompanying notes to the consolidated financial statements.



Shares issued for cash, net
 of offering costs                          -              -            -              -         1,264,255
Shares issued as compensation        (230,512)             -            -              -         1,337,249
Shares issued for previously
 purchased shares                           -              -            -              -           188,550
Shares issued in cancellation
 of accounts payable                        -              -            -              -            69,080
Amortization of deferred
  compensation                        495,036              -            -              -           495,036
Stock options issued for
 services                                   -              -            -              -           439,544
Net loss                                    -              -            -     (4,079,806)       (4,079,806)
                                   -----------   ------------  -----------  -------------   ---------------
December 31, 2001                    (495,036)             -            -    (13,736,792)       (1,290,919)

Shares issued for cash, net
 of offering costs                          -              -            -              -         2,096,299
Shares issued as compensation               -              -            -              -         1,048,026
Shares issued for previously
 purchased shares                           -              -            -              -             5,000
Shares issued in cancellation
 of accounts payable                        -              -            -              -           543,556
Amortization of deferred
 compensation                         495,036              -            -              -           495,036
Shares issued in cancellation
 of notes payable                           -              -            -              -                 -
Stock options issued for
 services                                   -              -            -              -           225,000
Net loss                                    -              -            -     (4,057,153)       (4,057,153)
                                   -----------   ------------  -----------  -------------   ---------------
December 31, 2002                                                            (17,793,945)         (935,155)


Shares issued for cash, net of
 offering costs                             -              -            -              -         2,409,789
Shares issued as compensation               -              -            -              -           553,842
Shares issued for previously
 purchased shares                           -              -            -              -           162,500
Shares issued in cancellation
 of accounts payable and
 accrued compensation                       -              -            -              -         3,458,566
Shares issued in connection
 with equity financing                      -              -            -              -                 -
Exercise of stock options                   -     (1,119,848)           -              -                 -
Shares reacquired in settlement
 of judgement                               -              -     (250,248)             -                 -
Stock options issued for
 services                                   -              -            -              -           145,000
Net loss                                    -              -            -     (5,520,531)       (5,520,531)
                                   -----------   ------------  -----------  -------------   ---------------
December 31, 2003                  $        -    $(1,119,848)  $ (250,248)  $(23,314,476)   $      274,011
                                   ===========   ============  ===========  =============   ===============



        See accompanying notes to the consolidated financial statements.

                         SAMARITAN PHARMACEUTICALS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FROM INCEPTION (SEPTEMBER 5, 1994) AND FOR THE YEARS
                        ENDED DECEMBER 31, 2003 AND 2002


                                                             From                       For the Years
                                                           Inception                       Ended
                                                      (September 5, 1994)               December 31,
                                                             To              ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                 December 31, 2003           2003              2002
                                                    ----------------------   ---------------   ---------------

Net loss                                            $         (23,314,476)   $   (5,520,531)   $   (4,057,153)
Adjustments to reconcile net loss to net
 cash used in operating activities:
         Depreciation and amortization                            129,615            23,776            25,347
         Stock based compensation                               9,335,069         2,859,705         1,048,026
         Stock options issued for services                        809,544           145,000           225,000
         Amortization of deferred compensation                    990,072                 -           495,036
(Increase) decrease in assets:
         Accounts receivable and prepaids                         (34,497)          (18,256)           17,284
         Deposits                                                  12,941            12,941                 -
Increase (decrease) in liabilities:
         Deferred revenue                                               -          (250,000)                -
         Accounts payable and accrued expenses                  2,249,124           513,524           221,440
                                                    ----------------------   ---------------   ---------------


NET CASH USED IN OPERATING ACTIVITIES                          (9,822,608)       (2,233,841)       (2,025,020)
                                                    ----------------------   ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of technology                                           (108,969)                -                 -
Purchase of furniture and equipment                               (98,647)          (13,902)          (19,676)
Patent registration costs                                        (211,617)           (4,832)           (1,700)
                                                    ----------------------   ---------------   ---------------

NET CASH USED IN INVESTING ACTIVITIES                            (419,233)          (18,734)          (21,376)
                                                    ----------------------   ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants                                            157,125                 -                 -
Proceeds from debentures                                          642,120                 -                 -
Proceeds from stock issued for cash                             8,282,631         2,409,789         2,096,300
Common stock to be issued                                         206,050            12,500                 -
Short-term loan repayments                                       (288,422)         (156,955)         (131,467)
Short-term loan proceeds                                        1,612,922                 -           135,022
                                                    ----------------------   ---------------   ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      10,612,426         2,265,334         2,099,855
                                                    ----------------------   ---------------   ---------------

CHANGE IN CASH                                                    370,585            12,759            53,459
CASH AT BEGINNING OF PERIOD                                             -           357,826           304,367
                                                    ----------------------   ---------------   ---------------

CASH AT END OF PERIOD                               $             370,585    $      370,585    $      357,826
                                                    ======================   ===============   ===============

NON-CASH FINANCING & INVESTING ACTIVITIES:

Purchase of net, non-cash assets of  subsidiary
     for stock                                      $                 195    $            -    $            -
                                                    ======================   ===============   ===============
Short-term debt retired through issuance
    of stock                                        $           1,890,179    $            -    $      543,566
                                                    ======================   ===============   ===============
Issuance of common stock, previously subscribed     $                   -    $      162,500    $        5,000
                                                    ======================   ===============   ===============
Treasury stock acquired through settlement
    of judgement                                    $                   -    $      250,248    $            -
                                                    ======================   ===============   ===============
Stock subscriptions receivable                      $                   -    $    1,119,848    $            -
                                                    ======================   ===============   ===============
Stock issued in cancellation of accounts payable
    and accrued salaries                            $                   -    $    1,815,203    $            -
                                                    ======================   ===============   ===============



         See accompanying notes to the consolidated financial statements

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Samaritan Pharmaceuticals, Inc. the "Company" or "Samaritan") was formed in September 1994 and became public in October 1997. It was named Samaritan Pharmaceuticals in April 2001 to reflect a change in the charter and strategic focus of its business.

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

         B. Basis of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

         C. Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

         D. Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets.

         E.  Intangibles

1) Legal fees associated with filing patents are recorded at cost. Amortization, once the patent is approved, will be calculated using the straight-line method, over the estimated useful lives of the patents.

Because the patents were not approved at December 31, 2003, no amortization was recorded for 2003 and 2002. The Company has 1 issued U.S. patent and had 11 pending patent applications in the U.S. to protect its proprietary methods and processes. The Company also filed corresponding foreign patent applications for certain of these U.S. patent applications. As of December 31, 2003, its patent portfolio outside the U.S. comprised no issued patents and over 10 pending patent applications. The issued U.S. patent and pending patent application relate to Alzheimer's, Cancer, Cardiovascular, and HIV indications and is based on balancing and modulating the stress hormone cortisol, counteracting cortisol's neurodegenerative and immunosuppressive properties. Certain U.S. patents may be eligible for patent term extensions under the Hatch-Waxman Act may be available to Samaritan for the lost opportunity to market and sell the invention during the regulatory review process.

The Company reviews patent costs for impairment by comparing the carrying value of the patents with the fair value. Fair value is estimated using the present value of expected future cash flows. The Company believes it will recover the full amount of the patent costs based on forecasts of sales of the products related to the patents.

2) Purchased technology rights are recorded at cost and are being amortized using the straight line method over the estimated useful life of the technology. Amortization was approximately $10,896 and $10,896 for the years ended December 31, 2003 and 2002. Accumulated amortization at December 31, 2003 was $67,194.

             F. Earnings (loss) per share

The Company reports loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") no. 128, "Earnings Per Share." The per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock have not been included, as the effect would be antidilutive.

             G. Use of Estimates

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

             H. Income Taxes

Pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS 109") "Accounting for Income Taxes", the Company accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates, which will be in effect when these differences reverse.

             I. Research and Development Costs

Research and development costs are expensed when incurred.

             J. Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2003, the Company does not believe that any impairment has occurred.

             K.  Fair Value of Financial Instruments

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

             L. Stock Based Compensation

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

             M. New Accounting Pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Company is in the process of assessing the effect of SFAS 149 and does not expect the adoption of this statement, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on its financial position or results of operations.


In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments and Characteristics of both Liabilities and Equity". SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 became effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's financial position or results of operations.

Management does not believe that any recently issued but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.


2. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following as of December 31,
2003:
                                       Estimated Useful Life
                                            (Years)
                                       -----------------------
          Furniture and Fixtures              5-7            $ 92,648
          Software                            3                 6,000
          Accumulated depreciation                            (62,421)
                                                          -------------
                                                             $ 36,227
                                                          =============

Depreciation expense for the years ended December 31, 2003 and 2002 was $12,880 and $14,451 respectively.

3. SHAREHOLDERS' DEFICIT


On June 27, 2003, the Company amended its articles of incorporation to increase the authorized number of shares to 200 million and on April 24, 2001, a class of 5 million shares of preferred stock.

         A. Stock Option Plan

The Company has a stock option plan (Samaritan Pharmaceuticals 2001 Stock Option
Plan). There were 4,925,748 options granted and 7,898,011 options remaining pursuant to the plan as of December 31, 2003.

The following table summarizes the Company's stock options outstanding at December 31, 2003:

                                                 Weighted average
                                       Shares     exercise price
                                    -----------  -----------------

     Outstanding and exercisable
     at December 31, 2001            5,418,615   $            .55

     Granted                         5,317,841                .20

     Expired                        (1,742,248)             (1.05)
                                    -----------  -----------------

     Outstanding and exercisable
     at December 31, 2002            8,994,208                .25

     Granted                        14,758,942                .22

     Exercised                      (7,770,892)              (.14)

     Expired                           (20,000)              (.10)
                                    -----------  -----------------

     Outstanding and exercisable
     at December 31, 2003           15,962,258   $            .34
                                    ===========  =================



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

                                                      December 31,
                                                  2003           2002
                                             -------------   -------------
Net Loss:

            As reported                      $ (5,520,531)   $ (4,057,153)
            Pro Forma                        $ (7,796,531)   $ (4,924,153)
Basic and diluted loss per common share:
            As reported                      $      (0.07)   $      (0.08)
            Pro Forma                        $      (0.10)   $      (0.10)

The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options with the following assumptions used for grants during the year ended December 31, 2003 and 2002. The per-share weighted average fair value of stock options granted during 2003 and 2002 was $0.19 and $0.14, respectively, on the date of grant using the Black Scholes pricing model and the following assumptions for the year ended December 31, 2003 and 2002:

                                             2003       2002

            Expected dividend yield            0%         0%
            Risk-free interest rate          5.0%       5.0%
            Annualized volatility            122%       150%

At December 31, 2003 the range of exercise price for all of the Company's outstanding stock options was $.10-$1.00, with an average remaining life of five years and an average exercise price of $.34.

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

During the year ended December 31, 2003, the Company issued an aggregate of 937,833 shares of common stock in consideration of services rendered or to be rendered to the Company. Such shares were valued at an aggregate of $553,842 ranging from $.16-$.71 per share, representing the fair value of the shares issued. The issuances were recorded as non-cash compensation expense. During the year ended December 31, 2003 the Company exchanged 12,740,870 shares of the Company's common stock in settlement of accounts payable and accrued salaries for officers totaling $1,152,703. To the extent that the market value of shares issued as payment of accrued salaries exceeded the recorded amount of accrued salaries, such amount was recognized as additional compensation. The amount of additional compensation recorded at December 31, 2003 was $2,305,863.

The Company also issued 3,125,000 shares in connection with the common stock purchase agreement with Fusion Capital (Note 7). Such amount was recorded at par value with a corresponding change against Additional Paid-in Capital.

            D. Private Placement

During the year 2003, through various private placements, the Company sold 17,493,664 shares for $2,409,790. During the year ended 2002, through various private placements, the Company sold 18,657,500 shares for $2,096,299.

Subsequent to December 31, 2003, the Company received gross proceeds of $4,817,873 under its Continuous Secondary Offering with Fusion Capital and from Private Placements in exchange for $13,652,561 shares of the Company's common stock.

4. INCOME TAXES

The Company has net operating losses at December 31, 2003 of approximately $12,100,000 expiring through 2023. Utilization of these losses may be limited by the "change of ownership" rules as set forth in section 382 of the Internal Revenue Code.

Deferred income tax assets as of December 31, 2003 of $4,235,000 as a result of net operating losses, have been fully offset by valuation allowances. The valuation allowances have been established equal to the full amounts of the deferred tax assets, as the Company is not assured that it is more likely than not that these benefits will be realized.

A reconciliation of the statutory U.S. Federal rate (35%) and effective rates is as follows:

                                                  Years Ended December 31,
                                          --------------------------------------
                                                2003                   2002
                                          ---------------         --------------
     Expected income tax benefit at
       Federal statutory rate             $    1,932,000          $   1,420,000
     Permanent differences                    (1,052,000)              (619,000)
     Benefit not recognized                     (880,000)              (801,000)
                                          ---------------         --------------
                                          $       -0-             $      -0-
                                          ===============         ==============

5. COMMITMENTS AND CONTINGENCIES

A. The Company leases various facilities under operating lease agreements expiring through April 2005. Rental expense for the years ended December 31, 2003 and 2002 was $40,006 and $38,769, respectively. Future minimum annual lease payments under the facilities lease agreements for agreements lasting more than one year are as follows:

                                  2004  $33,040
                                  2005  $11,120

B. On March 8, 2001 the Company signed a seven year research collaboration and licensing agreement with Georgetown University ("Georgetown"), which terminates on June 30, 2013. As consideration for Georgetown's performance under this Agreement the Company shall pay Georgetown $1,000,000 per year in quarterly installments commencing with the quarter ended March 31, 2004. As of December 31, 2003 the Company has incurred costs of $1,640,322 which has been recorded as research and development expense in the Company's financial statements.

C. The Company has entered into employment agreements with two officers. These agreements started January 1, 2001 and are for five years with annual compensation for both at $780,000, with an annual increase not less than 5% per year. Each officer at their option can receive payment in Company common stock calculated at the lowest closing price of the stock quoted for the period for which the salary has been earned, divided by the current discount rate for restricted stock offered by the Company.

Each officer is entitled to a bonus payable in ten year warrants based on a calculation of the Company's market capitalization. In addition each officer is guaranteed annual incentive stock options of the greater of $250,000 or a percentage of the issued and outstanding shares on the anniversary date of the agreement. The percentage ranges from 1% to 4%. Such options vest 25% each quarter and are priced at the lowest closing price of the Company's common stock in the quarter preceding the grant. The options terminate after ten years.

6. LITIGATION

Samaritan, from time to time, is involved in various legal proceedings in the ordinary course of its business.

7. FUSION TRANSACTION

On April 22, 2003, Samaritan entered into a common stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase on each trading day during the term of the agreement, $20,000 of our common stock or an aggregate of $10.0 million. The $10.0 million of common stock is to be purchased over a 25-month period, subject to a 6-month extension or earlier termination at the Company's discretion. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. Fusion Capital does not have the right or the obligation to purchase shares of the Company's common stock in the event that the price of the Company's common stock is less than $0.10.

Samaritan has authorized the sale and issuance of 18,125,000 shares of the company's common stock to Fusion Capital under the common stock purchase agreement. Samaritan estimates that the maximum number of shares Samaritan will sell to Fusion Capital under the common stock purchase agreement will be 15,000,000 shares (exclusive of the 3,125,000 shares issued to Fusion Capital as the commitment fee) assuming Fusion Capital purchases all $10.0 million of common stock.

Fusion Capital may not purchase shares of the Company's common stock under the common stock purchase agreement if Fusion Capital, together with its affiliates, would beneficially own more than 9.9% of the Company's common stock outstanding at the time of the purchase by Fusion Capital. However, even though Fusion Capital may not receive additional shares of the Company's common stock in the event that the 9.9% limitation is ever reached, Fusion Capital is still obligated to pay to the Company $20,000 on each trading day, unless the common stock purchase agreement is suspended, an event of default occurs or the agreement is terminated. Absent these circumstances, Fusion Capital would have the right to acquire additional shares in the future should its ownership subsequently become less than the 9.9%. Fusion Capital has the right at any time to sell any shares purchased under the common stock purchase agreement that would allow it to avoid the 9.9% limitation. Therefore, Samaritan does not believe that Fusion Capital will ever reach the 9.9% limitation.

Fusion Capital may terminate the common stock purchase agreement without any liability or payment to the Company if:

        -  the registration statement is no longer effective,

        - the trading of the Company's common stock is suspended for three consecutive days or is de-listed from its principal market,

        - the Company's transfer agent fails to deliver stock that Fusion entitled to for five trading days,

        -  the Company's material breach of the common stock purchase agreement,

        -  the Company's default on the payment of $1.0 million or more, or

        -  upon the filing of a bankruptcy or insolvency proceeding.

8. RISKS AND UNCERTAINTIES

Marketability of the product is dependent, among other things, upon securing additional capital to successfully complete the clinical testing of the product, securing FDA approval, and procurement of viable patents.


9. SUBSEQUENT EVENT

Subsequent to December 31, 2003, the Company received gross proceeds of $4,817,873 under its Continuous Secondary Offering with Fusion Capital and from Private Placements in exchange for $13,652,561 shares of the Company's common stock. As of April 13, 2004, the Company had a cash and cash equivalents balance of $4,371,085.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

The Company had a change in registrant's certifying accountant filed as an 8-K, on September 27, 2002 and incorporated herein by reference.

Item 8A.  Control and Procedures.

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

                                    Part III
Item 9 to 12 Inclusive.

These items have been omitted in accordance with the general instructions to Form 10-KSB. Prior to April 29, 2004, we will file a definitive proxy statement that will involve the election of directors. The information required by these items will be included in said proxy statement and are incorporated by reference in this annual report.

Item 13.  Exhibits and Reports on Form 8-K.

(a) Reports on Form 8-K. None.

(b) Exhibits

Listed below are all exhibits filed as part of this report. Some exhibits are filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibits
No.                      Description
----------------------------------------------------------------------
2.1.....Agreement and Plan of Reorganization (1)
3.1.....Articles of Incorporation, as amended and restated (6)
3.2.....By-laws (3)
4.1.....Form of common stock certificate (1)

4.2.....2001 Stock Option Plan (4)
10.1....Assignment between Linda Johnson and the Company dated September 6,
        2000. (5)
10.2....Assignment between Linda Johnson and Spectrum Pharmaceuticals
        Corporation dated May 14, 1999. (5)
10.3....Agreement containing the assignment of U.S. Patent Application
        07/233,247 with improvements dated May 22, 1990. (5)
10.4....Common Stock Purchase Agreement between Company and Fusion Capital
        Fund II, LLC, dated April 22, 2003 (2)
10.5....Registration Rights Agreement between Company and Fusion Capital Fund
        II, LLC dated April 22, 2003. (2)
10.6 ...Agreement between Samaritan Pharmaceuticals, Inc. and Doug Bessert (5)
10.7....Agreement between Samaritan Pharmaceuticals, Inc. and Eugene Boyle (5)
10.8....Agreement between Samaritan Pharmaceuticals, Inc and Janet Greeson (5)
10.9....Research Collaboration and Licensing Agreement between Georgetown
        University and Samaritan Pharmaceuticals, Inc., dated June 8, 2001 (6)
10.9....Research Collaboration and Licensing Agreement between Georgetown
        University and Samaritan Pharmaceuticals, Inc., dated June 8, 2001 (6)
14.1....Code of Ethics (8)
16.1....Letter on change in certifying accountant (7)
21.1....List of Subsidiaries (1)
31.1....Certification of Chief Executive Officer
31.2....Certification of Chief Financial Officer
32.1....Certification re: Section 906
------------------------------------------
(1).....Filed as an exhibit to Samaritan Pharmaceutical's Form 10-SB, filed on
        July 21, 1999, and incorporated herein by reference. (2)......Filed as an exhibit to Samaritan Pharmaceutical's Report on Form 8-K filed on April 25, 2003, and incorporated herein by reference.
(3).....Filed as an exhibit to Samaritan Pharmaceutical's Annual Report on Form
        10K- SB, filed on April 3, 2001, and incorporated herein by reference.
(4).....Filed as an exhibit to Samaritan Pharmaceutical's Schedule 14A filed on
        April 3, 2001, and incorporated herein by reference (5)......Filed as an exhibit to Samaritan Pharmaceutical's Quarterly Report on Form 10-QSB filed on August 14, 2002, and incorporated herein by reference.
(6).....Filed as an exhibit to Samaritan Pharmaceutical's Registration
        Statement on Form SB-2 (SEC file number 333-105818) an incorporated herein by reference.
(7).....Filed as an exhibit to Form 8-K, on September 27, 2002 and incorporated herein by reference.
(8).....Filed as an exhibit to Form 10-KSB on April 15, 2003 and incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

Audit Fees - The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagement were $27,000 plus out of pocket cost for each year.

Audit-Related Fees. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and not reported under the caption "Audit Fee".

Tax Fees. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services. All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by the principal accountant was $0 and $0, respectively, for the fiscal years ended December 31,2003 and 2002. These fees related to the review of the Company's Registration Statement.

Audit Committee Policies and Procedures. The Audit Committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Samaritan by its independent auditors, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which should be nonetheless be approved by the Audit Committee prior to the completion of the audit. Each year the independent auditor's retention to audit our financial statements, including the associated fee, is approved by the committee before the filing of the previous year's annual report on Form 10-KSB. At the beginning of the fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

Since May 6, 2003, the effective date of the Securities and Exchange Commission rules stating that an auditor is not independent of an audit client if the services it provides to the cline are not appropriately approved, each new engagement of Sherb & Co., LLP, had been approved in advance by the Board of Directors, and none of those engagements made use of the de minimus exception to the pre-approval contained in Section 10A(i)(1)(B) for the Securities Exchange Act of 1934.

SIGNATURES
In accordance with Section 13 OR 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMARITAN PHARMACEUTICAL, INC

Dated: March 31, 2004     By: /s/ Janet Greeson, Ph.D.
                              ------------------------
                                  Janet Greeson, Ph.D.
                                  President, Chief Executive Officer,
                                  Chairman

Dated: March 31, 2004      By: /s/ Eugene Boyle
                               ----------------
                                   Eugene Boyle,
                                   Chief Financial Officer, Director

Dated: March 31, 2004     By: /s/ Doug Bessert
                              ----------------
                                  Doug Bessert
                                  Director

Dated: March 31, 2004     By: /s/ Vassilios Papadopoulos, Ph.D.
                              ---------------------------------
                                  Vassilios Papadopoulos, Ph.D.
                                  Chief Scientific Officer, Director

Dated: March31, 2004      By: /s/ H. Thomas Winn
                              ------------------
                                  H. Thomas Winn
                                  Director