Form 10QSB
period 2004-03-31
SAMARITAN PHARMACEUTICALS INC
filed 2004-05-17
CIK 1057377

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

         For the transition period from ______________to ______________

                        Commission file number 000-26775


                         Samaritan Pharmaceuticals, Inc.
                       ----------------------------------
             (Exact name of Registrant as Specified in Its Charter)

         Nevada                                      88-0431538
(State or Other Jurisdiction of            (IRS Employer Identification No.)
Incorporation or Organization)

         101 Convention Center Drive, Suite 310, Las Vegas, Nevada 89109
             (Address of Principal Executive Offices with Zip Code)

        Registrant's Telephone Number, Including Area Code: 702-735-7001
                                                            ------------
      ---------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes      X    No  ___
             -------





       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
       Yes      X    No __
             -------



The number of shares of common stock issued and outstanding as of May 14, 2004 was 127,616,987

Transitional Small Business Disclosure Format (Check one): Yes      No X
                                                              ----    ---

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

 Consolidated Balance Sheet as of March 31, 2004

 Consolidated Statements of Operations for the period from Inception (September 5, 1994) to March 31, 2004, and for the Three Months
 Ended March 31, 2004 and 2003

 Consolidated Statements of Stockholders' Equity (Deficit) for the period from Inception (September 5, 1994) to March 31, 2004

 Consolidated Statements of Cash Flows for the period from Inception (September 5, 1994) to March 31, 2004 and for the Three Months
 Ended March 31, 2004 and 2003

 Notes to Interim Financial Statements

Item 2.  Management's Discussion and Analysis of Plan of Operations

Item 3.  Controls and Procedures

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 6.  Exhibit  31.1
         Exhibit  31.2
         Exhibit  32.1

Signatures

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 March 31, 2004

                                     ASSETS

CURRENT ASSETS:
       Cash                                                   $       3,786,549
       Stock subscriptions receivable                                 2,029,543
       Prepaid expenses                                                  20,815
                                                              ------------------
            TOTAL CURRENT ASSETS                                      5,836,907
                                                              ------------------

PROPERTY AND EQUIPMENT                                                   38,335
                                                              ------------------

OTHER ASSETS:
       Patent registration costs                                        215,218
       Purchased  technology rights                                      39,051
       Deposits                                                           2,779
                                                              ------------------
            TOTAL OTHER ASSETS                                          257,048
                                                              ------------------

                                                              $       6,132,290
                                                              ==================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
       Accounts payable and accrued expenses                  $         357,757
                                                              ------------------
            TOTAL CURRENT LIABILITIES                                   357,757
                                                              ------------------

SHAREHOLDERS'  DEFICIT:
       Common stock, 200,000,000 shares authorized at $.001
            par value,  126,007,790 issued and outstanding              126,007
       Additional paid-in capital                                    31,482,622
       Stock subscriptions receivable                                (1,440,787)
       Treasury stock                                                  (250,248)
       Deficit accumulated during development stage                 (24,143,061)
                                                              ------------------
            TOTAL SHAREHOLDERS' DEFICIT                               5,774,533
                                                              ------------------

                                                              $       6,132,290
                                                              ==================










  See accompanying notes to the consolidated financial statements (unaudited).

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              FROM INCEPTION (SEPTEMBER 5, 1994) TO MARCH 31, 2004
             AND FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003



                                     From
                                  Inception
                              (September 5, 1994)
                                      To             Three months ended March 31
                                March 31, 2004            2004        2003
                               ------------------    ------------  -------------
REVENUES:                      $         300,000     $        -    $         -
                               ------------------    ------------  -------------

EXPENSES:

Research and development               4,844,702         105,153        187,695
Interest, net                             50,006            -             3,947
General and administrative            18,558,829         716,744        439,998
Depreciation and amortization          1,127,304           6,688          6,337
Forgiveness of debt                     (137,780)           -              -
                               ------------------    ------------  -------------
                                      24,443,061         828,585        637,977
                               ------------------    ------------  -------------
NET LOSS                       $     (24,143,061)    $  (828,585)  $   (637,977)
                               ==================    ============  =============

Loss per share, basic
 and diluted                   $           (0.95)    $     (0.01)  $      (0.01)
                               ==================    ============  =============

Weighted average number
 of shares outstanding:

Basic and diluted                     25,361,063     108,951,996     66,635,265
                               ==================    ============  =============









   See accompanying notes to the consolidated financial statements (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                  (UNAUDITED)
             FROM INCEPTION (SEPTEMBER 5, 1994) TO March 31, 2004


                                                              Shares
                                   Number       Par Value    Reserved     Additional
                                     of          Common         for         Paid in
                                   Shares         Stock      Conversion     Capital       Warrants
                                -------------   ----------   ----------   ------------   -----------
Inception at September 5, 1994             -    $       -    $       -              -    $        -

Shares issued for cash, net of
 offering costs                    6,085,386          609            -        635,481             -
Warrants issued for cash                   -            -            -              -         5,000
Shares issued as compensation
 for services                        714,500           71            -      1,428,929             -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------
December 31, 1996                  6,799,886          680            -      2,064,410         5,000

Issuance of stock, prior to
 acquisition                         206,350           21            -        371,134             -
Acquisition of subsidiary for
 stock                             1,503,000          150            -         46,545             -


Shares of parent redeemed, par
 value $.0001                     (8,509,236)        (851)           -            851             -
Shares of public subsidiary
 issued, par value $.001           7,689,690        7,690          820         (8,510)            -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------

December 31, 1997                  7,689,690        7,690          820      2,474,430         5,000

Conversion of parent's shares        696,022          696         (696)             -             -
Shares issued for cash, net of
 offering costs                      693,500          694            -        605,185             -
Shares issued in cancellation
 of debt                             525,000          525            -        524,475             -
Shares issued as compensation        400,000          400            -        349,600             -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------

December 31, 1998                 10,004,212       10,005          124      3,953,690         5,000

Conversion of parent's shares         13,000           13          (13)             -             -
Shares issued in cancellation
 of debt                              30,000           30            -         29,970             -
Shares issued for cash, net of
 offering costs                       45,000           45            -         41,367             -
Shares issued as compensation      3,569,250        3,569            -        462,113             -
Detachable warrants issued                 -            -            -              -       152,125
Detachable warrants exercised        100,000          100            -        148,900      (149,000)
Debentures converted to stock      1,682,447        1,682            -        640,438             -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------

December 31, 1999                 15,443,909       15,444          111      5,276,478         8,125

Conversion of parent's shares        128,954          129         (111)           (18)            -
Shares issued for cash, net of
offering costs                     1,575,192        1,575            -        858,460             -
Shares issued in cancellation
 of debt                             875,000          875            -        660,919             -
Shares issued in cancellation
 of accounts payable                 100,000          100            -         31,165             -
Shares issued as compensation      3,372,945        3,373            -      2,555,094             -
Warrants exercised                    38,807           39            -          3,086        (3,125)
Warrants expired                           -            -            -          5,000        (5,000)

Net loss                                   -            -            -              -             -
                                 ------------    ---------    ----------   ------------   -----------

December 31, 2000                 21,534,807       21,535            -      9,390,184             -

   See accompanying notes to the consolidated financial statements.(unaudited)



Shares issued for cash, net of
 offering cost                     6,497,088        6,497            -      1,257,758             -
Shares issued as compensation      9,162,197        9,162            -      1,558,599             -
Shares issued for previously
 purchased shares                    342,607          342            -        188,208             -
Shares issued in cancellation
 of accounts payable                 200,000          200            -         68,880             -
Amortization of deferred
 compensation                              -            -            -              -             -
Stock options issued for
 services                                  -            -            -        439,544             -
Net loss                                   -            -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------

December 31, 2001                 37,736,699        37,736            -     12,903,173             -

Shares issued for cash, net of
 offering costs                   18,657,500        18,658            -      2,077,641             -
Shares issued as compensation      3,840,525         3,841            -      1,044,185             -
Shares issued for previously
 purchased shares                     50,000            50            -          4,950             -
Shares issued in cancellation
 of accounts payable               4,265,184         4,265            -        539,291             -
Amortization of deferred
 compensation                              -             -            -                            -
Shares issued in cancellation
 of notes payable                          -             -            -              -             -
Stock options issued for
  services                                 -             -            -        225,000             -
Net loss                                   -             -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------

December 31, 2002                 64,549,908        64,550                  16,794,240


Shares issued for cash, net of
 offering costs                   17,493,664        17,493            -      2,392,296             -
Shares issued as compensation      4,062,833         4,063            -        549,779             -
Shares issued for previously
 purchased shares                  1,160,714         1,161            -        161,339             -
Shares issued in cancellation
 of accounts payable and
 accrued compensation              9,615,870         9,616            -      3,448,950             -
Shares issued in cancellation
of notes payable                           0             0            -              0             -
Shares issued in connection
 with equity financing             3,125,000         3,125                      (3,125)            -
Exercise of stock options          7,770,892         7,771            -      1,112,077             -
Shares reacquired in settlement
 of judgement                     (1,564,048)       (1,564)           -        251,812             -
Stock options issued for
 services                                  -             -            -        145,000             -
Net loss                                   -             -            -                            -
                                 ------------    ----------   ----------   ------------   -----------

December 31, 2003                106,214,833     $ 106,214    $       -    $24,852,369    $        -
                                 ============    ==========   ==========   ============   ===========

Shares issued for cash, net
 of offering costs                 9,183,236         9,183            -      3,204,950             -
Shares issued as compensation        597,341           597            -        351,878             -
Shares issued for previously
 purchased shares                     83,332            83            -         12,417             -
Shares issued in connection
 with equity financing             7,758,240         7,758            -      2,742,241             -
Exercise of stock options          2,170,808         2,171            -        318,768             -
Stock options issued for
 services                                                -            -                            -
Net Loss                                                 -            -                            -
                                 ------------    ----------   ----------   ------------   -----------
March 31, 2004                   126,007,790     $ 126,007    $       -    $31,482,622    $        -
                                 ============    ==========   ==========   ============   ===========

   See accompanying notes to the consolidated financial statements.(unaudited)




                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STATE COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

             FROM INCEPTION (SEPTEMBER 5, 1994) TO DECEMBER 31, 2003

                                                    Stock                                       Total
                                    Deferred     Subscriptions  Treasury    Accumulated     Shareholders'
                                   Compensation   Receivable     Shares       Deficit          Deficit
                                  -------------  ------------  -----------  -------------   ---------------
Inception at September 5, 1994    $         -    $         -   $        -   $          -    $            -

Shares issued for cash, net of
 offering costs                             -              -            -              -           636,090
Warrants issued for cash                    -              -            -              -             5,000
Shares issued as compensation
 for services                               -              -            -              -         1,429,000

Net loss                                    -              -            -     (2,152,843)       (2,152,843)
                                  ------------   ------------  -----------  -------------   ---------------
December 31, 1996                           -              -            -     (2,152,843)          (82,753)

Issuance of stock, prior to
 acquisition                                -              -            -              -           371,155
Acquisition of subsidiary
 for stock                                  -              -            -              -            46,695


Shares of parent redeemed,
 par value $.0001                           -              -            -              -                 -
Shares of public subsidiary
 issued, par value $.001                    -              -            -              -                 -

Net loss                                    -              -            -       (979,635)         (979,635)
                                  ------------   ------------  -----------  -------------   ---------------
December 31, 1997                           -              -            -     (3,132,478)         (644,538)

Conversion of parent's shares               -              -            -              -                 -
Shares issued for cash, net
 of offering costs                          -              -            -              -           605,879
Shares issued in cancellation
 of debt                                    -              -            -              -           525,000
Shares issued as compensation               -              -            -              -           350,000

Net loss                                    -              -            -     (1,009,945)       (1,009,945)
                                  ------------   ------------  -----------  -------------   ---------------
December 31, 1998                           -              -            -     (4,142,423)         (173,604)

Conversion of parent's shares               -              -            -              -                 -
Shares issued in cancellation
 of debt                                    -              -            -              -            30,000
Shares issued for cash, net of
 offering costs                             -              -            -              -            41,412
Shares issued as compensation               -              -            -              -           465,682
Detachable warrants issued                  -              -            -              -           152,125
Detachable warrants exercised               -              -            -              -                 -
Debentures converted to stock               -              -            -              -           642,120

Net loss                                    -              -            -     (1,671,255)       (1,671,255)
                                  ------------   ------------  -----------  -------------   ---------------
December 31, 1999                           -              -            -     (5,813,678)         (513,520)

Conversion of parent's shares               -              -            -              -                 -
Shares issued for cash, net of
 offering costs                             -              -            -              -           860,035
Shares issued in cancellation
 of debt                                    -              -            -              -           661,794
Shares issued in cancellation
 of accounts payable                        -              -            -              -            31,265
Shares issued as compensation        (759,560)             -            -              -         1,798,907
Warrants exercised                          -              -            -              -                 -
Warrants expired                            -              -            -              -                 -

Net loss                                    -              -            -     (3,843,308)       (3,843,308)
                                  ------------   ------------  -----------  -------------   ---------------
December 31, 2000                    (759,560)             -            -     (9,656,986)       (1,004,827)



   See accompanying notes to the consolidated financial statements.(unaudited)



Shares issued for cash, net
 of offering costs                          -              -            -              -         1,264,255
Shares issued as compensation        (230,512)             -            -              -         1,337,249
Shares issued for previously
 purchased shares                           -              -            -              -           188,550
Shares issued in cancellation
 of accounts payable                        -              -            -              -            69,080
Amortization of deferred
  compensation                        495,036              -            -              -           495,036
Stock options issued for
 services                                   -              -            -              -           439,544
Net loss                                    -              -            -     (4,079,806)       (4,079,806)
                                   -----------   ------------  -----------  -------------   ---------------
December 31, 2001                    (495,036)             -            -    (13,736,792)       (1,290,919)

Shares issued for cash, net
 of offering costs                          -              -            -              -         2,096,299
Shares issued as compensation               -              -            -              -         1,048,026
Shares issued for previously
 purchased shares                           -              -            -              -             5,000
Shares issued in cancellation
 of accounts payable                        -              -            -              -           543,556
Amortization of deferred
 compensation                         495,036              -            -              -           495,036
Shares issued in cancellation
 of notes payable                           -              -            -              -                 -
Stock options issued for
 services                                   -              -            -              -           225,000
Net loss                                    -              -            -     (4,057,153)       (4,057,153)
                                   -----------   ------------  -----------  -------------   ---------------
December 31, 2002                                                            (17,793,945)         (935,155)


Shares issued for cash, net of
 offering costs                             -              -            -              -         2,409,789
Shares issued as compensation               -              -            -              -           553,842
Shares issued for previously
 purchased shares                           -              -            -              -           162,500
Shares issued in cancellation
 of accounts payable and
 accrued compensation                       -              -            -              -         3,458,566
Shares issued in cancellation
 of notes payable                           -                                                            -
Shares issued in connection
 with equity financing                      -              -            -              -                 -
Exercise of stock options                   -     (1,119,848)           -              -                 -
Shares reacquired in settlement
 of judgement                               -              -     (250,248)             -                 -
Stock options issued for
 services                                   -              -            -              -           145,000
Net loss                                    -              -            -     (5,520,531)       (5,520,531)
                                   -----------   ------------  -----------  -------------   ---------------
December 31, 2003                  $        -    $(1,119,848)  $ (250,248)  $(23,314,476)   $      274,011
                                   ===========   ============  ===========  =============   ===============

Shares issued for cash, net
 of offering costs                          -              -            -              -         3,214,133
Shares issued as compensation               -              -            -              -           352,475
Shares issued for previously
 purchased shares                           -              -            -              -            12,500
Shares issued in connection
 with equity financing                      -              -            -              -         2,749,999
Exercise of stock options                   -       (320,939)           -              -                 -
Stock options issued for
 services                                   -              -            -              -                 -
Net Loss                                    -              -            -       (828,585)         (828,858)
                                   -----------   ------------  ----------   -------------   ---------------
March 31, 2004                              -    $(1,440,787)  $(250,248)   $(24,143,061)   $    5,774,533
                                   ===========   ============  ==========   =============   ===============



   See accompanying notes to the consolidated financial statements.(unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
           FROM INCEPTION (SEPTEMBER 5, 1994) AND FOR THE THREE MONTHS
                         ENDED MARCH 31, 2004 AND 2003


                                                             From                     For the Three Months
                                                          Inception                          Ended
                                                      (September 5, 1994)                  March 31
                                                             To                -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                  March 31, 2004             2004                 2003
                                                    ----------------------     -------------   ---------------

Net loss                                            $         (24,143,061)     $   (828,585)   $     (637,977)
Adjustments to reconcile net loss to net cash used
    in operating activities:
         Depreciation and amortization                            136,303             6,688             6,338
         Stock based compensation                               9,687,544           352,475                 -
         Stock options issued for services                        809,544                 -                 -
         Amortization of deferred compensation                    990,072                 -                 -
(Increase) decrease in assets:                                          -                 -
         Accounts receivable and prepaids                         (18,335)              442            (4,350)
         Deposits                                                  (2,779)                -                 -
Increase (decrease) in liabilities:                                     -                 -
         Deferred revenue                                               -                 -                 -
         Accounts payable and accrued expenses                  2,218,571           (30,553)           79,937
                                                    ----------------------     -------------   ---------------

NET CASH USED IN OPERATING ACTIVITIES                         (10,322,141)         (499,533)         (556,052)
                                                    ----------------------     -------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of technology                                           (108,969)                -                 -
Purchase of furniture and equipment                              (104,720)           (6,073)           (5,474)
Patent registration costs                                        (224,637)          (13,020)           (2,410)
                                                    ----------------------     -------------   ---------------
NET CASH USED IN INVESTING ACTIVITIES                            (438,326)          (19,093)           (7,884)
                                                    ----------------------     -------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants                                            157,125                 -                 -
Proceeds from debentures                                          642,120                 -                 -
Proceeds from stock issued for cash                            12,217,221         3,934,590           301,000
Common stock to be issued                                         206,050                 -           214,700
Short-term loan repayments                                       (288,422)                -           (21,065)
Short-term loan proceeds                                        1,612,922                 -                 -
                                                    ----------------------     -------------   ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      14,547,016         3,934,590           494,635
                                                    ----------------------     -------------   ---------------
CHANGE IN CASH                                                  3,786,549         3,415,964           (69,301)
CASH AT BEGINNING OF PERIOD                                             -           370,585           357,826
                                                    ----------------------     -------------   ---------------

CASH AT END OF PERIOD                               $           3,786,549      $  3,786,549    $      288,525
                                                    ======================     =============   ===============
NON-CASH FINANCING & INVESTING ACTIVITIES:

Purchase of net, non-cash assets of  subsidiary
     for stock                                      $                 195      $          -    $            -
                                                    ======================     =============   ===============
Issuance of common stock, subscriptions
    receivable- private placement                   $           2,029,543      $  2,029,543    $            -
                                                    ======================     =============   ===============
Issuance of common stock, previously subscribed     $                   -      $     12,500    $            -
                                                    ======================     =============   ===============
Treasury stock acquired through settlement
of judgement                                        $                   -      $          -    $            -
                                                    ======================     =============   ===============
Stock subscriptions receivable                      $           1,440,787      $    320,939    $            -
                                                    ======================     =============   ===============
Stock issued in cancellation of accounts payable
    and accrued salaries                            $                   -      $          -    $            -
                                                    ======================     =============   ===============




   See accompanying notes to the consolidated financial statements (unaudited)

                         Samaritan Pharmaceuticals, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2004

Note 1.  - Basis  of  Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2003, included in the Form10-KSB for the year then ended.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2004, and the results of operations and cash flows for the three month period ending March 31, 2004 have been included. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB/A as filed with the Securities and Exchange Commission for the year ended December 31, 2003.

Note 2 - Stock Subscriptions Receivable

The subscriptions receivable classified as a current asset at March 31, 2004 were collected on various dates between April 1, 2004 and April 26, 2004.

Item 2.  Management's Discussion and Analysis or Plan of Operation

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO OF THE COMPANY, CONTAINED ELSEWHERE IN THE FORM 10-QSB.

General
Samaritan Pharmaceuticals is a Biopharmaceutical Company that focuses on bridging University bright ideas through drug development, thereby, creating a path for promising new innovative drugs to become commercially viable products. Samaritan's HIV drug is the closest to commercialization, having completed Phase II human clinical trials, with significance in demonstrating antiviral properties and increasing the quality of life. Samaritan plans to advance its HIV drug to Phase III trials as soon as the FDA clears its proposed protocol. In addition, Samaritan is advancing a growing pipeline of future drugs for AIDS, Alzheimer's, and Cardiovascular disease through preclinical trials, in preparation, for future growth, under its collaboration with Georgetown University.

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

                            Samaritan Pharmaceuticals Product Pipeline

                             xxx = Completed         x = In Progress


Drug Candidates                     Patent     Pre -Clinical       IND     Phase I     Phase II   Phase III
-----------------------------------------------------------------------------------------------------------
HIV.Procaine HCl (SP-01)            xxx              xxx           xxx        xxx        xxx
HIV, Alzheimer's(AD),
Dementia.(SP-10)                     x                x
HIV, AD.(SP-02 to 25)                x                x
HIV, AD.(SP-26 to 50)                x                x
Alzheimer's.(SP-222)                 x                x
Alzheimer's.(SP-233)                 x                x
Alzheimer's.(SP234-250)              x                x
Nerve Gas Inhibitor.(SP-04)          x
Stem Cell Therapy.(SP-sc2)           x                x
Stem Cell Therapy.(SP-sc7)           x                x
Cancer.(SP-222c)                     x                x
Cancer.(SP-234c-250c)                x                x
Cancer Diagnostic
and Drug. (SP-5000)                  x                x


Pharmacologic AD Rat Model
Alzheimer's Rat Model.
(New Drug Test)                             In Vitro Testing           In Vivo Testing
---------------------------------------------------------------------------------------
                                                xxx                          xxx


Diagnostics                                       In Vitro       Human          Human
                                                  Testing      Test Small     Test Large
-----------------------------------------------------------------------------------------
Breast Cancer.(BC Tumor Agress-Analysis)             xxx           xxx            x
Alzheimer's.(AD Blood Test Diagnostic)               xxx           xxx            x
Alzheimer's Generation II                            xxx           xxx
Alzheimer's Generation III                           xxx



Current Research Agreement

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

Starting with the quarter beginning April 1, 2004, the research collaboration between Georgetown University and Samaritan budget has been increased to $1,000,000 per year to further develop Samaritan's pipeline. The $1,000,000 is paid quarterly, is unallocated, and covers the general research and development effort. In addition, we have incurred direct research and development expenses of approximately $350,000 for each of the last two fiscal years related primarily to clinical trials and the retention of consultants to assist in the FDA process.

Under the agreement, Samaritan receives worldwide exclusive rights, to any novel therapeutic agents or diagnostic technologies that may result from the research collaboration. Dr. Vassilios Papadopoulos and Dr. Janet Greeson lead their team of seven research professionals (including five Ph.D. level research scientists) who have expertise in the fields of endocrinology, pharmacology, cell biology, organic and steroid chemistry and computer modeling. We are not obligated to pay Georgetown any milestone payments. Georgetown is entitled to receive royalties based on our revenue from product sales and sublicenses, if any. Samaritan has, at its own expense, assumed responsibility for the process of seeking any regulatory approvals for and conducting clinical trials with respect to any licensed product or application of the licensed technology. Samaritan controls and has the financial responsibilities for the prosecution and maintenance in respect to any patent rights related to the licensed technology.

SIGNIFICANT ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 3 to the audited consolidated financial statements included in the Company's Annual Report on Form10-KSB for the year ended December 31, 2003. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.


Results of Operations

Three months ended March 31, 2004 as compared to the three months ended March 31, 2003

The Company continued to have no significant revenues. During the first quarter of 2004, we continued our research and development efforts in connection with our products for HIV/AIDS. We incurred research and development expenses of $105,153 for the quarter; down from $187,695 in the year-earlier period. General and administrative expenses for the first quarter of 2004 increased by $276,746 to $716,744 from $439,569 in the year-earlier period primarily due to the increased expenses related to patent prosecution and the increased use of consultants to the company.

Depreciation and amortization amounted to $6,668 and $6,337 for three months ended March 31, 2003 and 2002, respectively. Interest expense amounted to $0 and $3,947 for the three months ended March 31, 2004 and 2003, respectively. The decrease is due to the retirement of notes payable during 2003.

As a result of the factors noted above, net losses since inception on September 5, 1994 to March 31, 2004 was $24 million. We had net losses of $(828,585) and $(637,977) for three months ended March 31, 2004 and 2003, respectively and the loss per share save the same at $(0.01) per share in the year-earlier period.

Liquidity and Capital Resources

To date, none of our proprietary products has reached a commercial stage, and hence, we do not have, nor do we anticipate revenue in the near future. We have been unprofitable since our inception and have incurred significant losses. We will continue to have significant general and administrative expenses, including expenses related to clinical studies, our collaboration with Georgetown University, and patent prosecution. We have funded our operations through a series of private placements and through our agreement with Fusion Capital dated April 22, 2003, described below, which we believe will assist the Company in meetings its cash needs. Except for an agreement to sell shares to Fusion Capital, discussed below, no commitment exists for continued investments, or for any underwriting.

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

The extent we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient financing from Fusion Capital were to prove prohibitively expensive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the full $10.0 million under the common stock purchase agreement with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans. If we are unable to obtain additional financing we might be required to delay, scale back or eliminate certain of our research and product development programs or clinical trials, or be required to license third parties to commercialize products or technologies that we would otherwise undertake ourselves, or cease certain operations all together, any of which might have a material adverse effect upon us. If we raise additional funds by issuing equity securities, dilution to stockholders may result, and new investors could have rights superior to existing holders of shares. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, operating results, financial condition, and prospects.

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

Item 3.  Controls and Procedures

Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2.  Changes in Securities.

Securities, unregistered, were sold by the Company in the first quarter of 2004 under an exemption from registration. The title of these securities was the Common Stock of the Company. They were sold for cash unless otherwise noted in this section. They were sold in private transactions to persons believed to be of a class of private investors acting on their own comprised of "accredited investors" (as such term is defined in Regulation D of the U.S. Securities and Exchange Commission or "SEC") and a limited number of non-accredited investors. All investors, to the best knowledge of the Company, not affiliated with the Company, purchased the shares with apparent investment intent. The Company relied upon, among other possible exemptions, Section 4(2) of the Securities Act of 1933, as amended. It's reliance on said exemption was based upon the fact that no public solicitation was used by the Company in the offer or sale, and that the securities were legended shares, along with a notation at the respective transfer agent, restricting the shares from sale or transfer as is customary with reference to Rule 144 of the SEC.

Management notes that stock was issued as follows during the three months ended March 31, 2004.

No. of shares           Issued Pursuant                     To Price/valuation
-------------           ---------------                   ----------------------
3,384,591           Sale of restricted stock                   $1,184,590
5,798,645       Subscriptions due at March 31, 2004            $2,029,543

The total offering price, during the first quarter as to these shares, was $3,214,133 less expenses, estimated the total to be $7,000 for printing, legal, postage, and other expenses related to respective offering.

The SEC declared effective the Company's registration statement on Form SB2, Commission Registration No. 333-105818, on June 6, 2004 (as amended and supplemented from time to time, "Registration Statement"). Under the Registration Statement, certain selling shareholders may sell shares of Common Stock, acquired from the Company. The Company will not receive any proceeds from the sale of securities being offered by the selling shareholders under the Registration Statement. The Company registered the shares for sale to provide the selling shareholders with freely tradable securities, but the registration of the shares does not necessarily mean that any of the shares will be offered or sold by the selling shareholders. However, we may receive payments under agreements relating to the shares and may receive proceeds from the exercise of warrants. Such proceeds are intended for use as to working capital and other corporate purposes. The Registration Statement registered a total of 18,125,000 shares (inclusive of the 3,125,000 shares issued to Fusion Capital as a commitment fee) assuming Fusion Capital purchases all $10.0 million of common stock. The amount of shares sold by the selling shareholders during this quarter is believed to be for aggregate proceeds of $2,750,000. The Company received, under its agreements as noted above, proceeds of $2,750,000 and incurred, in connection with the registration, estimated expenses of $12,000 for legal, printing, and related offering expenses, with net proceeds to the Company of approximately $2,738,000 used primarily for working capital, legal fees and for payments to Georgetown University (again not from the sale of the securities under the Registration Statement, but from agreements with the selling shareholders).

Item 6. Exhibits and Reports on Form 8-K.

(b) Exhibits
         Exhibit 31.1
         Exhibit 31.2
         Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMARITAN PHARMACEUTICAL, INC

Dated: May 14, 2004                 By: /s/ Eugene Boyle
                                            ------------
                                            Eugene Boyle,
                                            CFO, COO, Director