Form 10QSB
period 2004-06-30
SAMARITAN PHARMACEUTICALS INC
filed 2004-08-16
CIK 1057377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2004

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the transition period from __________________TO __________________

                        Commission File Number 000-26775

                         SAMARITAN PHARMACEUTICALS, INC.
               (Exact name of registrant as specified in charter)

            NEVADA                                  88-0431538
            ------                                  ----------
 (State or other jurisdiction of             (I.R.S. Employer I.D. No.)
  incorporation or organization)

            101 Convention Center Drive, Suite 310
                      Las Vegas, Nevada                           89109
                      -----------------                           -----
           (Address of principal executive offices)               (Zip)

        Issuer's telephone number, including area code         (702)-735-7001
                                                               --------------


--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes[x] No[ ]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                     Yes[x] No[ ]


The number of shares of common stock issued and outstanding as of June 30, 2004 was 130,667,291.

           Transitional Small Business Disclosure Format (check one).

                                     Yes[ ] No[x]

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Consolidated Balance Sheet as of June 30, 2004.

          Consolidated Statements of Operations for the period from Inception (September 5, 1994) to June 30, 2004, and for the Three Months Ended June 30, 2004 and 2003
          Consolidated Statements of Stockholders' Equity (Deficit) for the period from Inception (September 5, 1994) to June 30, 2004

          Consolidated Statements of Cash Flows for the period from Inception (September 5, 1994) to June 30, 2004 and for the Three Months Ended June 30, 2004 and 2003

          Notes to Interim Financial Statements

Item 2.   Management's Discussion and Analysis of Plan of Operations

Item 3.   Controls and Procedures

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 6.   Exhibit 4.2
          Exhibit 10.6
          Exhibit 31.1
          Exhibit 31.2
          Exhibit 32.1

Signatures

                                     PART I
                              Financial Information


Item 1.  Financial Statements

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                  June 30, 2004

                                     ASSETS

CURRENT ASSETS:
      Cash                                                $           4,999,400
      Prepaid expenses                                                   19,479
                                                          ----------------------

           TOTAL CURRENT ASSETS                                       5,018,879
                                                          ----------------------

PROPERTY AND EQUIPMENT                                                   39,164
                                                          ----------------------


OTHER ASSETS:
      Patent registration costs                                         246,060
      Purchased  technology rights                                       36,327
      Certificates of Deposit, held-to-maturity                       2,005,914
      Deposits                                                            2,779
                                                          ----------------------
           TOTAL OTHER ASSETS                                         2,291,080
                                                          ----------------------


                                                          $           7,349,123
                                                          ======================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued expenses               $             345,618
      Common stock to be issued                                          64,500
                                                          ----------------------
           TOTAL CURRENT LIABILITIES                                    410,118
                                                          ----------------------

SHAREHOLDERS'  EQUITY:
      Common stock, 200,000,000 shares authorized at $.001
           par value,  130,667,291 issued and outstanding               130,667
      Additional paid-in capital                                     32,224,482
      Treasury stock                                                  (250,248)
      Deficit accumulated during development stage                 (25,165,896)
                                                          ----------------------
           TOTAL SHAREHOLDERS'  EQUITY                                6,939,005
                                                          ----------------------

                                                          $           7,349,123
                                                          ======================















  See accompanying notes to the consolidated financial statements (unaudited).

                         SAMARITAN PHARMACEUTICALS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
      FROM INCEPTION (SEPTEMBER 5, 1994), AND FOR THE FOR THE SIX MONTHS S
                  AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003



                                          From
                                        Inception                       For the Six                       For the Three
                                   (September 5, 1994)                  Months Ended                      Months Ended
                                           To                             June 30,                          June 30,
                                                           ----------------------------------   ------------------------------
                                      June 30, 2004             2004              2003              2004             2003
                                   --------------------    ---------------   ----------------   --------------   -------------
REVENUES:                          $           300,000     $            -    $             -    $           -  $            -
                                   --------------------    ---------------   ----------------   --------------   -------------
EXPENSES:
Research and development                     5,126,244            386,695            386,695          315,436         199,000
Interest                                        50,148                142              6,088                0           2,141
General and administrative                  19,293,207          1,451,122            889,951          700,646         449,953
Forgiveness of debt                           (137,780)                 -                  -                -               -
Depreciation and amortization                1,134,077             13,461             12,674            6,773           6,337
                                   --------------------    ---------------   ----------------   --------------   -------------
                                            25,465,896          1,851,420          1,295,408        1,022,855         657,431
                                   --------------------    ---------------   ----------------   --------------   -------------
NET INCOME (LOSS)                  $       (25,165,896)    $   (1,851,420)   $    (1,295,408)   $  (1,022,855) $     (657,431)
                                   ====================    ===============   ================   ==============   =============

Loss per share, basic and diluted: $             (0.90)    $        (0.02)   $         (0.02)   $       (0.01) $        (0.01)
                                   --------------------    ---------------   ----------------   --------------   -------------

Weighted average number of shares
outstanding:

           Basic and diluted                27,959,366        118,256,477         70,589,969      127,560,957      75,939,791
                                   ====================    ===============   ================   ==============   =============














              See accompanying notes to the consolidated financial statements.

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                   (UNAUDITED)
              FROM INCEPTION (SEPTEMBER 5, 1994) TO March 31, 2004


                                                              Shares
                                   Number       Par Value    Reserved     Additional
                                     of          Common         for         Paid in
                                   Shares         Stock      Conversion     Capital       Warrants
                                -------------   ----------   ----------   ------------   -----------
Inception at September 5, 1994             -    $       -    $       -              -    $        -

Shares issued for cash, net of
 offering costs                    6,085,386          609            -        635,481             -
Warrants issued for cash                   -            -            -              -         5,000
Shares issued as compensation
 for services                        714,500           71            -      1,428,929             -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------
December 31, 1996                  6,799,886          680            -      2,064,410         5,000

Issuance of stock, prior to
 acquisition                         206,350           21            -        371,134             -
Acquisition of subsidiary for
 stock                             1,503,000          150            -         46,545             -


Shares of parent redeemed, par
 value $.0001                     (8,509,236)        (851)           -            851             -
Shares of public subsidiary
 issued, par value $.001           7,689,690        7,690          820         (8,510)            -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------

December 31, 1997                  7,689,690        7,690          820      2,474,430         5,000

Conversion of parent's shares        696,022          696         (696)             -             -
Shares issued for cash, net of
 offering costs                      693,500          694            -        605,185             -
Shares issued in cancellation
 of debt                             525,000          525            -        524,475             -
Shares issued as compensation        400,000          400            -        349,600             -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------

December 31, 1998                 10,004,212       10,005          124      3,953,690         5,000

Conversion of parent's shares         13,000           13          (13)             -             -
Shares issued in cancellation
 of debt                              30,000           30            -         29,970             -
Shares issued for cash, net of
 offering costs                       45,000           45            -         41,367             -
Shares issued as compensation      3,569,250        3,569            -        462,113             -
Detachable warrants issued                 -            -            -              -       152,125
Detachable warrants exercised        100,000          100            -        148,900      (149,000)
Debentures converted to stock      1,682,447        1,682            -        640,438             -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------

December 31, 1999                 15,443,909       15,444          111      5,276,478         8,125

Conversion of parent's shares        128,954          129         (111)           (18)            -
Shares issued for cash, net of
offering costs                     1,575,192        1,575            -        858,460             -
Shares issued in cancellation
 of debt                             875,000          875            -        660,919             -
Shares issued in cancellation
 of accounts payable                 100,000          100            -         31,165             -
Shares issued as compensation      3,372,945        3,373            -      2,555,094             -
Warrants exercised                    38,807           39            -          3,086        (3,125)
Warrants expired                           -            -            -          5,000        (5,000)

Net loss                                   -            -            -              -             -
                                 ------------    ---------    ----------   ------------   -----------

December 31, 2000                 21,534,807       21,535            -      9,390,184             -

   See accompanying notes to the consolidated financial statements.(unaudited)


Shares issued for cash, net of
 offering cost                     6,497,088        6,497            -      1,257,758             -
Shares issued as compensation      9,162,197        9,162            -      1,558,599             -
Shares issued for previously
 purchased shares                    342,607          342            -        188,208             -
Shares issued in cancellation
 of accounts payable                 200,000          200            -         68,880             -
Amortization of deferred
 compensation                              -            -            -              -             -
Stock options issued for
 services                                  -            -            -        439,544             -
Net loss                                   -            -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------

December 31, 2001                 37,736,699        37,736            -     12,903,173             -

Shares issued for cash, net of
 offering costs                   18,657,500        18,658            -      2,077,641             -
Shares issued as compensation      3,840,525         3,841            -      1,044,185             -
Shares issued for previously
 purchased shares                     50,000            50            -          4,950             -
Shares issued in cancellation
 of accounts payable               4,265,184         4,265            -        539,291             -
Amortization of deferred
 compensation                              -             -            -                            -
Shares issued in cancellation
 of notes payable                          -             -            -              -             -
Stock options issued for
  services                                 -             -            -        225,000             -
Net loss                                   -             -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------

December 31, 2002                 64,549,908        64,550                  16,794,240


Shares issued for cash, net of
 offering costs                   17,493,664        17,493            -      2,392,296             -
Shares issued as compensation      4,062,833         4,063            -        549,779             -
Shares issued for previously
 purchased shares                  1,160,714         1,161            -        161,339             -
Shares issued in cancellation
 of accounts payable and
 accrued compensation              9,615,870         9,616            -      3,448,950             -
Shares issued in cancellation
of notes payable                           0             0            -              0             -
Shares issued in connection
 with equity financing             3,125,000         3,125                      (3,125)            -
Exercise of stock options          7,770,892         7,771            -      1,112,077             -
Shares reacquired in settlement
 of judgement                     (1,564,048)       (1,564)           -        251,812             -
Stock options issued for
 services                                  -             -            -        145,000             -
Net loss                                   -             -            -                            -
                                 ------------    ----------   ----------   ------------   -----------

December 31, 2003                106,214,833     $ 106,214    $       -    $24,852,369    $        -
                                 ============    ==========   ==========   ============   ===========

Shares issued for cash, net
 of offering costs                11,297,733        11,298            -      4,210,140             -
Shares issued as compensation        597,341           597            -        664,378             -
Shares issued for previously
 purchased shares                     83,332            83            -         12,417             -
Shares issued in connection
 with equity financing             8,758,240         8,758            -      3,091,243             -
Exercise of warrants                 635,000           635            -        516,865             -
Excersise of stock options        16,950,468        16,951            -      4,841,869             -
Stock retired in settlement of
 subscriptions receivable        (13,869,656)      (13,870)           -     (5,964,798)            -
Net Loss                                                 -            -                            -
                                 ------------    ----------   ----------   ------------   -----------
June 30, 2004                    130,667,291     $ 130,667    $       -    $32,224,482    $        -
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

   See accompanying notes to the consolidated financial statements.(unaudited)


                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STATE COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

             FROM INCEPTION (SEPTEMBER 5, 1994) TO DECEMBER 31, 2003

                                                    Stock                                       Total
                                    Deferred     Subscriptions  Treasury    Accumulated     Shareholders'
                                   Compensation   Receivable     Shares       Deficit          Deficit
                                  -------------  ------------  -----------  -------------   ---------------
Inception at September 5, 1994    $         -    $         -   $        -   $          -    $            -

Shares issued for cash, net of
 offering costs                             -              -            -              -           636,090
Warrants issued for cash                    -              -            -              -             5,000
Shares issued as compensation
 for services                               -              -            -              -         1,429,000

Net loss                                    -              -            -     (2,152,843)       (2,152,843)
                                  ------------   ------------  -----------  -------------   ---------------
December 31, 1996                           -              -            -     (2,152,843)          (82,753)

Issuance of stock, prior to
 acquisition                                -              -            -              -           371,155
Acquisition of subsidiary
 for stock                                  -              -            -              -            46,695


Shares of parent redeemed,
 par value $.0001                           -              -            -              -                 -
Shares of public subsidiary
 issued, par value $.001                    -              -            -              -                 -

Net loss                                    -              -            -       (979,635)         (979,635)
                                  ------------   ------------  -----------  -------------   ---------------
December 31, 1997                           -              -            -     (3,132,478)         (644,538)

Conversion of parent's shares               -              -            -              -                 -
Shares issued for cash, net
 of offering costs                          -              -            -              -           605,879
Shares issued in cancellation
 of debt                                    -              -            -              -           525,000
Shares issued as compensation               -              -            -              -           350,000

Net loss                                    -              -            -     (1,009,945)       (1,009,945)
                                  ------------   ------------  -----------  -------------   ---------------
December 31, 1998                           -              -            -     (4,142,423)         (173,604)

Conversion of parent's shares               -              -            -              -                 -
Shares issued in cancellation
 of debt                                    -              -            -              -            30,000
Shares issued for cash, net of
 offering costs                             -              -            -              -            41,412
Shares issued as compensation               -              -            -              -           465,682
Detachable warrants issued                  -              -            -              -           152,125
Detachable warrants exercised               -              -            -              -                 -
Debentures converted to stock               -              -            -              -           642,120

Net loss                                    -              -            -     (1,671,255)       (1,671,255)
                                  ------------   ------------  -----------  -------------   ---------------
December 31, 1999                           -              -            -     (5,813,678)         (513,520)

Conversion of parent's shares               -              -            -              -                 -
Shares issued for cash, net of
 offering costs                             -              -            -              -           860,035
Shares issued in cancellation
 of debt                                    -              -            -              -           661,794
Shares issued in cancellation
 of accounts payable                        -              -            -              -            31,265
Shares issued as compensation        (759,560)             -            -              -         1,798,907
Warrants exercised                          -              -            -              -                 -
Warrants expired                            -              -            -              -                 -

Net loss                                    -              -            -     (3,843,308)       (3,843,308)
                                  ------------   ------------  -----------  -------------   ---------------
December 31, 2000                    (759,560)             -            -     (9,656,986)       (1,004,827)



   See accompanying notes to the consolidated financial statements.(unaudited)


Shares issued for cash, net
 of offering costs                          -              -            -              -         1,264,255
Shares issued as compensation        (230,512)             -            -              -         1,337,249
Shares issued for previously
 purchased shares                           -              -            -              -           188,550
Shares issued in cancellation
 of accounts payable                        -              -            -              -            69,080
Amortization of deferred
  compensation                        495,036              -            -              -           495,036
Stock options issued for
 services                                   -              -            -              -           439,544
Net loss                                    -              -            -     (4,079,806)       (4,079,806)
                                   -----------   ------------  -----------  -------------   ---------------
December 31, 2001                    (495,036)             -            -    (13,736,792)       (1,290,919)

Shares issued for cash, net
 of offering costs                          -              -            -              -         2,096,299
Shares issued as compensation               -              -            -              -         1,048,026
Shares issued for previously
 purchased shares                           -              -            -              -             5,000
Shares issued in cancellation
 of accounts payable                        -              -            -              -           543,556
Amortization of deferred
 compensation                         495,036              -            -              -           495,036
Shares issued in cancellation
 of notes payable                           -              -            -              -                 -
Stock options issued for
 services                                   -              -            -              -           225,000
Net loss                                    -              -            -     (4,057,153)       (4,057,153)
                                   -----------   ------------  -----------  -------------   ---------------
December 31, 2002                                                            (17,793,945)         (935,155)


Shares issued for cash, net of
 offering costs                             -              -            -              -         2,409,789
Shares issued as compensation               -              -            -              -           553,842
Shares issued for previously
 purchased shares                           -              -            -              -           162,500
Shares issued in cancellation
 of accounts payable and
 accrued compensation                       -              -            -              -         3,458,566
Shares issued in cancellation
 of notes payable                           -                                                            -
Shares issued in connection
 with equity financing                      -              -            -              -                 -
Exercise of stock options                   -     (1,119,848)           -              -                 -
Shares reacquired in settlement
 of judgement                               -              -     (250,248)             -                 -
Stock options issued for
 services                                   -              -            -              -           145,000
Net loss                                    -              -            -     (5,520,531)       (5,520,531)
                                   -----------   ------------  -----------  -------------   ---------------
December 31, 2003                  $        -    $(1,119,848)  $ (250,248)  $(23,314,476)   $      274,011
                                   ===========   ============  ===========  =============   ===============

Shares issued for cash, net
 of offering costs                          -              -            -              -         4,221,438
Shares issued as compensation               -              -            -              -           664,975
Shares issued for previously
 purchased shares                           -              -            -              -            12,500
Shares issued in connection
 with equity financing                      -              -            -              -         3,100,001
Exercise of warrants
Excersise of stock options                  -     (4,858,820)           -              -           517,500
Stock retired in settlement of
 subscriptions receivable                   -      5,978,668            -              -                 -
Net Loss                                    -              -            -     (1,851,420)       (1,851,420)
                                   -----------   ------------  -----------  -------------   ---------------
June 30, 2004                               -    $         0   $ (250,248)  $(25,165,896)   $    6,939,005
                                   ===========   ============  ===========  =============   ===============



   See accompanying notes to the consolidated financial statements.(unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
            FROM INCEPTION (SEPTEMBER 5, 1994) AND FOR THE SIX MONTHS
                          ENDED JUNE 30, 2004 AND 2003


                                                               From                      For the Six Months
                                                              Inception                         Ended
                                                        (September 5, 1994)                   June 30,
                                                                To              -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                      June 30, 2004             2004               2003
                                                       ----------------------   ----------------   ----------------
Net loss                                               $         (25,165,896)   $    (1,851,420)   $    (1,295,408)
Adjustments to reconcile net loss to net cash used in
    operating activities:
          Depreciation and amortization                              143,076             13,461             75,174
          Stock based compensation                                 9,496,775            161,706             11,940
          Stock options issued for services                        1,312,813            503,269                  -
          Amortization of deferred compensation                      990,072                  -                  -
(Increase) decrease in assets:                                             -                  -
          Accounts receivable and prepaids                           (16,999)             1,778             (5,040)
          Accrued interest                                            (5,914)            (5,914)
          Deposits                                                    (2,779)                 -                  -
Increase (decrease) in liabilities:
          Accounts payable and accrued expenses                    2,206,433            (42,691)            65,682
                                                       ----------------------   ----------------   ----------------
NET CASH USED IN OPERATING ACTIVITIES                            (11,042,419)        (1,219,811)        (1,147,652)
                                                       ----------------------   ----------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of technology                                              (108,969)                 -                  -
Purchase of furniture and equipment                                 (109,598)           (10,951)            (5,474)
Purchase of certificates of deposit                               (2,000,000)        (2,000,000)                 -
Patent registration costs                                           (255,479)           (43,862)            (2,973)
                                                       ----------------------   ----------------   ----------------
NET CASH USED IN INVESTING ACTIVITIES                             (2,474,046)        (2,054,813)            (8,447)
                                                       ----------------------   ----------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants                                               674,625            517,500                  -
Proceeds from debentures                                             642,120                  -                  -
Proceeds from stock issued for cash
and short-term loan proceeds                                      17,216,992          7,321,439           1,118,240
Common stock to be issued                                            270,550             64,500            116,000
Short-term loan repayments                                          (288,422)                 -           (140,063)
                                                       ----------------------   ----------------   ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         18,515,865          7,903,439          1,094,177
                                                       ----------------------   ----------------   ----------------
CHANGE IN CASH                                                     4,999,400          4,628,815            (61,922)
CASH AT BEGINNING OF PERIOD                                                -            370,585            357,826
                                                       ----------------------   ----------------   ----------------
CASH AT END OF PERIOD                                  $            4,999,400   $     4,999,400    $       295,904
                                                       ======================   ================   ================
NON-CASH FINANCING & INVESTING ACTIVITIES:

Purchase of net, non-cash assets of  subsidiary
     for stock                                         $                 195    $             -    $             -
                                                       ======================   ================   ================
Issuance of common stock, subscriptions
    receivable- private placement                      $                   -    $             -    $             -
                                                       ======================   ================   ================
Issuance of common stock, previously subscribed        $                   -    $        12,500    $             -
                                                       ======================   ================   ================
Treasury stock acquired through settlement
of judgement                                           $                   -    $             -    $             -
                                                       ======================   ================   ================
Stock subscriptions receivable                         $                   -    $    (1,440,787)   $             -
                                                       ======================   ================   ================
Stock issued in cancellation of accounts payable
    and accrued salaries                               $                   -    $             -    $             -
                                                       ======================   ================   ================



   See accompanying notes to the consolidated financial statements (unaudited)

                         Samaritan Pharmaceuticals, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2004


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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2004, and the results of operations and cash flows for the three month period ending June 30, 2004 have been included. The results of operations for the three month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB/A as filed with the Securities and Exchange Commission for the year ended December 31, 2003.

Note 2 - Stock Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for the Company's stock at the date of the grant over the amount of an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. During the three months ended June 30, 2004 the Company recorded $312,500 of compensation expense using the intrinsic value method for shares to employees. The Company also recorded $190,769 of compensation expense for options issued to non-employees using the fair value method.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options issued to employees under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have been reported as follows:

                                               Three months          Six months
                                                  ended                 ended
                                               June 30,2004        June 30,2004
                                               -------------       -------------
Net Loss:
            As reported                        $   (710,355)       $ (1,538,920)
            Pro Forma                          $ (1,810,355)       $ (2,638,920)
Basic and diluted loss per common share:
            As reported                        $      (0.01)       $      (0.01)
            Pro Forma                          $      (0.01)       $      (0.02)


Note 3 - Stockholders' Equity

The officers of the company repaid the amounts due for stock options exercised with shares previously owned by them. Such shares were then retired.

Note 4 - Employment agreement

In June 2004, the Company entered into an employment agreement with an individual for a four year period, with an annual salary of $300,000 plus a bonus upon terms of agreement.

Item 2.  Management's Discussion and Analysis or Plan of Operation

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO OF THE COMPANY, CONTAINED ELSEWHERE IN THE FORM 10-KSB.

General

         Samaritan Pharmaceuticals is working to ensure a longer and better life, for patients suffering with AIDS, Alzheimer's, Cancer and Cardiovascular disease. Samaritan is a pipeline-driven Biopharmaceutical with a clear focus on advancing early stage innovative drugs through clinical development, to become commercially valuable compounds. Samaritan has shaped its current pipeline of drugs by in-licensing innovative discoveries through its Samaritan Labs/Georgetown University collaboration; and its strategic focus is to use this model, with other top tier Universities, to create a substantial pipeline and gain its own commercial presence.

         Concurrently, Samaritan is advancing four drug programs with Georgetown University, SP-01A (HIV) Clinical trials, SP-10 (HIV) preIND status, SP-233 (Alzheimer's) preIND status and SP-1000 (Cardiovascular) animal studies; along with an STTR NIH grant to develop a simple blood test to diagnose Alzheimer's.

         Samaritan's proprietary HIV drug SP-01A is the closest to commercialization. SP-01A is an easy to take, oral, "Entry Inhibitor" drug that works by blocking the HIV virus' ability to infect a cell. Preclinical In Vitro studies suggest that SP-01A might be a promising drug for drug resistance; as well, as having a new sought-after "mechanism of action". The action appears to take place in the earliest stage of the HIV lifecycle, blocking the virus rather than attacking the virus, suggesting that SP-01A may also block the development of drug resistance, an ever increasing problem with almost every drug presently on the market. Resistance is the ability of HIV to reproduce itself despite the presence of HIV drugs.

        Although Anti-HIV data from Phase I and Phase II human studies are never considered conclusive, it often serves as "proof of concept" or proof that the compound is active against HIV in the body. SP-01A, with its FDA Phase I/II trial for HIV-1 positive patients on stable antiretroviral therapy, generated encouraging data, suggesting SP-01A as a promising drug for patients on antiretroviral therapy experiencing drug resistance to available drugs. SP-01A was safe and well tolerated; and moreover saw clinically significant decreases in viral load; and enhancement of quality of life measures with values rapidly retuning to baseline after discontinuing SP-01A.

        To date, Samaritan has in-licensed twelve breakthrough technologies from Georgetown University, building a unique pipeline of novel drugs, to clinically develop, and commercialize, for its future growth. In addition, Samaritan currently has filed sixteen patent applications to protect its growing pipeline of innovation.

                   Samaritan Pharmaceuticals Product Pipeline

                                             xxx = Completed                           x = In Progress

Drug Candidates                         Patent       Pre -Clinical       IND        Phase I       Phase II      Phase III
--------------------------              ------       -------------       ---        -------       --------      ---------
SP-01A                                    xxx             xxx            xxx          xxx            xxx
SP-03                                      x               x
SP-10                                     xxx              x
SP-04                                     xxx              x
SP-08                                      x               x
SP-233                                    xxx              x
SP-sc4, Stem Cell Therapy                 xxx              x
SP-sc7, Stem Cell Therapy                 xxx              x
SP-C007                                   xxx              x
SP-1000                                   xxx              x

AD Rat Model Tool:
To Test AD Drugs                                                In Vitro Testing      In Vivo Testing

                                                                      xxx                   xxx


                                                                    In Vitro               Human                Human
Diagnostics                                                         Testing              Test Small           Test Large

Breast Cancer (BC Tumor Agress-Analysis)                              xxx                   xxx                   x
Alzheimer's (AD Blood Test Diagnostic)                                xxx                   xxx                   x


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

         Starting with the quarter beginning April 1, 2004, the research collaboration between Georgetown University and Samaritan budget has been increased to a total of $1,000,000 per year to further develop Samaritan's pipeline. The $1,000,000 is paid by Samaritan over four quarterly payments of $250,000, is unallocated, and covers the general research and development effort.

         Under the agreement, Samaritan receives worldwide exclusive rights, to any novel therapeutic agents or diagnostic technologies that may result from the research collaboration. Dr. Vassilios Papadopoulos and Dr. Janet Greeson lead their team of eight research professionals (including five Ph.D. level research scientists) who have expertise in the fields of endocrinology, pharmacology, cell biology, organic and steroid chemistry and computer modeling. We are not obligated to pay Georgetown any milestone payments. Georgetown is entitled to receive royalties based on our revenue from product sales and sublicenses, if any. Samaritan has, at its own expense, assumed responsibility for the process of seeking any regulatory approvals for and conducting clinical trials with respect to any licensed product or application of the licensed technology. Samaritan controls and has the financial responsibilities for the prosecution and maintenance in respect to any patent rights related to the licensed technology.

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


Results of Operations


Three months ended June 30, 2004 as compared to the three months ended June 30, 2003

         The Company continued to have no significant revenues. During the second quarter of 2004, we continued our research and development efforts in connection with our drug programs for HIV/AIDS. We incurred research and development expenses of $315,436 for the quarter; up from $199,000 in the year-earlier period primarily due to increase in financial commitment with Georgetown University. General and administrative expenses decreased to $388,146 for the second quarter of 2004 from $499,953 in the same period in 2003.

         Depreciation and amortization amounted to $6,773 and $6,337 for three months ended June 30, 2004 and 2003, respectively. Interest expense amounted to $0 and $2,141 for the three months ended June 30, 2004 and 2003, respectively. The decrease is due to the retirement of notes payable during 2003.

         As a result of the factors noted above, the net loss since inception on September 5, 1994 to June 30, 2004 was $24.8 million. We had a net loss of $710,355 and $647,431 for three months ended June 30, 2004 and 2003, respectively and the loss per share stayed the same at $(0.01) per share in the year-earlier period.


Six months ended June 30, 2004 as compared to the Six months ended June 30, 2003

         The Company continued to have no significant revenues. During the first six months of 2004, we continued our research and development efforts in connection with our drug programs for HIV/AIDS. We incurred research and development expenses of $386,695 for the six months ended June 30, 2004, the same as in the year-earlier period. General and administrative expenses for the six months ended June 30, 2004 increased to $1,138,622 from $889,951 in the year-earlier period.

         Depreciation and amortization amounted to $13,461 and $12,674 for six months ended June 30, 2004 and 2003, respectively. Interest expense amounted to $142 and $6,288 for the six months ended June 30, 2004 and 2003, respectively. The decrease is due to the retirement of notes payable during 2003.

         We had a net loss of $1,538,920 for six months ended June 30, 2004 and a net loss of $1,295,408 for the year earlier period. The loss per share was $(0.01) for the 2004 period and $(0.02) for the 2003 period.


Liquidity and Capital Resources

         Cash used in operating activities during the six months period ended June 30, 2004 was $1,219,811, compared to $1,147,652 for the same period a year earlier. The increase related to the Company's increased net loss, offset by $161,706 in stock based compensation and $503,269 in stock options issued for services.

         Cash used in investing activities was $2,054,813 for the six months period ended June 30, 2004, compared to $8,447 in for the same period in 2003. The increase was almost entirely due to the purchases of $2,000,000 of certificates of deposit.

         Cash provided by financing activities was $7,903,489 for the six months period ended June 30, 2004, compared to $1,094,177 in the same period for 2003. The cash provided in the 2004 period was almost entirely from $517,500 in proceeds from the purchase of warrants, $7,321,439 in proceeds from stock issued for cash.

         Current assets as of June 30, 2004 were $5,018,879 as compared to current liabilities of $410,118.

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

         Even with our financing arrangement with Fusion Capital, we may require substantial additional funds to sustain our operations and grow our business. The amount of which will depend, among other things, on the rate of progress and the cost of our research and product development programs and clinical trial activities, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, and the cost of developing manufacturing and marketing capabilities, if we decide to undertake those activities. The clinical development of a therapeutic product is a very expensive and lengthy process and may be expected to utilize $5 to $20 million over a three to six year development cycle. Although we believe we could license the manufacturing and marketing rights to our products in return for up-front licensing and other fees and royalties on any sales, there can be no assurance that we will be able to do so in the event we seek to do so. We need to obtain additional funds to develop our therapeutics products and our future access to capital is uncertain. The allocation of limited resources is an ongoing issue for us as we move from research activities into the more costly clinical investigations required to bring therapeutic products to market.

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

         The SEC declared effective the Company's registration statement on Form SB-2, Commission Registration No. 333-105818, on October 9, 2003 (as amended and supplemented from time to time, "Registration Statement"). Under the Registration Statement, certain selling shareholders may sell shares of Common Stock, acquired from the Company. The Company will not receive any proceeds from the sale of securities being offered by the selling shareholders under the Registration Statement. The Company registered the shares for sale to provide the selling shareholders with freely tradable securities, but the registration of the shares does not necessarily mean that any of the shares will be offered or sold by the selling shareholders. However, we may receive payments under agreements relating to the shares and may receive proceeds from the exercise of warrants. Such proceeds are intended for use as to working capital and other corporate purposes. The Registration Statement registered a total of 18,125,000 shares (inclusive of the 3,125,000 shares issued to Fusion Capital as a commitment fee) assuming Fusion Capital purchases all $10.0 million of common stock. There were no proceeds under this registration statement during this quarter.

         We have been able to substantially meet our cash needs during the past 12 months. We believe we will be able to continue to fund our operations for the next 12 months with the cash on hand. We continue to explore avenues to obtain the capital needed for our operations through private placements and by sale of our shares to Fusion Capital.

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

Item 3.  Controls and Procedures


(A)      Evaluation Of Disclosure Controls And Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

(B) Changes In Internal Controls Over Financial Reporting

         In connection with the evaluation of the Company's internal controls during the Company's quarter ended June 30, 2004, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

         None.


Item 2.  Changes in Securities.

         Securities, unregistered, were sold by the Company in the second quarter of 2004 under an exemption from registration. The title of these securities was the Common Stock of the Company. They were sold for cash unless otherwise noted in this section. They were sold in private transactions to persons believed to be of a class of private investors acting on their own comprised of "accredited investors" (as such term is defined in Regulation D of the U.S. Securities and Exchange Commission or "SEC") and a limited number of non-accredited investors. All investors, to the best knowledge of the Company, not affiliated with the Company, purchased the shares with apparent investment intent. The Company relied upon, among other possible exemptions, Section 4(2) of the Securities Act of 1933, as amended. It's reliance on said exemption was based upon the fact that no public solicitation was used by the Company in the offer or sale, and that the securities were legended shares, along with a notation at the respective transfer agent, restricting the shares from sale or transfer as is customary with reference to Rule 144 of the SEC.

Management notes that stock was issued as follows during the three months ended June 30, 2004.

    No. of shares             Issued Pursuant           To Price/valuation
---------------------     ------------------------   ------------------------
      2,114,496           Sale of restricted stock         $1,007,305

         The total offering price, during the third quarter as to these shares, was $1,007,305 less expenses, estimated the total to be $8,500 for printing, legal, postage, and other expenses related to respective offering.

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The company held its Annual meeting on June 18, 2004.

(b) The two matters voted upon at the meeting were: (i) To elect three directors for a term expiring at the Annual Meeting of Stockholders in year indicated ("Proposal 1"); (ii) To ratify the appointment of Sherb & Co., LLP, as our independent auditors for the fiscal year ending December 31, 2004 ("Proposal 2").

(i) With respect to "Proposal 1", Janet Greeson, Ph.D. (2007) received 87,385,196 shares in favor for and 243,645 shares against, Welter Holden (2007) received 87,378,419 shares in favor for and 250,442 shares against, Erasto R.C. Saldi, M.D. (2007) received 87,674,716 shares in favor for and 0 shares against, and there were 195,925 abstentions for each director. All nominees were declared to have been elected as directors to hold office until the annual meeting of stockholders in the year indicated.

(ii) With respect to "Proposal 2", 87,551,998 shares were in favor for and 12,775 shares were against, 260,003 shares abstained. Proposal 2 was declared to have been approved.

Item 6. Exhibits and Reports on Form 8-K.

         (b)      Exhibits

Listed below are all exhibits filed as part of this report. Some exhibits are filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibits
No.                      Description
----------------------------------------------------------------------
2.1.....Agreement and Plan of Reorganization (1)
3.1.....Articles of Incorporation, as amended and restated (6)
3.2.....By-laws (3)
4.1.....Form of common stock certificate (1)
4.2.....2001 Stock Option Plan (Provided herewith)
10.1....Assignment between Linda Johnson and the Company dated September 6,
2000. (5)
10.2....Assignment between Linda Johnson and Spectrum Pharmaceuticals
Corporation dated May 14, 1999. (5)
10.3....Agreement containing the assignment of U.S. Patent Application
07/233,247 with improvements dated May 22, 1990. (5)
10.4....Common Stock Purchase Agreement between Company and Fusion Capital Fund
II, LLC, dated April 22, 2003 (2)
10.5....Registration Rights Agreement between Company and Fusion Capital Fund
II, LLC dated April 22, 2003. (2)
10.6 ...Agreement between Samaritan Pharmaceuticals, Inc. and Thomas Lang (Provided herewith)
10.7....Agreement between Samaritan Pharmaceuticals, Inc. and Eugene Boyle (5)
10.8....Agreement between Samaritan Pharmaceuticals, Inc and Janet Greeson (5)
10.9....Research Collaboration and Licensing Agreement between Georgetown
University and Samaritan Pharmaceuticals, Inc., dated June 8, 2001 (6)
10.9....Research Collaboration and Licensing Agreement between Georgetown
University and Samaritan Pharmaceuticals, Inc., dated June 8, 2001 (6)
14.1....Code of Ethics (8)
16.1....Letter on change in certifying accountant (7)
21.1....List of Subsidiaries (1)
31.1....Certification of Chief Executive Officer
31.2....Certification of Chief Financial Officer
32.1....Certification re: Section 906
------------------------------------------
(1).....Filed as an exhibit to Samaritan Pharmaceutical's Form 10-SB, filed on
July 21, 1999, and incorporated herein by reference. (2)......Filed as an exhibit to Samaritan Pharmaceutical's Report on Form 8-K filed on April 25, 2003, and incorporated herein by reference.
(3).....Filed as an exhibit to Samaritan Pharmaceutical's Annual Report on Form
10K- SB, filed on April 3, 2001, and incorporated herein by reference.
(4).....Filed as an exhibit to Samaritan Pharmaceutical's Schedule 14A filed on
April 3, 2001, and incorporated herein by reference (5)......Filed as an exhibit to Samaritan Pharmaceutical's Quarterly Report on Form 10-QSB filed on August 14, 2002, and incorporated herein by reference.
(6).....Filed as an exhibit to Samaritan Pharmaceutical's Registration Statement on Form SB-2 (SEC file number 333-105818) an incorporated herein by reference.
(7).....Filed as an exhibit to Form 8-K, on September 27, 2002 and incorporated herein by reference.
(8).....Filed as an exhibit to Form 10-KSB on April 15, 2003 and incorporated herein by reference.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             SAMARITAN PHARMACEUTICAL, INC


Dated:   August 16, 2004                     By:      /s/ Eugene Boyle
                                                      --------------------------
                                                       Eugene Boyle, CFO, COO,
                                                       Director