Form 10QSB/A
period 2004-06-30
SAMARITAN PHARMACEUTICALS INC
filed 2004-08-18
CIK 1057377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-QSB/A

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



                                          From
                                        Inception                       For the Six                       For the Three
                                   (September 5, 1994)                  Months Ended                      Months Ended
                                           To                             June 30,                          June 30,
                                                           ----------------------------------   ------------------------------
                                      June 30, 2004             2004              2003              2004             2003
                                   --------------------    ---------------   ----------------   --------------   -------------
REVENUES:                          $           300,000     $            -    $             -    $           -  $            -
                                   --------------------    ---------------   ----------------   --------------   -------------
EXPENSES:
Research and development                     5,160,138            420,589            386,695          315,436         199,000
Interest                                        50,148                  -              6,088                0           2,141
General and administrative                  19,259,455          1,417,370            889,951          700,626         449,953
Forgiveness of debt                           (137,780)                 -                  -                -               -
Depreciation and amortization                1,134,077             13,461             12,674            6,773           6,337
                                   --------------------    ---------------   ----------------   --------------   -------------
                                            25,465,896          1,851,420          1,295,408        1,022,835         657,431
                                   --------------------    ---------------   ----------------   --------------   -------------
NET INCOME (LOSS)                  $       (25,165,896)    $   (1,851,420)   $    (1,295,408)   $  (1,022,835) $     (657,431)
                                   ====================    ===============   ================   ==============   =============

Loss per share, basic and diluted: $             (0.90)    $        (0.02)   $         (0.02)   $       (0.01) $        (0.01)
                                   --------------------    ---------------   ----------------   --------------   -------------

Weighted average number of shares
outstanding:

           Basic and diluted                27,959,366        118,256,477         70,589,969      127,560,957      75,939,791
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

Had the Company determined compensation cost based on the fair value at the grant date for its stock options issued to employees under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have been reported as follows:

                                               Three months          Six months
                                                  ended                 ended
                                               June 30,2004        June 30,2004
                                               -------------       -------------
Net Loss:
            As reported                        $ (1,022,835)       $ (1,851,420)
            Pro Forma                          $ (2,122,835)       $ (2,951,420)
Basic and diluted loss per common share:
            As reported                        $      (0.01)       $      (0.02)
            Pro Forma                          $      (0.02)       $      (0.02)


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

Significant Accounting Policies

         A summary of significant accounting policies is included in Note 3 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.


Results of Operations


Three months ended June 30, 2004 as compared to the three months ended June 30, 2003

         The Company continued to have no significant revenues. During the second quarter of 2004, we continued our research and development efforts in connection with our drug programs for HIV/AIDS. We incurred research and development expenses of $315,436 for the quarter; up from $199,000 in the year-earlier period primarily due to increase in financial commitment with Georgetown University. General and administrative expenses increased to $700,626 for the second quarter of 2004 from $499,953 in the same period in 2003.

         Depreciation and amortization amounted to $6,773 and $6,337 for three months ended June 30, 2004 and 2003, respectively. Interest expense amounted to $0 and $2,141 for the three months ended June 30, 2004 and 2003, respectively. The decrease is due to the retirement of notes payable during 2003.

         As a result of the factors noted above, the net loss since inception on September 5, 1994 to June 30, 2004 was $24.8 million. We had a net loss of $1,022,835 and $647,431 for three months ended June 30, 2004 and 2003, respectively and the loss per share stayed the same at $(0.01) per share in the year-earlier period.


Six months ended June 30, 2004 as compared to the Six months ended June 30, 2003

         The Company continued to have no significant revenues. During the first six months of 2004, we continued our research and development efforts in connection with our drug programs for HIV/AIDS. We incurred research and development expenses of $420,589 for the six months ended June 30, 2004, up from $386,695 for the six months ended June 30, 2003. General and administrative expenses for the six months ended June 30, 2004 increased to $1,417,370 from $889,951 in the year-earlier period.

         Depreciation and amortization amounted to $13,461 and $12,674 for six months ended June 30, 2004 and 2003, respectively. Interest expense amounted to $0 and $6,288 for the six months ended June 30, 2004 and 2003, respectively. The decrease is due to the retirement of notes payable during 2003.

         We had a net loss of $1,851,420 for six months ended June 30, 2004 and a net loss of $1,295,408 for the year earlier period. The loss per share was $(0.01) for the 2004 period and $(0.02) for the 2003 period.


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


                                             SAMARITAN PHARMACEUTICAL, INC


Dated:   August 18, 2004                     By:      /s/ Eugene Boyle
                                                      --------------------------
                                                       Eugene Boyle, CFO, COO,
                                                       Director