Form 10QSB
period 2004-09-30
SAMARITAN PHARMACEUTICALS INC
filed 2004-11-15
CIK 1057377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                       [x ] QUARTERLY REPORT PURSUANT TO
                      SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934 For The
                      Quarterly Period Ended September 30,
                                      2004

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the transition period from __________________to __________________

                        Commission File Number 000-26775



                         SAMARITAN PHARMACEUTICALS, INC.
               (Exact name of registrant as specified in charter)





            Nevada                                88-0431538
            ----------                          --------------
(State or other jurisdiction of                (I.R.S. Employer
Incorporation or organization)               identification No.)


101 Convention Center Drive, Suite 310
    Las Vegas, Nevada                                   89109
----------------------------------------               -------
(Address of principal executive offices)                (Zip)

Issuer's telephone number, including area code      (702)-735-7001
                                                    --------------


--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if changed, Since Last
Report


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

                                                                   Yes[x] No[ ]


The number of shares of common stock issued and outstanding as of September 30, 2004 was 130,804,862.

           Transitional Small Business Disclosure Format (check one).
                                  Yes[ ] No[x]

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Consolidated Balance Sheet as of September 30, 2004.

          Consolidated Statements of Operations for the period from Inception (September 5, 1994) to September 30, 2004, and for the Three and Nine Months Ended September 30, 2004 and 2003

          Consolidated Statements of Stockholders' Equity (Deficit) for the period from Inception (September 5, 1994) to September 30, 2004

          Consolidated Statements of Cash Flows for the period from Inception (September 5, 1994) to September 30, 2004 and for the Nine Months Ended September 30, 2004 and 2003

          Notes to Interim Financial Statements

Item 2.   Management's Discussion and Analysis of Plan of Operations

Item 3.   Controls and Procedures

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 6.   Exhibit 10.10
              Exhibit 31.1
              Exhibit 31.2
              Exhibit 32.1

Signatures


PART I
Financial Information

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                               September 30, 2004

                                     ASSETS

CURRENT ASSETS:
       Cash                                               $           3,679,679
       Prepaid expenses                                                  80,140
                                                          ----------------------

            TOTAL CURRENT ASSETS                                      3,759,819
                                                          ----------------------

PROPERTY AND EQUIPMENT                                                   40,564
                                                          ----------------------

OTHER ASSETS:
       Patent registration costs                                        327,059
       Purchased  technology rights                                      33,603
       Certificates of Deposit, held-to-maturity                      2,269,342
       Deposits                                                           2,779
                                                          ----------------------

            TOTAL OTHER ASSETS                                        2,632,783
                                                          ----------------------

                                                          $           6,433,166
                                                          ======================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable and accrued expenses              $             412,334
       Common stock to be issued                                          5,000
                                                          ----------------------

            TOTAL CURRENT LIABILITIES                                   417,334
                                                          ----------------------

SHAREHOLDERS'  EQUITY:
       Common stock, 200,000,000 shares authorized at
        $.001 par value,  130,804,862 issued and
        outstanding                                                     130,805
       Additional paid-in capital                                    32,260,344
       Treasury stock                                                 (250,248)
       Deficit accumulated during development stage                (26,125,069)
                                                          ----------------------

            TOTAL SHAREHOLDERS'  EQUITY                               6,015,832
                                                          ----------------------

                                                          $           6,433,166
                                                          ======================












         See accompanying notes to the consolidated financial statements

                         SAMARITAN PHARMACEUTICALS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
           FROM INCEPTION (SEPTEMBER 5, 1994), AND FOR THE NINE MONTHS
               AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003





                                     From
                                   Inception                  For the Nine                    For the Three
                               (September 5, 1994)            Months Ended                     Months Ended
                                       To                     September 30,                   September 30,
                                                     --------------------------------   ----------------------------
                               September 30, 2004        2004              2003             2004           2003
                               ------------------    --------------   ---------------   -------------   ------------


REVENUES:                      $         300,000     $           -    $            -    $          -    $         -
                               ------------------    --------------   ---------------   -------------   ------------

EXPENSES:

Research and development               5,635,870           896,321           587,547         475,432        200,852
Interest                                  50,006                 -             8,513               -          2,425
General and administrative            19,735,206         1,893,121         1,328,711         476,050        437,771
Forgiveness of debt                     (137,780)                -                 -               -              -
Depreciation and amortization          1,141,767            21,151            19,011           7,690          6,337
                               ------------------    --------------   ---------------   -------------   ------------
                                      26,425,069         2,810,593         1,943,782         959,172        647,385
                               ------------------    --------------   ---------------   -------------   ------------

NET INCOME (LOSS)              $     (26,125,069)    $  (2,810,593)   $   (1,943,782)   $   (959,172)   $  (647,385)
                               ==================    ==============   ===============   =============   ============



Loss per share, basic and
 diluted:                      $           (0.86)    $       (0.02)   $        (0.03)   $      (0.01)   $     (0.01)
                               ------------------    --------------   ---------------   -------------   ------------

Weighted average number of
 shares outstanding:

     Basic and diluted                30,507,869       122,420,653        74,883,314     130,749,005     83,469,996
                               ==================    ==============   ===============   =============   ============











        See accompanying notes to the consolidated financial statements.

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                   (UNAUDITED)
            FROM INCEPTION (SEPTEMBER 5, 1994) TO September 30, 2004


                                                              Shares
                                   Number       Par Value    Reserved     Additional
                                     of          Common         for         Paid in
                                   Shares         Stock      Conversion     Capital       Warrants
                                -------------   ----------   ----------   ------------   -----------
Inception at September 5, 1994             -    $       -    $       -              -    $        -

Shares issued for cash, net of
 offering costs                    6,085,386          609            -        635,481             -
Warrants issued for cash                   -            -            -              -         5,000
Shares issued as compensation
 for services                        714,500           71            -      1,428,929             -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------
December 31, 1996                  6,799,886          680            -      2,064,410         5,000

Issuance of stock, prior to
 acquisition                         206,350           21            -        371,134             -
Acquisition of subsidiary for
 stock                             1,503,000          150            -         46,545             -


Shares of parent redeemed, par
 value $.0001                     (8,509,236)        (851)           -            851             -
Shares of public subsidiary
 issued, par value $.001           7,689,690        7,690          820         (8,510)            -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------

December 31, 1997                  7,689,690        7,690          820      2,474,430         5,000

Conversion of parent's shares        696,022          696         (696)             -             -
Shares issued for cash, net of
 offering costs                      693,500          694            -        605,185             -
Shares issued in cancellation
 of debt                             525,000          525            -        524,475             -
Shares issued as compensation        400,000          400            -        349,600             -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------

December 31, 1998                 10,004,212       10,005          124      3,953,690         5,000

Conversion of parent's shares         13,000           13          (13)             -             -
Shares issued in cancellation
 of debt                              30,000           30            -         29,970             -
Shares issued for cash, net of
 offering costs                       45,000           45            -         41,367             -
Shares issued as compensation      3,569,250        3,569            -        462,113             -
Detachable warrants issued                 -            -            -              -       152,125
Detachable warrants exercised        100,000          100            -        148,900      (149,000)
Debentures converted to stock      1,682,447        1,682            -        640,438             -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------

December 31, 1999                 15,443,909       15,444          111      5,276,478         8,125

Conversion of parent's shares        128,954          129         (111)           (18)            -
Shares issued for cash, net of
offering costs                     1,575,192        1,575            -        858,460             -
Shares issued in cancellation
 of debt                             875,000          875            -        660,919             -
Shares issued in cancellation
 of accounts payable                 100,000          100            -         31,165             -
Shares issued as compensation      3,372,945        3,373            -      2,555,094             -
Warrants exercised                    38,807           39            -          3,086        (3,125)
Warrants expired                           -            -            -          5,000        (5,000)

Net loss                                   -            -            -              -             -
                                 ------------    ---------    ----------   ------------   -----------

December 31, 2000                 21,534,807       21,535            -      9,390,184             -

         See accompanying notes to the consolidated financial statements



Shares issued for cash, net of
 offering cost                     6,497,088        6,497            -      1,257,758             -
Shares issued as compensation      9,162,197        9,162            -      1,558,599             -
Shares issued for previously
 purchased shares                    342,607          342            -        188,208             -
Shares issued in cancellation
 of accounts payable                 200,000          200            -         68,880             -
Amortization of deferred
 compensation                              -            -            -              -             -
Stock options issued for
 services                                  -            -            -        439,544             -
Net loss                                   -            -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------

December 31, 2001                 37,736,699        37,736            -     12,903,173             -

Shares issued for cash, net of
 offering costs                   18,657,500        18,658            -      2,077,641             -
Shares issued as compensation      3,840,525         3,841            -      1,044,185             -
Shares issued for previously
 purchased shares                     50,000            50            -          4,950             -
Shares issued in cancellation
 of accounts payable               4,265,184         4,265            -        539,291             -
Amortization of deferred
 compensation                              -             -            -                            -
Shares issued in cancellation
 of notes payable                          -             -            -              -             -
Stock options issued for
  services                                 -             -            -        225,000             -
Net loss                                   -             -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------

December 31, 2002                 64,549,908        64,550                  16,794,240


Shares issued for cash, net of
 offering costs                   17,493,664        17,493            -      2,392,296             -
Shares issued as compensation      4,062,833         4,063            -        549,779             -
Shares issued for previously
 purchased shares                  1,160,714         1,161            -        161,339             -
Shares issued in cancellation
 of accounts payable and
 accrued compensation              9,615,870         9,616            -      3,448,950             -
Shares issued in cancellation
of notes payable                           0             0            -              0             -
Shares issued in connection
 with equity financing             3,125,000         3,125                      (3,125)            -
Exercise of stock options          7,770,892         7,771            -      1,112,077             -
Shares reacquired in settlement
 of judgement                     (1,564,048)       (1,564)           -        251,812             -
Stock options issued for
 services                                  -             -            -        145,000             -
Net loss                                   -             -            -                            -
                                 ------------    ----------   ----------   ------------   -----------

December 31, 2003                106,214,833     $ 106,214    $       -    $24,852,369    $        -


Shares issued for cash, net
 of offering costs                11,406,733        11,407            -      4,279,531             -
Shares issued as compensation        625,912           626            -        698,349             -
Shares issued for previously
 purchased shares                     83,332            83            -         12,417             -
Shares issued in connection
 with equity financing             8,758,240         8,758            -      3,091,243             -
Exercise of warrants                 635,000           635            -        449,365             -
Excersise of stock options        16,950,468        16,951            -      4,841,869             -
Stock retired in settlement of
 subscriptions receivable        (13,869,656)      (13,870)           -     (5,964,798)            -
Net Loss                                                 -            -                            -
                                 ------------    ----------   ----------   ------------   -----------
September 30, 2004               130,804,862     $ 130,805    $       -    $32,260,344    $        -
                                 ============    ==========   ==========   ============   ===========

         See accompanying notes to the consolidated financial statements



                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STATE COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

            FROM INCEPTION (SEPTEMBER 5, 1994) TO September 30, 2004

                                                    Stock                                       Total
                                    Deferred     Subscriptions  Treasury    Accumulated     Shareholders'
                                   Compensation   Receivable     Shares       Deficit          Deficit
                                  -------------  ------------  -----------  -------------   ---------------
Inception at September 5, 1994    $         -    $         -   $        -   $          -    $            -

Shares issued for cash, net of
 offering costs                             -              -            -              -           636,090
Warrants issued for cash                    -              -            -              -             5,000
Shares issued as compensation
 for services                               -              -            -              -         1,429,000

Net loss                                    -              -            -     (2,152,843)       (2,152,843)
                                  ------------   ------------  -----------  -------------   ---------------
December 31, 1996                           -              -            -     (2,152,843)          (82,753)

Issuance of stock, prior to
 acquisition                                -              -            -              -           371,155
Acquisition of subsidiary
 for stock                                  -              -            -              -            46,695


Shares of parent redeemed,
 par value $.0001                           -              -            -              -                 -
Shares of public subsidiary
 issued, par value $.001                    -              -            -              -                 -

Net loss                                    -              -            -       (979,635)         (979,635)
                                  ------------   ------------  -----------  -------------   ---------------
December 31, 1997                           -              -            -     (3,132,478)         (644,538)

Conversion of parent's shares               -              -            -              -                 -
Shares issued for cash, net
 of offering costs                          -              -            -              -           605,879
Shares issued in cancellation
 of debt                                    -              -            -              -           525,000
Shares issued as compensation               -              -            -              -           350,000

Net loss                                    -              -            -     (1,009,945)       (1,009,945)
                                  ------------   ------------  -----------  -------------   ---------------
December 31, 1998                           -              -            -     (4,142,423)         (173,604)

Conversion of parent's shares               -              -            -              -                 -
Shares issued in cancellation
 of debt                                    -              -            -              -            30,000
Shares issued for cash, net of
 offering costs                             -              -            -              -            41,412
Shares issued as compensation               -              -            -              -           465,682
Detachable warrants issued                  -              -            -              -           152,125
Detachable warrants exercised               -              -            -              -                 -
Debentures converted to stock               -              -            -              -           642,120

Net loss                                    -              -            -     (1,671,255)       (1,671,255)
                                  ------------   ------------  -----------  -------------   ---------------
December 31, 1999                           -              -            -     (5,813,678)         (513,520)

Conversion of parent's shares               -              -            -              -                 -
Shares issued for cash, net of
 offering costs                             -              -            -              -           860,035
Shares issued in cancellation
 of debt                                    -              -            -              -           661,794
Shares issued in cancellation
 of accounts payable                        -              -            -              -            31,265
Shares issued as compensation        (759,560)             -            -              -         1,798,907
Warrants exercised                          -              -            -              -                 -
Warrants expired                            -              -            -              -                 -

Net loss                                    -              -            -     (3,843,308)       (3,843,308)
                                  ------------   ------------  -----------  -------------   ---------------
December 31, 2000                    (759,560)             -            -     (9,656,986)       (1,004,827)



         See accompanying notes to the consolidated financial statements



Shares issued for cash, net
 of offering costs                          -              -            -              -         1,264,255
Shares issued as compensation        (230,512)             -            -              -         1,337,249
Shares issued for previously
 purchased shares                           -              -            -              -           188,550
Shares issued in cancellation
 of accounts payable                        -              -            -              -            69,080
Amortization of deferred
  compensation                        495,036              -            -              -           495,036
Stock options issued for
 services                                   -              -            -              -           439,544
Net loss                                    -              -            -     (4,079,806)       (4,079,806)
                                   -----------   ------------  -----------  -------------   ---------------
December 31, 2001                    (495,036)             -            -    (13,736,792)       (1,290,919)

Shares issued for cash, net
 of offering costs                          -              -            -              -         2,096,299
Shares issued as compensation               -              -            -              -         1,048,026
Shares issued for previously
 purchased shares                           -              -            -              -             5,000
Shares issued in cancellation
 of accounts payable                        -              -            -              -           543,556
Amortization of deferred
 compensation                         495,036              -            -              -           495,036
Shares issued in cancellation
 of notes payable                           -              -            -              -                 -
Stock options issued for
 services                                   -              -            -              -           225,000
Net loss                                    -              -            -     (4,057,153)       (4,057,153)
                                   -----------   ------------  -----------  -------------   ---------------
December 31, 2002                                                            (17,793,945)         (935,155)


Shares issued for cash, net of
 offering costs                             -              -            -              -         2,409,789
Shares issued as compensation               -              -            -              -           553,842
Shares issued for previously
 purchased shares                           -              -            -              -           162,500
Shares issued in cancellation
 of accounts payable and
 accrued compensation                       -              -            -              -         3,458,566
Shares issued in cancellation
 of notes payable                           -                                                            -
Shares issued in connection
 with equity financing                      -              -            -              -                 -
Exercise of stock options                   -     (1,119,848)           -              -                 -
Shares reacquired in settlement
 of judgement                               -              -     (250,248)             -                 -
Stock options issued for
 services                                   -              -            -              -           145,000
Net loss                                    -              -            -     (5,520,531)       (5,520,531)
                                   -----------   ------------  -----------  -------------   ---------------
December 31, 2003                  $        -    $(1,119,848)  $ (250,248)  $(23,314,476)   $      274,011

Shares issued for cash, net
 of offering costs                          -              -            -              -         4,290,938
Shares issued as compensation               -              -            -              -           698,975
Shares issued for previously
 purchased shares                           -              -            -              -            12,500
Shares issued in connection
 with equity financing                      -              -            -              -         3,100,001
Exercise of warrants
Excersise of stock options                  -     (4,858,820)           -              -           450,000
Stock retired in settlement of
 subscriptions receivable                   -      5,978,668            -              -                 -
Net Loss                                    -              -            -     (2,810,593)       (2,810,593)
                                   -----------   ------------  -----------  -------------   ---------------
September 30, 2004                         -     $         0   $ (250,248)  $(26,125,096)   $    6,015,832
                                   ===========   ============  ===========  =============   ===============



         See accompanying notes to the consolidated financial statements

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
           FROM INCEPTION (SEPTEMBER 5, 1994) AND FOR THE NINE MONTHS
                        ENDED SEPTEMBER 30, 2004 AND 2003


                                                               From
                                                             Inception                   For the Nine Months
                                                        (September 5, 1994)                    Ended
                                                                To                         September 30,
                                                                                -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                   September 30, 2004           2004               2003
                                                 ----------------------   ------------------ ------------------

Net loss                                         $         (26,125,069)   $      (2,810,593) $      (1,943,782)
Adjustments to reconcile net loss to net cash
 used in operating activities:
          Depreciation and amortization                        150,766               21,151            144,011
          Stock based compensation                           9,530,775              195,706             11,940
          Stock options issued for services                  1,312,813              503,269                  -
          Amortization of deferred compensation                990,072                    -                  -
(Increase) decrease in assets:                                       -                    -
          Accounts receivable and prepaids                     (77,660)             (58,883)            (3,089)
          Accrued interest                                     (19,342)             (19,342)
          Deposits                                              (2,779)                   -                  -
Increase (decrease) in liabilities:                                  -                    -
          Deferred revenue                                           -                    -                  -
          Accounts payable and accrued expenses              2,273,148               24,024            160,197
                                                 ----------------------   ------------------ ------------------

NET CASH USED IN OPERATING ACTIVITIES                      (11,967,276)          (2,144,668)        (1,630,723)
                                                 ----------------------   ------------------ ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of technology                                        (108,969)                   -                  -
Purchase of furniture and equipment                           (115,963)             (17,316)            (5,474)
Purchase of certificates of deposit                         (2,250,000)          (2,250,000)                 -
Patent registration costs                                     (336,478)            (124,861)            (3,717)
                                                 ----------------------   ------------------ ------------------

NET CASH USED IN INVESTING ACTIVITIES                       (2,811,410)          (2,392,177)            (9,191)
                                                 ----------------------   ------------------ ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants                                         607,125              450,000                  -
Proceeds from debentures                                       642,120                    -                  -
Proceeds from stock issued for cash                         15,673,570            7,390,939          1,743,690
Common stock to be issued                                      211,050                5,000            117,600
Short-term loan repayments                                    (288,422)                   0           (255,834)
Short-term loan proceeds                                     1,612,922                    0            162,500
                                                 ----------------------   ------------------ ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   18,458,365            7,845,939          1,767,956
                                                 ----------------------   ------------------ ------------------

CHANGE IN CASH                                               3,679,679            3,309,094            128,042
CASH AT BEGINNING OF PERIOD                                          -              370,585            357,826
                                                 ----------------------   ------------------ ------------------

CASH AT END OF PERIOD                            $           3,679,679    $       3,679,679  $         485,868
                                                 ======================   ================== ==================

NON-CASH FINANCING & INVESTING ACTIVITIES:

Purchase of net, non-cash assets of
 subsidiary for stock                            $                 195    $               -  $               -
                                                 ======================   ================== ==================
Issuance of common stock, subscriptions
    receivable- private placement                $                   -    $               -  $               -
                                                 ======================   ================== ==================
Issuance of common stock, previously subscribed  $                   -    $          12,500  $               -
                                                 ======================   ================== ==================
Treasury stock acquired through settlement
of judgement                                     $                   -    $               -  $               -
                                                 ======================   ================== ==================
Stock subscriptions receivable                   $                   -    $      (1,440,787) $               -
                                                 ======================   ================== ==================
Stock issued in cancellation of accounts
 payable and accrued salaries                    $                   -    $               -  $               -
                                                 ======================   ================== ==================


         See accompanying notes to the consolidated financial statements

Item 1.  Financial Statements

                         Samaritan Pharmaceuticals, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2004

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

       In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2004, and the results of operations and cash flows for the nine month period ending September 30, 2004 have been included. The results of operations for the nine month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2003.

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

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have been reported as follows:





                                               Three months      Nine months
                                                  ended             ended
                                            September 30,2004  September 30,2004
                                            -----------------  -----------------
Net Loss:
       As reported                          $       (959,172)  $     (2,810,593)
       Pro Forma                            $       (959,172)  $     (3,910,593)
Basic and diluted loss per common share:
       As reported                          $          (0.01)  $          (0.02)
       Pro Forma                            $          (0.01)  $          (0.02)


Note 3 - Stockholders' Equity

The officers of the company repaid the amounts due for stock options exercised with shares previously owned. Such shares were then retired.

Note 4 - Employment Agreement

In June 2004, the Company entered into an employment agreement with an individual for a four year period, with an annual salary of $300,000 plus a bonus upon terms of agreement.

Item 2.  Management's Discussion and Analysis or Plan of Operation

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO OF THE COMPANY, CONTAINED IN THE FORM 10-KSB.

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

         Concurrently, Samaritan is advancing four drug programs with Georgetown University, SP-01A (HIV) Clinical trials, SP-10 (HIV) preIND status, SP-233 (Alzheimer's) preIND status and SP-1000 (Cardiovascular) animal studies; along with two STTR NIH grants. The first STTR NIH grant is to develop a simple blood test to diagnose Alzheimer's and the second STTR NIH grant is to gather preliminary data to develop Samaritan Pharmaceutical's Alzheimer's SP-004 drug which is believed to bind the Sigma-1 receptor and also has properties to inhibit acetylcholinesterase (AchE). Samaritan also has research to develop animal models and drugs for the treatment of neurodegeneration, other aging related disorders and HIV.

Why Is Samaritan's SP-01A unique?

       Samaritan's proprietary HIV drug SP-01A is the closest to commercialization. SP-01A is an easy to take, oral, "Entry Inhibitor" drug that works by blocking the HIV virus' ability to infect a cell. Preclinical In Vitro studies suggest that SP-01A might be a promising drug for drug resistance; as well, as having a new sought-after "mechanism of action". The action appears to take place in the earliest stage of the HIV lifecycle, blocking the virus rather than attacking the virus, suggesting that SP-01A may also block the development of drug resistance, an ever increasing problem in many drugs presently on the market. Resistance is the ability of HIV to reproduce itself despite the presence of HIV drugs.

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

                   Samaritan Pharmaceuticals Product Pipeline


                            xxx = Science Completed             x = Science In Progress


Drug Candidates              Patent    Pre -Clinical     IND     Phase I    Phase II      Phase III
--------------------------   ------    -------------    -----    -------    --------      ---------
SP-01A                         xxx          xxx          xxx       xxx        xxx
SP-03                          xxx           x
SP-10                          xxx           x
SP-04                          xxx           x
SP-08                           x            x
SP-233                         xxx           x
SP-sc4, Stem Cell Therapy      xxx           x
SP-sc7, Stem Cell Therapy      xxx           x
SP-C007                        xxx           x
SP-1000                        xxx           x

Diagnostic Candidates                                   In Vitro Testing       In Vivo or Human Testing
---------------------------                            -------------------   ----------------------------
Alzheimer's Disease (AD) Blood Test Diagnostic              xxx                             xxx
Cancer Diagnostic Measuring BC Tumor Aggresiveness          xxx                             xxx
AD Pharmacologic Animal (Rat) Model For Drug Testing        xxx                             xxx


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

         Under the agreement, Samaritan receives worldwide exclusive rights, to any novel therapeutic agents or diagnostic technologies that may result from the research collaboration. Dr. Vassilios Papadopoulos and Dr. Janet Greeson lead their team of eight research professionals (including five Ph.D. level research scientists) who have expertise in the fields of endocrinology, pharmacology, cell biology, organic and steroid chemistry and computer modeling. We are not obligated to pay Georgetown any milestone payments. Georgetown is entitled to receive royalties based on our revenue from product sales and sublicenses, if any. Samaritan has, at its own expense, assumed responsibility for the process of seeking any regulatory approvals for and conducting clinical trials with respect to any licensed product or application of the licensed technology. Samaritan controls and has the financial responsibility for the prosecution and maintenance in respect to any patent rights related to the licensed technology.

On July 12, 2004

       Samaritan Pharmaceuticals, Samaritan Research Labs, and Georgetown University announced that Samaritan and Georgetown University, together, were awarded a National Institute of Health, Small Business Technology Transfer Program (NIH-STTR) grant, of $188,000, for its innovative idea to develop a simple blood test to predict Alzheimer's disease. The National Institute of Neurological Disorders and Stroke will fund this research grant entitled "Plasma Diagnostic for Alzheimer's Disease Pathology."

On August 19, 2004

       Samaritan Pharmaceuticals, Samaritan Research Labs, and Georgetown University announced its research, published in "The Journal of Steroids", a scientific journal of Elsevier, which suggests 22R-hydroxycholesterol derivatives as offering a possible new approach to treat Alzheimer's disease. The study titled "Identification of naturally occurring spirostenols preventing beta-amyloid-induced neurotoxicity" is authored by L. Lecanu, W. Yao, G. Teper,
Z. Yao, J. Greeson, and V. Papadopoulos.

On September 16, 2004

       Samaritan Pharmaceuticals announced that it has been granted an exclusive worldwide license from Georgetown University to develop and market a new lead drug candidate (SP-08) for the treatment of Alzheimer's disease. Preclinical data suggests SP-08 to be an attractive drug candidate that theoretically could create a new therapeutic class, since it aims at multiple targets at the same time. The next step for the future development of this unique drug is geared toward an Investigational New Drug (IND) application for Alzheimer's; in addition to Samaritan's advanced Alzheimer's drug SP-233.

On October 5, 2004

       Samaritan Pharmaceuticals and Pharmaplaz, an Athlone, Ireland pharmaceutical company, based outside of Dublin, Ireland, announced that they have entered into a broad strategic collaboration agreement for the production and supply of Samaritan's lead compound SP-01A, and Samaritan's pipeline of drugs, that expands across a variety of therapeutic areas to include AIDS, Alzheimer's, cancer and cardiovascular disease. Under the terms of the alliance, Pharmaplaz will collaborate with Samaritan's pipeline development, scaleup, and manufacturing requirements, while working on drug formulation and testing, production of pilot batches, development of analytical methods, drug specifications, process validations and drug optimization. The companies will also work together to secure regulatory approval by the FDA for selected products in the U.S. markets.

On October 19, 2004

       Samaritan Pharmaceuticals and Georgetown University announced that the National Institutes of Health (NIH) awarded a grant to research their new Alzheimer's disease treatment, SP-004. The award was granted under the Small Business Technology Transfer Program (NIH-STTR) for $100,000 to gather preliminary data to develop Samaritan Pharmaceutical's Alzheimer's drug which is believed to bind the Sigma-1 receptor and also has properties to inhibit acetylcholinesterase (AchE). Samaritan's SP-004 is unique because there are several Alzheimer's (AD) drugs that inhibit acetylcholinesterase (AchE) approved by the FDA, however through data mining screening, Samaritan Labs believes it has identified promising compounds that in combination inhibit acetylcholinesterase (AchE), and the sigma-1 receptor at the same time. It's in this potential therapeutic target combination that SP-04 hopes to demonstrate itself as a possible drug to rescue and prevent neuronal brain cell death of Alzheimer's disease. This grant will support the research collaboration between Samaritan and Georgetown University, Washington, DC. Dr. Janet Greeson, Samaritan's Chief Executive Officer, will collaborate with Dr. Lecanu Laurent, the grant's Principal Investigator and Dr. Papadopoulos, a Co-Investigator. Dr. Lecanu Laurent is an Assistant Professor within the Department of Biochemistry and Molecular Biology, at Georgetown University Medical Center, and will be responsible for the development of this novel compound.

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

Results of Operations

Three months ended September 30, 2004 as compared to the three months ended September 30, 2003

         The Company continued to have no significant revenues. During the third quarter of 2004, we continued our research and development efforts in connection with our drug programs for HIV/AIDS. We incurred research and development expenses of $475,432 for the quarter; up from $200,852 in the year-earlier period primarily due to increase in financial commitment with Georgetown University and the hiring of additional FDA regulatory affairs personnel. We expect that research and development expenditures related to drug discovery and development will increase during 2004 and subsequent years due to the continuation and expansion of clinical trials for our small molecule programs, the initiation of trials for other potential indications and additional study expenditures for potential pharmaceutical candidates. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical testing and clinical trial-related activities. General and administrative expenses increased to $476,050 for the third quarter of 2004 from $437,771 in the same period in 2003.

         Depreciation and amortization amounted to $7,690 and $6,337 for three months ended September 30, 2004 and 2003, respectively. Interest expense amounted to $0 and $2,425 for the three months ended September 30, 2004 and 2003, respectively. The decrease is due to the retirement of notes payable during 2003.

         As a result of the factors noted above, the net loss since inception on September 5, 1994 to September 30, 2004 was $26.1 million. We had a net loss of $959,172 and $647,385 for three months ended September 30, 2004 and 2003, respectively and the loss per share stayed the same at $(0.01) per share in the year-earlier period.

Nine months ended September 30, 2004 as compared to the Nine months ended September 30, 2003

         The Company continued to have no significant revenues. During the first nine months of 2004, we continued our research and development efforts in connection with our drug programs for HIV/AIDS. We incurred research and development expenses of $896,321 for the nine months ended September 30, 2004, up from $587,547 for the nine months ended September 30, 2003, primarily due to increase in financial commitment with Georgetown University and the hiring of additional FDA regulatory affairs personnel. We expect that research and development expenditures related to drug discovery and development will increase during 2004 and subsequent years due to the continuation and expansion of clinical trials for our small molecule programs, the initiation of trials for other potential indications and additional study expenditures for potential pharmaceutical candidates. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical testing and clinical trial-related activities. General and administrative expenses for the nine months ended September 30, 2004 increased to $1,893,121 from $1,328,711 in the year-earlier period, primary due to the hiring of additional FDA regulatory affairs personnel and associated cost for listing on the American Stock Exchange. The additional FDA regulatory affairs personnel in this quarter was reclassified from general and administrative expenses to research and development expense in this quarter since the majority of their time is spend in development of Samaritan's pipeline.

         Depreciation and amortization amounted to $21,151 and $19,011 for nine months ended September 30, 2004 and 2003, respectively. Interest expense amounted to $0 and $8,513 for the nine months ended September 30, 2004 and 2003, respectively. The decrease is due to the retirement of notes payable during 2003.

         We had a net loss of $2,810,593 for nine months ended September 30, 2004 and a net loss of $1,943,782 for the year earlier period. The loss per share was $(0.02) for the 2004 period and $(0.03) for the 2003 period.


Liquidity and Capital Resources

         Cash used in operating activities during the nine months period ended September 30, 2004 was $2,144,668, compared to $1,630,723 for the same period a year earlier. The increase related to the Company's increased net loss, offset by $195,706 in stock based compensation and $503,269 in stock options issued for services.

         Cash used in investing activities was $2,392,177 for the nine months period ended September 30, 2004, compared to $9,191 in for the same period in 2003. The increase was almost entirely due to the purchase of $2,250,000 of certificates of deposit.

         Cash provided by financing activities was $7,845,939 for the nine months period ended September 30, 2004, compared to $1,767,956 in the same period for 2003. The cash provided in the 2004 period was almost entirely from $450,000 in proceeds from the purchase of warrants, $7,390,939 in proceeds from stock issued for cash.

         Current assets as of September 30, 2004 were $3,759,819 as compared to current liabilities of $417,333.

         To date, none of our proprietary products has reached a commercial stage, and hence, we do not have, nor do we anticipate revenue in the near future. We have been unprofitable since our inception and have incurred significant losses. We will continue to have significant general and administrative expenses, including expenses related to clinical studies, our collaboration with Georgetown University, and patent prosecution. We have funded our operations through a series of private placements and through our agreement with Fusion Capital dated April 22, 2003, which we believe will assist the Company in meetings its cash needs. Except for an agreement to sell shares to Fusion Capital, discussed below, no commitment exists for continued investments, or for any underwriting.

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

(B) Changes in Internal Controls Over Financial Reporting

         In connection with the evaluation of the Company's internal controls during the Company's quarter ended September 30, 2004, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         We are, from time to time, involved in various legal proceedings in the ordinary course of our business. While it is impossible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these proceedings will not have a material adverse effect on the financial statements of the Company.

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

Management notes that stock was issued as follows during the three months ended September 30, 2004.

No. of shares         Issued Pursuant To                Price/valuation
---------------       -----------------------------     ----------------------
      15,000          Sale of restricted stock          $  15,000
      94,000          Subscriptions due                 $  54,500
      28,571          Stock as payment for services     $  34,000

       The total offering price, during the third quarter as to these shares was $103,500 less expenses, estimated the total to be $3,700 for printing, legal, postage, and other expenses related to respective offering.

Item 6. Exhibits and Reports on Form 8-K.

         (b)      Exhibits

Listed below are all exhibits filed as part of this report. Some exhibits are filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibits
No.                      Description
----------------------------------------------------------------------
2.1.....Agreement and Plan of Reorganization (1)
3.1.....Articles of Incorporation, as amended and restated (6)
3.2.....By-laws (3)
4.1.....Form of common stock certificate (1)
4.2.....2001 Stock Option Plan (9)
10.1....Assignment between Linda Johnson and the Company dated September 6,
        2000. (5)
10.2....Assignment between Linda Johnson and Spectrum Pharmaceuticals
        Corporation dated May 14, 1999. (5)
10.3....Agreement containing the assignment of U.S. Patent Application
        07/233,247 with improvements dated May 22, 1990. (5)
10.4....Common Stock Purchase Agreement between Company and Fusion Capital Fund
        II, LLC, dated April 22, 2003 (2)
10.5....Registration Rights Agreement between Company and Fusion Capital Fund
        II, LLC dated April 22, 2003. (2)
10.6 ...Agreement between Samaritan Pharmaceuticals, Inc. and Thomas Lang (9)
10.7....Agreement between Samaritan Pharmaceuticals, Inc. and Eugene Boyle (5)
10.8....Agreement between Samaritan Pharmaceuticals, Inc and Janet Greeson (5)
10.9....Research Collaboration and Licensing Agreement between Georgetown
        University and Samaritan Pharmaceuticals, Inc., dated June 8, 2001 (6) 10.10...Master Clinical Trial and Full Scale Manufacturing Agreement dated
        October 5, 2004 (Provided herewith)
14.1....Code of Ethics (8)
16.1....Letter on change in certifying accountant (7)
21.1....List of Subsidiaries (1)
31.1....Certification of Chief Executive Officer
31.2....Certification of Chief Financial Officer
32.1....Certification re: Section 906
------------------------------------------
(1).....Filed as an exhibit to Samaritan Pharmaceutical's Form 10-SB, filed on
        July 21, 1999, and incorporated herein by reference.
(2).....Filed as an exhibit to Samaritan Pharmaceutical's Report on Form 8-K filed on April 25, 2003, and incorporated herein by reference.
(3).....Filed as an exhibit to Samaritan Pharmaceutical's Annual Report on Form
        10K- SB, filed on April 3, 2001, and incorporated herein by reference.

(4).....Filed as an exhibit to Samaritan Pharmaceutical's Schedule 14A filed on
        April 3, 2001, and incorporated herein by reference
(5).....Filed as an exhibit to Samaritan Pharmaceutical's Quarterly Report on
        Form 10-QSB filed on August 14, 2002, and incorporated herein by reference.
(6).....Filed as an exhibit to Samaritan Pharmaceutical's Registration Statement on Form SB-2 (SEC file number 333-105818) an incorporated herein by reference.
(7).....Filed as an exhibit to Form 8-K, on September 27, 2002 and incorporated herein by reference.
(8).....Filed as an exhibit to Form 10-KSB on April 15, 2003 and incorporated herein by reference.
(9).....Filed as an exhibit to Form 10-QSB on August 16, 2004 and incorporated herein by reference.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMARITAN PHARMACEUTICAL, INC


Dated:   November 15, 2004      By: /s/ Eugene Boyle
                                    -----------------------
                                    Eugene Boyle, CFO, COO,
                                     Director