Form 10KSB
period 2004-12-31
SAMARITAN PHARMACEUTICALS INC
filed 2005-04-15
CIK 1057377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(X) Annual Report Under SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2004

( ) TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from _____to_____

                         Commission file number 0-26775

                         Samaritan Pharmaceuticals Inc.
                 (Name of small business issuer in its charter)

                       Nevada                             88-0431538
           (State or other jurisdiction                (I.R.S.Employer
        of Incorporation or organization)             Identification No.)

      101 Convention Center Drive, Suite 310, Las Vegas, Nevada      89109
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The registrant had no revenues in the fiscal year ended December 31, 2004. The aggregate market value of the issued voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common stock, as of March 31, 2005, was approximately $48,800,803 based upon, as a reasonable assumption, that the issuer's shareholders list, standing alone, supplies an accurate presentation of those shareholders who are non affiliates, determined by the issuer to be those persons who are not officers, directors or owners of 10% or more of the common stock. The company had 133,282,603 common shares issued and outstanding as of March 31, 2005.

Transitional Small Business Disclosure Format (Check one):     Yes__ No _X_

                         SAMARITAN PHARMACEUTICALS, INC.
                                   FORM 10-KSB

                   GENERAL FORM FOR REGISTRATION OF SECURITIES

                                Table of Contents

                                     Part I

Item  1.    Description of Business..........................................1

Item  2.    Description of Property..........................................8

Item  3.    Legal Proceedings................................................8

Item  4.    Submission of Matters to a Vote of Security Holders..............8

                                     Part II

Item  5.    Market For Common Equity and Related Stockholder Matters.........8

Item  6.    Management's Discussion and Analysis or Plan of Operation.......10

Item  7.    Financial Statements............................................20

Item  8.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosures............................21

Item 8A.    Controls and Procedures.........................................21

Item 8B.    Other Information...............................................21

                                    Part III

Item  9.    Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act...............21

Item 10.    Executive Compensation..........................................21

Item 11.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters.................................21

Item 12.    Certain Relationships and Related Transactions..................21

Item 13.    Exhibits .......................................................21

Item 14.    Principal Accountant Fees and Services..........................22

Signatures..................................................................23

                                     PART I


ITEM 1.  BUSINESS.

Samaritan was formed in September 1994 and became public in October 1997. Our principal executive offices are located at 101 Convention Center Drive, Suite 310, Las Vegas, NV 89109, and our telephone number is (702) 735-7001.

Samaritan Pharmaceuticals is working to ensure a longer and better life, for patients suffering with AIDS, Alzheimer's, Cancer, and Cardiovascular disease. Samaritan is a pipeline-driven Biopharmaceutical company, with a clear focus on advancing early stage innovative drugs through clinical development, to become commercially valuable compounds.

Business Model

We believe that Samaritan fills a unique niche in that it brings commercial drug development expertise, and the financial resources to further University innovation; innovation that could be reluctantly left on a scientist's bench due to a University's lack of expertise, or a University's economic priorities.

Samaritan brings a business acumen to University discoveries, that includes an expertise in accomplishing Pre-IND FDA preclinicals, FDA regulatory affairs, patent applications (IP), NIH grants, clinical study drug production, chemistry, manufacturing and controls, stability studies, and human clinical trials "proof of concept studies" with all its related preclinical studies required to get FDA drug approval. In addition, Samaritan brings a specialized relationship based business development program to market and license its innovation with potential partners in the pharmaceutical industry.

Samaritan strives to develop drugs for indications that have a potential commercial value of at least $300 million dollars a year to ultimately interest major pharmaceuticals in-licensing. Samaritan believes its collaborations will foster greater scientific creativity due to autonomy, and therefore advance drug candidates more rapidly by decreasing the average travel time from lab to patients.

Management Team

Samaritan's management team is focused on creating shareholder value. Together they have created a viable business model that it believes will be the uphill road map for Samaritan's future. The management team is collectively, bright, entrepreneurial, energetic, perseverant, and devoted full time to creating potential value drivers and shareholder value.

Samaritan has shaped its current pipeline of drugs by in-licensing innovative discoveries through its Samaritan Labs/Georgetown University collaboration; and its strategic focus is to use this model, with other top tier Universities, to create a substantial pipeline and gain its own commercial presence.

Overview of Samaritan's Research Pipeline

Samaritan's proprietary HIV drug SP-01A headlines the Company's pipeline. SP-01A is an oral HIV entry-inhibitor that works by blocking the HIV viruses' ability to infect CD4+ cells. In Phase I/II clinical trials, SP-01A demonstrated "proof of concept" with significance in two crucial areas, viral load and improvement in quality of life. The drug was also observed to have a favorable safety profile and was well tolerated. The data suggests that SP-01A is a promising drug for patients experiencing "drug resistance." The innovative concept underlying the mechanism of action of SP-01A was the basis used to develop two new HIV drug candidates, SP-10 and SP-03, both with robust HIV entry inhibitor properties.

Samaritan's Alzheimer's technology features four promising therapeutics, SP-04, SP-04m, SP-08, and SP-233; two neural stem cell differentiation therapies, SP-sc4 and SP-sc7; a predictive diagnostic; and an animal model. The stem cell therapy drugs have been shown, in cell cultures and in animals, to awaken brain dormant stem cells and to transform them (differentiate) into new neurons. The Alzheimer's diagnostic is a simple blood test that has proven superior to the invasive spinal taps and MRIs currently used. Finally, the Alzheimer's animal model offers a model to rapidly screen and develop innovative drugs for Alzheimer's disease.

A promising cancer drug, SP-C007, and a breast cancer diagnostic highlight Samaritan's cancer program. The diagnostic provides a predictive prognosis of cancerous tumor aggressiveness with more than twice the accuracy rate than that of current technologies.

Samaritan's pipeline rounds out nicely with its cholesterol recognition peptide. This technology plays a role in binding and taking out cholesterol from LDL, thus offering an immediate response to hypercholesterolemia.

Samaritan's Drug Development Programs

Samaritan is currently advancing two distinct drug development programs:

AIDS/HIV Program
     o SP-01A for HIV Resistance (Oral Entry Inhibitor); PII/III Clinical trials 2005-2006
     o SP-10 for HIV Resistance (Oral Entry Inhibitor); Preclinicals being readied to apply for Investigational New Drug (IND) application with the FDA

Alzheimer's Program
     o SP-233 for Alzheimer's; Preclinicals being readied to apply for Investigational New Drug (IND) application with the FDA
     o SP-004 and SP-04m for Alzheimer's; Preclinicals being readied to apply for Investigational New Drug (IND) application with the FDA


AIDS/HIV Drug Development Program

Background: Currently approved antiretroviral medications target either the HIV viral reverse transcriptase (RT), Nucleoside Reverse Transcriptase Inhibitors (NRTIs), Non-Nucleoside Reverse Transcriptase Inhibitors (NNRTIs), and the viral Protease Inhibitors (PIs), or they inhibit viral fusion with host cells (Fusion Inhibitors). A regimen using a combination of these agents is considered the standard of care and, when effective, results in suppression of the virus below the detection limits.

The long-term use of antiretroviral therapy is sometimes hampered by poor compliance due to pill burden, by the route of administration when the oral delivery is impossible, food restrictions, and major side effects that impact Quality of Life. Furthermore, one of the major reasons for therapy failure is the emergence of resistant virus against one or more of the anti-HIV medications or, to some extent, an entire class of drug (cross-resistance).

Enfuvirtide (Fuzeon(TM)) was recently approved as an HIV-1 fusion/entry inhibitor, a new class of treatment that inhibits the fusion of the HIV-1 virus to the CD4+ cell membrane by preventing the conformational changes required for this fusion. Since the mechanism of action of Enfuvirtide is different from other classes of anti-HIV medication, it is effective in patients who have failed other therapies due to emergence of resistant virus. However, a recent study demonstrated the emergence of resistance to Enfuvirtide due to different mutations of the viral glycoprotein gp41. The rapid rate of mutation of HIV-1 and conferred resistance of the virus to current therapies continues to necessitate a need for additional new therapeutic agents.

To that end, Samaritan has advanced a hypothesis regarding the immuno-modulating and anti-viral effects of SP-01A in the treatment of HIV infection.

SP-01A Hypothesis

Samaritan hypothesized that the HIV-associated dysregulation of cortisol levels may play a role in the pathophysiology of AIDS including modulation of cell-mediated immunity. Experimental evidence suggested that cortisol and its receptors were critically involved at some level in the regulation of immune function in HIV infection. Therefore, it was reasonable to hypothesize that treatment with a cortisol-modulating agent may improve the immune function in HIV-infected patients.

In pursuing this hypothesis, we discovered that the modulatory effect of SP-01A on the stress-induced corticosteroid increase may be related to a reduction of the expression of the cholesterol synthesis key enzyme HMG-CoA reductase mRNA leading to a reduction in cholesterol synthesis. Several observations have also established that inhibitors of cholesterol synthesis inhibit cell fusion formation induced by HIV-l and that drugs extracting cholesterol from the cellular membrane exert an anti-HIV-1 effect, in-vitro.

Taken together, Samaritan's preclinical data appears to suggest that the effect of SP-01A on cholesterol synthesis leads to a modification of the cholesterol content of the host cell membrane, which, in turn, reduces the HIV-1 virus replication by rendering it much more difficult for the virus to enter and infect the cell.

SP-10 Second HIV Drug Development in Conjunction with SP-01A

SP-10 discovered in Samaritan Laboratories, Georgetown University, was a result of the Samaritan/Georgetown University collaboration. After its discovery, continuous HIV preclinical studies demonstrated that SP-10 exhibited antiviral properties by blocking the entry of HIV and multi drug-resistant HIV viruses into the cells. Moreover, SP-10 has shown very low toxicity, suggesting that it lacks serious side effects. Toxicity is a major problem with most current antivirals, along with the development of drug resistance. So far, all of the current antivirals on the market are demonstrating drug resistance.

Since SP-01A is intended to be administered in combination with current antiviral therapy for the indication of HIV drug resistance; Samaritan decided to pursue SP-10 as overall antiviral for HIV that could be administered alone or in combination with the normally administered triple therapy for both HIV in general and drug resistance.

In pursuing the preclinical development of SP-01A as an antiviral for drug resistance, we decided, at the same time, to accomplish the same preclinical data required by the FDA for SP-01A for SP-10 although we intend to study SP-10 as a stand alone antiviral.

So far, preclinical data taken together for SP-01A and SP-10, suggests that these compounds reduce HIV virus replication by modifying the structure of the host cell membrane thus rendering it impossible for the HIV virus to enter and infect the cell. They both can be classified as oral entry inhibitors and could prove more effective than today's antiretroviral therapy because they would prevent HIV from invading healthy cells, rather than going after the virus when it might be too late as it has already inserted itself into these cells.

SP-01A Development

Proof of Concept/Phase I/II study
The safety and dose response of orally administered SP-01A in HIV-infected patients was assessed in a Phase I/II study. The study was an 8-week non-randomized, open-label study conducted at a single investigational site (AIDS Research Alliance, West Hollywood, CA) with 29 patients infected with HIV-1 who were being treated with concomitant triple combination antiretroviral therapy for at least 8 weeks prior to study initiation.

Upon submitting PI/II clinical study efficacy data, and upon evaluation by the FDA, Samaritan's IND/protocol was transferred to the Anti-Viral Division of FDA, which in turn requested further supporting antiviral preclinical studies, such as demonstration of anti-HIV-1 drug resistance and numerous other studies where SP-01A confirmed its results as an antiretroviral therapy. In addition, the inhibitory effect of SP-01A on the entry of HIV and multi drug resistant HIV viral strains reinforced our conviction of a new mechanism of action which targets the host cell, rather than the virus itself, rendering therefore SP-01A less susceptible, than any other drug on the market, to emerging resistances. Studies to investigate whether SP-01A induces resistance are underway.

SP-01 A Phase II/III Development
Samaritan expects to commence "A Multi-Center Double-Blind, Randomized, Placebo-Controlled Study of Orally Administered SP-01A as Monotherapy Treatment of HIV-Infected Patients" trial to demonstrate efficacy as an antiviral and gather dosage data in preparation for later stage PIII clinical trials, assuming positive outcome data.

Why Samaritan Choose Drug Resistance Indication

Resistance: The Ability of the HIV Virus to Mutate and Survive
"We keep returning to the same issue: Whatever we throw at HIV, this simple but highly mutable virus finds a way to dodge it." This was the comment made by clinicians and researchers at The 11th Conference on Retroviruses and Opportunistic Infections (Boston; February 10 - 14, 2003). The subject was resistance; the ability of the human immunodeficiency virus (HIV) to mutate such that antiretroviral agents, designed to inhibit its replication, are no longer effective.

HIV Resistant Mutant Strains Are Evolving at a Record Pace
From 1995 to 2000, the frequency of resistance mutations increased from 8.0 percent to 22.7 percent. Simultaneously, the frequency of multi-drug resistance increased from 3.8 percent to 10.2 percent.

Resistance Among Newly-Infected Patients
It is estimated that the prevalence of transmitted resistance to antiretroviral drugs is between 1% and 11% among persons in North America who are newly infected with HIV. The frequency of high-level resistance to one or more drugs increased from 3.4 percent during the period from 1995 to 1998, to 12.4 percent during the period from 1999 to 2000 and the frequency of multi-drug resistance increased from 1.1 percent to 6.2 percent. Moreover, phenotypic resistance has increased at least three-fold in five years: resistance to nucleoside reverse transcriptase inhibitors (NRTI) - 269% increase; resistance to non-nucleoside reverse transcriptase inhibitors (NNRTI) - 374% increase; resistance to protease inhibitors (PI) - 2,000% increase.

Resistance Among Treatment-Experienced Patients
An estimated 10% - 20% of all people with HIV/AIDS that undergo HAART therapy are treatment failures.

The Concerns of Resistance
There is a need for novel new therapies with the ability to suppress and maintain inhibition of viral replication upon initiation of therapy. This virus must not be able to develop resistance to this therapy. In lieu of such a therapy, there is a need for treatment modalities with the ability to maintain or even increase the efficacy of first and subsequent HAART regimens.

Drug Development Alzheimer's Program

Samaritan has a long-term commitment to developing innovative and unique treatments for Alzheimer's disease. It is widely recognized that new approaches are vitally needed to help suffering patients and their families in the fight against Alzheimer's disease. Samaritan believes the best strategy against Alzheimer's disease may be to prevent, reduce or slow its onset to spare patients, families and the healthcare system much of the tremendous burdens and tragedies that accompany this illness.

One of the major problems with the diagnosis and treatment of neurological diseases, such as Alzheimer's disease, is the inability of clinicians to determine the onset of disease. Recent evidence suggests that inflammation and increase in free radicals may play a large role in the specific cause of Alzheimer's disease.

Alzheimer's Diagnostic
In Samaritan's quest to find an accurate diagnostic, inventors have surprisingly found that central nervous system DHEA is increased in patients having Alzheimer's, in contrast to decreased levels of DHEA found in the periphery (blood). Although this finding agrees with previous reports that DHEA levels in Alzheimer's patients are abnormally low and have been recommending taking DHEA supplements as a means of prevention, it suggests that brain DHEA formation is separate from peripheral DHEA levels, thus questioning the use of DHEA as a means of Alzheimer's disease prevention.

Samaritan inventors have identified a distinct mechanism for DHEA formation in brain from precursors that they are able to follow in the blood; using a chemical reaction, that allows the prediction of DHEA levels in brain. This research has been the basis of Samaritan's Alzheimer's diagnostic test and granting of research funds from the National Institute of Health (NIH).

SP-233 Alzheimer's Drug
Excessive accumulation in the brain of the beta-amyloid peptide, due either to overproduction and/or decreased clearance and the formation of senile plaques, is one of the hallmarks of Alzheimer disease.

SP-233 was identified based on its ability to protect neurons against beta-amyloid-induced toxicity. SP-233 was shown to bind to beta-amyloid peptide, prevent its oligomerization and entry into neurons, protect neuronal mitochondria from beta-amyloid-induced damage, and maintain neuronal cell energy levels. Samaritan's preclinical data is suggesting SP-233 as a new unique approach for Alzheimer's disease therapy.

SP-233 Development
Detailed studies on the mechanism of action of SP-233, in rodent and human neurons, have been performed and the toxicity of the compound in "in-vitro" studies has been studied. Samaritan has performed the majority of the preclinical studies required to apply to the FDA for an IND and is currently performing toxicology studies.

SP-004/SP-04m Alzheimer's drug
Alzheimer's disease is characterized by multifaceted pathology involving a number of dysregulated molecular mechanisms that include, at least, changes in
(i) cholinergic transmission, (ii) sigma-1 receptor-mediated pathways, and (iii) increased free radical production. Even though the improvement of the cholinergic transmission of the patients suffering from Alzheimer's is necessary (the basis of most of today's therapies), targeting acetyl cholinesterase solely is certainly not sufficient, in relationship to the numerous pathways involved in Alzheimer's disease pathology. Under the Georgetown University-Samaritan collaboration agreement a number of compounds were developed with the goal to express multiple properties allowing them to act simultaneously at two distinct targets, important in neuronal function, i.e., enzyme acetyl cholinesterase, and the sigma 1 receptor SP-004 and SP-04m efficacy has been validated in vitro, and in animal models, in vivo.

SP-004/SP-04m Development
Detailed studies on the mechanism of action of SP-004 and SP-04m have been performed and the toxicity of the compound in-vitro has been studied. Preclinical toxicology studies will be now undertaken required to apply to the FDA for an IND.

Alzheimer's Stem Cell Drugs
Samaritan is fast tracking its development of its neuronal stem cell therapy drugs (SP-sc4 and SP-sc7) that can induce dormant brain neuronal stem cells to differentiate rapidly into adult neuron cells as a novel treatment for Alzheimer's disease and other neurodegenerative disorders. Repairing brain damage by replacing the lost neurons and restoring neuronal function is certainly the most ambitious and exciting challenge physicians and scientists are currently facing. In that aspect, the concept of stem cell therapy is extremely promising. Hence, the access to the differentiation of stem cells into neurons may serve as a database of specialized cells for regenerative medicine as a treatment for neurodegenerative diseases and brain stroke.

SP-sc4 and SP-sc7 Development
Screening a database/collection of naturally occurring compounds, the Georgetown University group under the Samaritan/Georgetown University collaborative agreement identified compounds that were efficacious in inducing in-vitro and in rats' in vivo neural stem cell differentiation and neurogenesis. Further in vivo studies in animal models of neurodegenerative disease are in progress in order to validate the use of these compounds in regenerating the neuronal network from pre-existing stem cells in the adult.

Alzheimer's Rat Model
One of the limiting factors in screening for the compounds displaying neuroprotective properties is the lack of an animal model allowing for the rapid evaluation of the efficacy of the compounds under investigation. In our race to find a way to stop the spread of Alzheimer's disease, we decided to develop an animal model that mimics the human phenotype of Alzheimer's disease pathology. Considering the critical role of beta-amyloid peptide in Alzheimer's disease development, we undertook a non-transgenic approach to induce an "Alzheimer's like" neuropathology in rat, in which a proprietary formulation is administered directly in the brain of the rat producing a microenvironment resembling that which may occur in Alzheimer's disease brain. Four weeks treatment of the rats with the solution induced memory impairment accompanied by increased hyperphosphorylated Tau protein levels in CSF, both part of the Alzheimer's disease phenotype seen in patients. Further histopathology of the rat brains indicated the presence of neuritic plaques, tangles, neuronal loss and gliosis, typical features of postmortem Alzheimer's disease human brain specimens. Thus, this animal model rat in addition to provide us with the means to rapidly screen and develop therapeutic and diagnostic tools for controlling the disease it might also be a useful approach to unveil the mechanisms underlying the onset and progression of Alzheimer's disease.

Our Alzheimer's Rat Model is being validated by Samaritan for use to test the efficacy of SP compounds and is due for publication. It is also expected to be validated by other academic scientists specializing in this area of research in the near future.

Planned Drug Development
SP-1000 Cardiovascular cholesterol drug peptide that binds and removes cholesterol from LDL.

NIH Grants

1R41 NS048688 STTR ($188,000) entitled "Plasma Diagnostic for Alzheimer's Disease". 1R41 AG024684 STTR ($100,000) entitled "SP004, a o1 ligand with AchE inhibition properties".

Samaritan has in-licensed seventeen potential breakthrough discoveries from Georgetown University and has filed nineteen related patent applications to protect its growing pipeline of innovation. This pipeline is supported by a number of peer-reviewed journals that support its credentials.

Peer Reviewed Publications

Neuropharmacology 2005; in press. "Identification, design, synthesis, and pharmacological activity of (4-ethyl-piperaz-1-yl)-phenylmethanone derivatives with neuroprotective properties against a-amyloid-induced toxicity"

Pharmacology 2005;74:65-78. "Local Anesthetic Procaine Protects Rat Pheochromocytoma PC12 Cells against beta-Amyloid-Induced Neurotoxicity"

Steroids 2004; 69:1-16. "Identification of naturally occurring spirostenols preventing beta-amyloid-induced neurotoxicity"

Analytical Biochemistry 2004; 324: 123-130. "A capillary as chromatography/mass spectrometric method for the quantification of hydroxysteroids in human plasma"

Neurobiology of Aging 2003; 24:57-65. February "Oxidative Stress-mediated DHEA Formation in Alzheimer's Disease Pathology"
Journal of Pharmacology Experimental Therapeutics 2003; 307:1148-1157. "Inhibition of Adrenal Corticol Steroid Formation by Procaine Is Mediated by Reduction of the cAMP-Induced 3-Hydroxy-3-methylglutaryl-coenzyme A Reductase Messenger Ribonucleic Acid Levels"

Journal of Receptor & Signal Transduction Research 2003; 23:225-238 "Expression of Peripheral Benzodiazepine Receptor (PBR) in Human Tumors Relationship to Breast, Colorectal and Prostate Tumor Progression"

Journal of Neurochemistry 2002; 83: 1110-1119. "22R-Hydroxycholesterol Protects Neuronal Cells from a-Amyloid-Induced Cytoxicity by Binding to a-Amyloid Peptide"

Proceedings of the National Academy of Sciences USA 2001; 98: 1267-1272. "Cholesterol binding at the cholesterol recognition/interaction amino acid consensus (CRAC) of the peripheral type Benzodiazepine receptor and inhibition of steroidogenesis by an HIV TAT-CRAC peptide"

Molecular Endocrinology 2001; 15:2211-2228. "Identification, Localization, and Function in Steroidogenesis of PAP7: A Peripheral-Type Benzodiazepine Receptor-and PKA (RIa) - Associated Protein"

Endocrinology 1998; 139:4991-4997. "Peripheral-Type Benzodiazepine Receptor Function in Cholesterol Transport. Identification of a Putative Cholesterol Recognition/Interaction Amino Acid Sequence and Consensus Pattern"

Collaborations

Georgetown University Collaboration
On June 8, 2001, Samaritan Pharmaceuticals signed a research collaboration with Georgetown University to further develop Samaritan's pipeline. Starting with the quarter beginning April 1, 2004, the research collaboration term was extended to 2014 and the budget between Georgetown University and Samaritan has been increased to a total of $1,000,000 per year. The $1,000,000 is paid by Samaritan over four quarterly payments of $250,000, is unallocated, and covers the general research and development effort.

Under the agreement, Samaritan receives worldwide exclusive rights, to any novel therapeutic agents or diagnostic technologies that may result from the research collaboration. Dr. Vassilios Papadopoulos and Dr. Janet Greeson lead their team of eight research professionals (including five Ph.D. level research scientists) who have expertise in the fields of endocrinology, pharmacology, cell biology, organic and steroid chemistry, and computer modeling. We are not obligated to pay Georgetown any milestone payments. Georgetown is entitled to receive royalties based on our revenue from product sales and sublicenses, if any. Samaritan has, at its own expense, assumed responsibility for the process of seeking any regulatory approvals for and conducting clinical trials with respect to any licensed product or application of the licensed technology. Samaritan controls and has the financial responsibility for the prosecution and maintenance in respect to any patent rights related to the licensed technology.

Pharmaplaz, Ireland Collaboration
Samaritan Pharmaceuticals and Pharmaplaz, an Athlone, Ireland pharmaceutical company, based outside of Dublin, Ireland, entered into a broad strategic collaboration agreement for the production and supply of Samaritan's lead compound SP-01A, and Samaritan's pipeline of drugs, that expands across a variety of therapeutic areas to include AIDS, Alzheimer's, cancer and cardiovascular disease. Under the terms of the alliance, Pharmaplaz will collaborate with Samaritan's pipeline development, scale up, and manufacturing requirements, while working on drug formulation and testing, production of pilot batches, development of analytical methods, drug specifications, process validations and drug optimization. The companies will also work together to secure regulatory approval by the FDA for selected products in the U.S. markets.

Employees

As of the date, hereof we have 8 employees that work directly for Samaritan Pharmaceuticals and 13 Ph.D. scientists that work under our collaboration agreement with Georgetown University. In addition, we make extensive use of consultants.

ITEM 2.  DESCRIPTION OF PROPERTY

The company's executive offices are currently located at 101 Convention Center Drive, Suite 310, Las Vegas, Nevada 89109. The 1,100 square foot office space is rented at a base rent of $2,700 per month. In addition, under the Research Collaboration agreement between Georgetown University and Samaritan Pharmaceuticals, Georgetown provides office and laboratory space, which is located at Samaritan Research Laboratories, Biochemistry, and Molecular Biology Dept., Med/Dent Bldg, 3900 Reservoir Road NW, Washington DC 20057.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the American Stock Exchange under the symbol "LIV". As of December 31, 2004, there were approximately nine hundred sixty-nine (969) holders of record of the Company's common stock. Certain of the shares of common stock are held in "street" name and may, therefore, be held by numerous beneficial owners. The Company has never paid a cash dividend on its common stock. The payment of dividends may be made at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company's operations, its capital requirements, and its overall financial condition. The following table sets forth the range of high and low closing quotations for our common stock for each quarter within the last two fiscal years. Such quotes reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. The quotations may be rounded for presentation.

                                           Fiscal Years Ended
                           ----------------------------------------------
                            December 31, 2004           December 31, 2003
                           -------------------        -------------------
                             High        Low            High       Low
                           --------   --------        --------   --------
           First Quarter       .72       .33            .20        .13
           Second Quarter     1.69       .51            .26        .15
           Third Quarter      1.40       .77            .90        .18
           Fourth Quarter     1.30       .80            .72        .30

Equity Compensation Plan Information



                              Number of securities         Weighted average         Number of
                               to be issued upon           exercise price of        securities
                                  exercise of              outstanding              remaining
                              outstanding options          options, warrants        for future
Name of Plan                  warrants, and rights         and rights               issuance
-----------------           ------------------------    -----------------------   ---------------
Equity compensation
Plans approved
By security holders                20,924,930                   $0.56               5,248,646
(1)

Equity compensation
Plans not approved
By security holders (2)                 0                        0                      0


Total                              20,924,930

(1) Samaritan Pharmaceuticals, Inc. 2001 Stock Incentive Plan filed as an exhibit to Form 10-QSB on August 6, 2004 and incorporated herein by reference.

(2) Samaritan Pharmaceuticals, Inc. has entered into irrevocable trust agreements, "Samaritan Pharmaceuticals Inc. Executive Benefit Plans", to fund deferred compensations benefits, with institutional trustees providing for the payment out of the assets of the trusts of benefits accrued under our various benefit plans, employment agreements and other employment arrangements as the company specifies from time to time. To the extent not already irrevocable, the trusts would become irrevocable upon a change of control of Samaritan Pharmaceuticals. The company may contribute to the trusts from time to time, and additional funding could be required upon a change of control. The trusts are subject to their terms and to the claims of our general creditors in specified circumstances, to make payments under the terms of the benefit plans, employment agreements and other employment arrangements from time to time specified by the company.

Changes in Securities; Recent sales of unregistered securities; use of proceeds from registered securities.

Securities, unregistered, were sold by the Company under an exemption from registration. The title of these securities was the Common Stock of the Company. They were sold for cash unless otherwise noted in this section. They were sold in private transactions to persons believed to be of a class of private investors acting on their own comprised of "accredited investors" (as such term is defined in Regulation D of the U.S. Securities and Exchange Commission) and a limited number of non-accredited investors. All investors, to the best knowledge of the Company, not affiliated with the Company, purchased the shares with apparent investment intent. The Company relied upon, among other possible exemptions, Section 4(2) of the Securities Act of 1933, as amended. It's reliance on said exemption was based upon the fact that no public solicitation was used by the Company in the offer or sale, and that the securities were legended shares, along with a notation at the respective transfer agent, restricting the shares from sale or transfer as is customary with reference to Rule 144 of the SEC.

Management notes that the Company issues stock as compensation for services and supplies, valuing such issues premised upon the fair market value of the stock or the services, whichever is more clearly determinable.

During the year ended December 31, 2004, the Company issued an aggregate of 2,081,249 shares of common stock in consideration of services rendered or to be rendered to the Company. Such shares were valued at an aggregate of $1,790,478 ranging from $.16-$1.19 per share, representing the fair value of the shares issued. The issuances were recorded as non-cash compensation expense. During the year ended December 31, 2004 the Company exchange 11,426,733 shares of the company stock for $4,300,938.

During the year ended December 31, 2003, the Company issued an aggregate of 4,062,833 shares of common stock in consideration of services rendered or to be rendered to the Company. Such shares were valued at an aggregate of $553,842 ranging from $.16-$.71 per share, representing the fair value of the shares issued. The issuances were recorded as non-cash compensation expense. During the year ended December 31, 2003 the Company exchanged 12,740,870 shares of the Company's common stock in settlement of accounts payable, accrued salaries for officers and equity financing totaling $1,152,703. To the extent that the market value of shares issued as payment of accrued salaries exceeded the recorded amount of accrued salaries, such amount was recognized as additional compensation. The amount of additional compensations recorded at December 31, 2003 was $2,305,863.

During the year 2003, through various private placements, the Company sold 17,493,664 shares for $2,409,789.

On April 22, 2003, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, pursuant to which Fusion Capital has agreed to purchase our common stock from time to time at our option up to an aggregate amount of $10,000,000. The SEC declared effective the Company's registration statement on Form SB-2, Commission Registration No. 333-105818 on October 9, 2003. In the year ended December 31, 2004, the company sold 8,758,240 shares of common stock to Fusion Capital for gross proceeds of $3,100,001. The proceeds from these sales were used for general corporate purposes and working capital.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Plan of Operation should be read in conjunction with the accompanying consolidated financial statements and notes included in this report.

General Overview

We are a leading small cap biopharmaceutical company focused on the development of novel therapeutic and diagnostic products. We have devoted substantially all of our resources to undertaking our drug discovery and development programs. The majority of our resources have been expended in the pursuit of FDA required preclinical studies, and Phase II/III clinical trials, for Samaritan's HIV drug SP-01A (Sphirewall), an oral entry inhibitor.

In addition, and at the same time, Samaritan has devoted major resources to its Alzheimer's technology, which features: three promising therapeutics, SP-04, SP-08, and SP-233; two stem cell, neuron differentiation therapies, SP-sc4 and SP-sc7; a predictive Alzheimer's diagnostic; and an Alzheimer's animal model. Samaritan, as well, has devoted resources to its promising cancer drug, SP-C007, and a breast cancer diagnostic; plus, its cholesterol recognition peptide, which plays a role in transforming and binding LDL cholesterol while subsequently raising HDL.

Plan of Operation

We have used the proceeds from private placements of our capital stock primarily to expand our preclinical and clinical efforts as well as for general working capital. At this time we are beginning to commit additional resources to the development of SP-01A as wells as for the development of our other drugs. Additional detail regarding the human trials and INDs that the Company plans to file are discussed in Part I, Item 1, Description of Business, of this annual report.

We incurred research and development expenses of $1,543,921 for the year ended December 31, 2004, up from $838,208 in the year-earlier period primarily due to increase in financial commitment with Georgetown University and the hiring of additional FDA regulatory affairs personnel. We expect that research and development expenditures related to drug discovery and development will increase during 2005 and subsequent years due to the continuation and expansion of clinical trials for our small molecule programs, the initiation of trials for other potential indications and additional study expenditures for potential pharmaceutical candidates. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical testing and clinical trial-related activities. In conjunction with the additional research and development activities we expect to conduct, we anticipate adding two administrative staff and four research and development support personnel in the next 12 months. In June 2004, we hired a Chief Drug Development Officer at an annual salary of $300,000 plus benefits.

General and administrative expenses decreased to $3,561,302 for the year of 2004 from $4,902,213 in the same period in 2003. This decrease primarily reflected a reduction in stock-based consulting and compensation costs.

Depreciation and amortization amounted to $27,218 and $23,776 for year ended December 31, 2004 and 2003, respectively. Interest expense amounted to $142 and $6,334 for the year ended December 31, 2004 and 2003, respectively. The decrease is due to the retirement of notes payable during 2003.

As a result of the factors noted above, the net loss since inception on September 5, 1994 to December 31, 2004 was $28.2 million. We had a net loss of $4,864,361 and $5,520,531 for the year ended December 31, 2004 and 2003, respectively and had a loss per share of $(0.04) and $(0.07) per share for the year ended December 31, 2004 and 2003, respectively. Our expenses have related mainly to costs incurred in research activities for the development of our drug candidates and from administrative expenses required to support these efforts. We expect losses to continue for the near future, and such losses will likely increase as human clinical trials are undertaken in the United States for drugs. Future profitability will be dependent upon our ability to complete the development of our pharmaceutical products, obtain necessary regulatory approvals and effectively market such products. In addition, future profitability will require that the Company establish agreements with other parties for the clinical testing, manufacturing, commercialization and sale of its products.

The Company's current cash position is $2,438,451 and the Company has $1,490,812 of marketable securities. We are continuing efforts to raise additional capital and execute our research and development plans. Even if we are successful in raising sufficient money to carry out these plans, additional clinical development, necessary to bring our products to market, we will require significant additional capital.

Liquidity and Capital Resources

Cash used in operating activities during the twelve-month period ended December 31, 2004 was $3,287,896 compared to $2,233,841 for the same period a year earlier. The increase is due to the payment of services for cash rather than stock compensation.

Cash used in investing activities was $2,495,178 for the twelve months period ended December 31, 2004, compared to $18,734 in for the same period in 2003. The increase is primarily due to the increase in investments and marketable securities.

Cash provided by financing activities was $7,850,940 for the twelve-month period ended December 31, 2004, compared to $2,265,335 in the same period for 2003. The cash provided in the 2004 period was comprised of $450,000 from the sale of warrants, $4,300,938 from equity private placements, and $3,100,001 from equity financing.

Current assets as of December 31, 2004 were $4,005,612 as compared to current liabilities of $170,167.

On April 22, 2003, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, pursuant to which Fusion Capital has agreed to purchase our common stock from time to time at our option up to an aggregate amount of $10,000,000. The SEC declared effective the Company's registration statement on Form SB-2, Commission Registration No. 333-105818 on October 9, 2003. The amount of shares remaining under this Registration Statement as of December 31, 2004 was 3,019,555.

The Company's dependence on raising additional capital will continue at least until the Company is able to commercially market one of its products at significant sales level. Depending on profit margins and other factors, the Company may still need additional funding to continue research and development efforts. The Company's future capital requirements and the adequacy of its financing depend upon numerous factors, including the successful commercialization of the Company's drug candidates, progress in its product development efforts, progress with preclinical studies and clinical trials, the cost and timing of production arrangements, the development of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of its products.

We do not believe that debt financing from financial institutions will be available until at least the time that one of our products is approved for commercial production. To date, none of our proprietary products has reached a commercial stage, and hence, we do not have, nor do we anticipate revenue in the near future. We have been unprofitable since our inception and have incurred significant losses. We will continue to have significant general and administrative expenses, including expenses related to clinical studies, our collaboration with Georgetown University, and patent prosecution. We have funded our operations through a series of private placements and through our agreement with Fusion Capital, which we believe will assist the Company in meetings its cash needs. Except for an agreement to sell shares to Fusion Capital, discussed above, no commitment exists for continued investments, or for any underwriting.

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

The extent we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient financing from Fusion Capital were to prove prohibitively expensive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the full amount under the common stock purchase agreement with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans. If we are unable to obtain additional financing we might be required to delay, scale back or eliminate certain of our research and product development programs or clinical trials, or be required to license third parties to commercialize products or technologies that we would otherwise undertake ourselves, or cease certain operations all together, any of which might have a material adverse effect upon us. If we raise additional funds by issuing equity securities, dilution to stockholders may result, and new investors could have rights superior to existing holders of shares. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, operating results, financial condition, and prospects.

We have been able to meet our cash needs during the past 12 months. We continue to explore avenues to obtain the capital needed for our operations through private placements and by sale of our shares to Fusion Capital.

Quantitative and Qualitative Information About Market Risk

We do not engage in trading market-risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have no outstanding debt instruments, have not entered into any forward or future contracts, and have purchased no options and entered into no swaps. We have no credit lines or other borrowing facilities, and do not view ourselves as subject to interest rate fluctuation risk at the present time.

Critical Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from those estimates.

The most significant accounting estimates relate to valuing equity transactions as described below. The value assigned to stock warrants granted to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company values warrants using the Black-Scholes pricing model. Common stock is valued using the market price of common stock on the measurement date as defined in EITF 96-18.

Accounting for Stock-Based Compensation
The Company applies Statement of Financial Accounting Standards No. 123 and related interpretations in accounting for employee stock-based compensation, and includes the required footnote disclosures thereon. The Company accounts for nonemployee stock-based compensation in accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Amounts are based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Revenue Recognition
The Company recognizes revenue at the time service is performed on commercial contracts and collectability is assured. Revenue from government grants is a reimbursement for expenditures associated with the research. The Company submits bills to the grant agency and revenue is recognized at the time the reimbursement request is submitted.

New Accounting Pronouncements

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123 (SFAS No. 148). SFAS No. 148 amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the fiscal years beginning after December 15, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) which addressed consolidation by business enterprises of variable interest entities that meet certain criteria. FIN 46 was effective upon issuance, but did not have an impact on the Company's financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150), which establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is generally effective for interim periods beginning after June 15, 2003.

The adoption of these new pronouncements did not have, or are not expected to have, a material effect on the Company's consolidated financial position or results of operations.

RISK FACTORS

You should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

Our business, financial condition or results of operations could be adversely affected by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

We have a substantial accumulated deficit and limited working capital.

The Company had an accumulated deficit of $28,245,428 as of December 31, 2004. Since the Company presently has no source of revenues and is committed to continuing its product research and development program, significant expenditures and losses will continue until development of new products is completed and such products have been clinically tested, approved by the FDA and successfully marketed. In addition, the Company has funded its operations primarily through the sale of Company securities, and has had limited working capital for its product development and other activities. We do not believe that debt financing from financial institutions will be available until at least the time that one of our products is approved for commercial production.

We have no current product sales revenues or profits.

The Company has devoted its resources to developing a new generation of therapeutic drug products, but such products cannot be marketed until clinical testing is completed and governmental approvals have been obtained. Accordingly, there is no current source of revenues, much less profits, to sustain the Company's present activities, and no revenues will likely be available until, and unless the new products are clinically tested, approved by the FDA and successfully marketed, either by the Company or a marketing partner, an outcome which the Company is not able to guarantee.

It is uncertain that the Company will have access to future capital or government grants.

It is not expected that the Company will generate positive cash flow from operations for at least the next several years. As a result, substantial additional equity or debt financing or the receipt of one or more government grants for research and development and/or clinical development will be required to fund our activities. We cannot be certain that we will be able to consummate any such financing on favorable terms, if at all, or receive any such government grants or that such financing or government grants will be adequate to meet our capital requirements. Any additional equity financing could result in substantial dilution to stockholders, and debt financing, if available, will most likely involve restrictive covenants which preclude the Company from making distributions to stockholders and taking other actions beneficial to stockholders. If adequate funds are not available, the Company may be required to delay or reduce the scope of its drug development program or attempt to continue development by entering into arrangements with collaborative partners or others that may require the Company to relinquish some or all of its rights to proprietary drugs. The inability to fund its capital requirements would have a material adverse effect on the Company.

The Company is not certain that it will be successful in the development of its drug candidates.

The successful development of any new drug is highly uncertain and is subject to a number of significant risks. Our drug candidates, all of which are in a development stage, require significant, time-consuming and costly development, testing and regulatory clearance. This process typically takes several years and can require substantially more time. Risks include, among others, the possibility that a drug candidate will (i) be found to be ineffective or unacceptably toxic, (ii) have unacceptable side effects, (iii) fail to receive necessary regulatory clearances, (iv) not achieve broad market acceptance, (v) be subject to competition from third parties who may market equivalent or superior products, or (vi) be affected by third parties holding proprietary rights that will preclude the Company from marketing a drug product. There can be no assurance that the development of drug candidates will demonstrate the efficacy and safety of a drug candidate as a therapeutic drug, or, even if demonstrated, that there will be sufficient advantages to its use over other drugs or treatments so as to render the drug product commercially viable. In the event that the Company is not successful in developing and commercializing one or more drug candidates, investors are likely to realize a loss of their entire investment.

Positive results in preclinical and early clinical trials do not ensure that future clinical trials will be successful or that drug candidates will receive any necessary regulatory approvals for the marketing, distribution or sale of such drug candidates.

Success in preclinical and early clinical trials does not ensure that large-scale clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and may be difficult to predict.

The Company will face intense competition from other companies in the pharmaceutical industry.

The Company is engaged in a segment of the pharmaceutical industry that is highly competitive and rapidly changing. If successfully developed and approved, any of the Company's drug candidates will likely compete with several existing therapies. In addition, other companies are pursuing the development of pharmaceuticals that target the same diseases as are targeted by the drugs being developed by the Company. The Company anticipates that it will face intense and increasing competition in the future as new products enter the market and advanced technologies become available. We cannot assure that existing products or new products developed by competitors will not be more effective, or more effectively marketed and sold than those by the Company. Competitive products may render the Company's drugs obsolete or noncompetitive prior to the Company's recovery of development and commercialization expenses.

Many of the Company's competitors will also have significantly greater financial, technical and human resources and will likely be better equipped to develop, manufacture and market products. In addition, many of these competitors have extensive experience in preclinical testing and clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. A number of these competitors also have products that have been approved or are in late-stage development and operate large, well-funded research and development programs. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, academic institutions, government agencies and other public and private research organizations are becoming increasingly aware of the commercial value of their inventions and are actively seeking to commercialize the technology they have developed. Accordingly, competitors may succeed in commercializing products more rapidly or effectively than the Company, which would have a material adverse effect on the Company.

There is no assurance that the Company's products will have market acceptance.

The success of the Company will depend in substantial part on the extent to which a drug product, once approved, achieves market acceptance. The degree of market acceptance will depend upon a number of factors, including (i) the receipt and scope of regulatory approvals, (ii) the establishment and demonstration in the medical community of the safety and efficacy of a drug product, (iii) the product's potential advantages over existing treatment methods and (iv) reimbursement policies of government and third party payors. We cannot predict or guarantee that physicians, patients, healthcare insurers or maintenance organizations, or the medical community in general, will accept or utilize any drug product of the Company.

The unavailability of health care reimbursement for any of our products will likely adversely impact our ability to market effectively such products and whether health care reimbursement will be available for any of our products is uncertain.

The Company's ability to commercialize its technology successfully will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. Significant uncertainty exists as to the reimbursement status of newly-approved medical products. The Company cannot guarantee that adequate third-party insurance coverage will be available for the Company to establish and maintain price levels sufficient for realization of an appropriate return on its investments in developing new therapies. Government, private health insurers, and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing by the FDA. Accordingly, even if coverage and reimbursement were provided by government, private health insurers, and third-party payors for uses of the Company's products, the market acceptance of these products would be adversely affected if the amount of reimbursement available for the use of the Company's therapies proved to be unprofitable for health care providers.

Uncertainties related to health care reform measures may affect the Company's success.

There have been a number of federal and state proposals during the last few years to subject the pricing of health care goods and services, including prescription drugs, to government control and to make other changes to U.S. health care system. It is uncertain which legislative proposals will be adopted or what actions federal, state, or private payors for health care treatment and services may take in response to any health care reform proposals or legislation. The Company cannot predict the effect health care reforms may have on its business, and there is no guarantee that any such reforms will not have a material adverse effect on the Company.

Further testing of our drug candidates will be required and there is no assurance of FDA approval.

The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of medical products, through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these requirements typically takes several years or more and varies substantially based upon the type, complexity, and novelty of the product.

The effect of government regulation and the need for FDA approval will delay marketing of new products for a considerable period of time, impose costly procedures upon the Company's activities, and provide an advantage to larger companies that compete with the Company. There can be no assurance that FDA or other regulatory approval for any products developed by the Company will be granted on a timely basis or at all. Any such delay in obtaining, or failure to obtain, such approvals would materially and adversely affect the marketing of any contemplated products and the ability to earn product revenue. Further, regulation of manufacturing facilities by state, local, and other authorities is subject to change. Any additional regulation could result in limitations or restrictions on the Company's ability to utilize any of its technologies, thereby adversely affecting the Company's operations.

Human pharmaceutical products are subject to rigorous preclinical testing, clinical trials, and other approval procedures mandated by the FDA and foreign regulatory authorities. Various federal and foreign statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate U.S. and foreign statutes and regulations are time-consuming and require the expenditure of substantial resources. In addition, these requirements and processes vary widely from country to country.

Among the uncertainties and risks of the FDA approval process are the following:
(i) the possibility that studies and clinical trials will fail to prove the safety and efficacy of the drug, or that any demonstrated efficacy will be so limited as to significantly reduce or altogether eliminate the acceptability of the drug in the marketplace, (ii) the possibility that the costs of development, which can far exceed the best of estimates, may render commercialization of the drug marginally profitable or altogether unprofitable, and (iii) the possibility that the amount of time required for FDA approval of a drug may extend for years beyond that which is originally estimated. In addition, the FDA or similar foreign regulatory authorities may require additional clinical trials, which could result in increased costs and significant development delays. Delays or rejections may also be encountered based upon changes in FDA policy and the establishment of additional regulations during the period of product development and FDA review. Similar delays or rejections may be encountered in other countries.

The Company's success will be dependent on licenses and proprietary rights it receives from other parties, and on any patents it may obtain.

Our success will depend in large part on the ability of the Company and its licensors to (i) maintain license and patent protection with respect to their drug products, (ii) defend patents and licenses once obtained, (iii) maintain trade secrets, (iv) operate without infringing upon the patents and proprietary rights of others and (iv) obtain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur, both in the U.S. and in foreign countries. The Company has obtained licenses to patents and other proprietary rights from Georgetown University.

The patent positions of pharmaceutical companies, including those of the Company, are uncertain and involve complex legal and factual questions. There is no guarantee that the Company or its licensors have or will develop or obtain the rights to products or processes that are patentable, that patents will issue from any of the pending applications or that claims allowed will be sufficient to protect the technology licensed to the Company. In addition, we cannot be certain that any patents issued to or licensed by the Company will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide competitive disadvantages to the Company.

Litigation, which could result in substantial cost, may also be necessary to enforce any patents to which the Company has rights, or to determine the scope, validity and unenforceability of other parties' proprietary rights, which may affect the rights of the Company. U.S. patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. There can be no assurance that the Company's licensed patents would be held valid by a court or administrative body or that an alleged infringer would be found to be infringing. The mere uncertainty resulting from the institution and continuation of any technology-related litigation or interference proceeding could have a material adverse effect on the Company pending resolution of the disputed matters.

The Company may also rely on unpatented trade secrets and expertise to maintain its competitive position, which it seeks to protect, in part, by confidentiality agreements with employees, consultants and others. There can be no assurance that these agreements will not be breached or terminated, that the Company will have adequate remedies for any breach, or that trade secrets will not otherwise become known or be independently discovered by competitors.

The Company's license agreements can be terminated in the event of a breach.

The license agreements pursuant to which the Company has licensed its core technologies for its potential drug products permit the licensors, respectively Georgetown University, to terminate the agreement under certain circumstances, such as the failure by the licensee to use its reasonable best efforts to commercialize the subject drug or the occurrence of any other uncured material breach by the licensee. The license agreements also provide that the licensor is primarily responsible for obtaining patent protection for the technology licensed, and the licensee is required to reimburse it for the costs it incurs in performing these activities. The license agreements also require the payment of specified royalties. Any inability or failure to observe these terms or pay these costs or royalties could result in the termination of the applicable license agreement in certain cases. The termination of any license agreement would have a material adverse effect on the Company.

Protecting our proprietary rights is difficult and costly.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly, we cannot predict the breadth of claims allowed in these companies' patents or whether the Company may infringe or be infringing these claims. Patent disputes are common and could preclude the commercialization of our products. Patent litigation is costly in its own right and could subject us to significant liabilities to third parties. In addition, an adverse decision could force us to either obtain third-party licenses at a material cost or cease using the technology or product in dispute.

The Company's success is dependent on its key personnel.

The Company is dependent on a small management group and on independent researchers, some of whom are inventors of the patents licensed to the Company for core technologies and drugs developed at Georgetown University. Scientific personnel may from time to time serve as consultants to the Company and may devote a portion of their time to the Company's business, as well as continue to devote substantial time to the furtherance of the Company's sponsored research at Georgetown University and other affiliated institutions as may be agreed to in the future, but such personnel are not employees of the Company and are not bound under written employment agreements. The services of such persons are important to the Company, and the loss of any of these services may adversely affect the Company.

Our success is dependent upon the continued services and performance of Dr. Janet Greeson, our chief executive officer; president and chairman; and Dr. Vassilios Papadopoulos. We do not maintain key man insurance on either officer. We have a 5-year employment agreement with Dr. Greeson that expires in 2006. The loss of their services could delay our product development programs and our research and development efforts at Georgetown University. In addition, the loss of Dr. Janet Greeson is grounds for termination of the collaboration with Georgetown University. In addition, competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense and we cannot assure you that we would be able to recruit qualified personnel on acceptable terms to replace them.

We may be unable to retain skilled personnel and maintain key relationships.

The success of our business depends, in large part, on our ability to attract and retain highly qualified management, scientific and other personnel, and on our ability to develop and maintain important relationships with leading research institutions and consultants and advisors. Competition for these types of personnel and relationships is intense from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that the Company will be able to attract and retain such individuals on commercially acceptable terms or at all, and the failure to do so would have a material adverse effect on the Company.

We currently have no sales or marketing capability.

The Company does not have marketing or sales personnel. The Company will have to develop a sales force, or rely on marketing partners or other arrangements with third parties for the marketing, distribution and sale of any drug product that is ready for distribution. There is no guarantee that the Company will be able to establish marketing, distribution or sales capabilities or arrange with third parties to perform those activities on terms satisfactory to the Company, or that any internal capabilities or third party arrangements will be cost-effective.

In addition, any third parties with which the Company may establish marketing, distribution or sales arrangements may have significant control over important aspects of the commercialization of a drug product, including market identification, marketing methods, pricing, composition of sales force and promotional activities. There can be no assurance that the Company will be able to control the amount and timing of resources that any third party may devote to the products of the Company or prevent any third party from pursuing alternative technologies or products that could result in the development of products that compete with, and/or the withdrawal of support for, the products of the Company.

The Company does not have internal manufacturing capabilities and may not be able to develop efficient manufacturing capabilities or contract for such services from third parties such as Pharmaplaz on commercially acceptable terms.

The Company will not have any manufacturing capacity. When required, the Company will seek to establish relationships with third-party manufacturers for the manufacture of clinical trial material and the commercial production of a drug product just as it has with Pharmaplaz, Ltd. There can be no assurance that the Company will be able to establish relationships with third-party manufacturers on commercially acceptable terms or that third-party manufacturers will be able to manufacture a drug product on a cost-effective basis in commercial quantities under good manufacturing practices mandated by the FDA.

The dependence upon third parties for the manufacture of products may adversely affect future costs and the ability to develop and commercialize a drug product on a timely and competitive basis. Further, there can be no assurance that manufacturing or quality control problems will not arise in connection with the manufacture of the drug product or that third party manufacturers will be able to maintain the necessary governmental licenses and approvals to continue manufacturing such products. Any failure to establish relationships with third parties for its manufacturing requirements on commercially acceptable terms would have a material adverse effect on the Company.

The Company does not have its own research facilities and will be dependent on third parties for drug development.

The Company does not have its own research and development facilities and engages consultants and independent contract research organizations to design and conduct clinical trials in connection with the development of a drug. As a result, these important aspects of a drug's development will be outside the direct control of the Company. In addition, there can be no assurance that such third parties will perform all of their obligations under arrangements with the Company or will perform those obligations satisfactorily.

In the future, we anticipate that we will need to obtain additional or increased product liability insurance coverage and it is uncertain that such increased or additional insurance coverage can be obtained on commercially reasonable terms.

The business of the Company will expose it to potential product liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. There can be no assurance that product liability claims will not be asserted against the Company. The Company intends to obtain additional limited product liability insurance for its clinical trials, directly or through its marketing development partners or CRO (contract research organization) partners, when they begin in the U.S. and to expand its insurance coverage if and when the Company begins marketing commercial products. However, there can be no assurance that the Company will be able to obtain product liability insurance on commercially acceptable terms or that the Company will be able to maintain such insurance at a reasonable cost or in sufficient amounts to protect against potential losses. A successful product liability claim or series of claims brought against the Company could have a material adverse effect on the Company.

Insurance coverage is increasingly more difficult to obtain or maintain.

Obtaining insurance for our business, property and products is increasingly more costly and narrower in scope, and we may be required to assume more risk in the future. If we are subject to third-party claims or suffer a loss or damage in excess of our insurance coverage, we may be required to share that risk in excess of our insurance limits. Furthermore, any first- or third-party claims made on any of our insurance policies may impact our ability to obtain or maintain insurance coverage at reasonable costs or at all in the future.

The market price of our shares, like that of many biotechnology companies, is highly volatile.

Market prices for the Company's Common Stock and the securities of other medical and biomedical technology companies have been highly volatile and may continue to be highly volatile in the future. Factors such as announcements of technological innovations or new products by the Company or its competitors, government regulatory action, litigation, patent or proprietary rights developments, and market conditions for medical and high technology stocks in general can have a significant impact on any future market for the Common Stock.

We are not paying dividends on our Common Stock.

The Company has never paid cash dividends on Common Stock, and does not intend to do so in the foreseeable future.

The issuance of more common shares or our preferred stock may adversely affect our Common Stock.

The Board of Directors is authorized to issue more common stock and designate one or more series of preferred stock and to fix the rights, preferences, privileges and restrictions thereof, without any action by the stockholders. The designation and issuance of such shares of our preferred stock may adversely affect the Common Stock, if the rights, preferences and privileges of such preferred stock (i) restrict the declaration or payment of dividends on Common Stock, (ii) dilute the voting power of Common Stock, (iii) impair the liquidation rights of the Common Stock or (iv) delay or prevent a change in control of the Company from occurring, among other possibilities.

Under provisions of the Company's certificate of incorporation, bylaws and Nevada law, the Company's management may be able to block or impede a change in control.

The issuance of preferred stock may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, a majority of the voting stock. These and other provisions of the Certificate of Incorporation and the by-laws, as well as certain provisions of Nevada law, could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving a change of control of the Company, even if such events could be beneficial to the interest of the stockholders as a whole. Such provisions could limit the price that certain investors might be willing to pay in the future for the Common Stock.

Officers' and directors' liabilities are limited under Nevada law.

Pursuant to the Company's Certificate of Incorporation and by-laws, as authorized under applicable Nevada law, directors are not liable for monetary damages for breach of fiduciary duty, except in connection with a breach of the duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Nevada law or for any transaction in which a director has derived an improper personal benefit. The Certificate of Incorporation and by-laws provide that the Company must indemnify its officers and directors to the fullest extent permitted by Nevada law for all expenses incurred in the settlement of any actions against such persons in connection with their having served as officers or directors.

ITEM 7.  FINANCIAL STATEMENT

Samaritan Pharmaceuticals, Inc. financial statements, schedules and supplementary data, appear in a separate section of this report beginning with page F-1.

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

ITEM 8B. OTHER INFORMATION.

In connection with the evaluation of the Company's internal controls during the Company's fourth fiscal quarter ended December 31, 2004, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonable likely to materially effect, the Company's internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by Item 9 as to directors, executive officers, promoters and control persons is incorporated by reference from the Company's Proxy Statement to be filed by the Company with Securities and Exchange Commission within 120 days after the end of the fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by Item 10 as to executive compensation is incorporated by reference from the Company's Proxy Statement to be filed by the Company with Securities and Exchange Commission within 120 days after the end of the fiscal year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 as to security ownership of certain beneficial owners and management is incorporated by reference from the Company's Proxy Statement to be filed by the Company with Securities and Exchange Commission within 120 days after the end of the fiscal year.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 as to certain relationships and related transactions is incorporated by reference from the Company's Proxy Statement to be filed by the Company with Securities and Exchange Commission within 120 days after the end of the fiscal year.

ITEM 13.  EXHIBITS

Listed below are all exhibits filed as part of this report. Some exhibits are filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibits
No.                      Description
----------------------------------------------------------------------
2.1.....Agreement and Plan of Reorganization (1)
3.1.....Articles of Incorporation, as amended and restated (6)
3.2.....By-laws (3)
4.1.....Form of common stock certificate (1)
4.2.....2001 Stock Option Plan (9)
10.1....Assignment between Linda Johnson and the Company dated September 6,
        2000. (5)
10.2....Assignment between Linda Johnson and Spectrum Pharmaceuticals
        Corporation dated May 14, 1999. (5)
10.3....Agreement containing the assignment of U.S. Patent Application
        07/233,247 with improvements dated May 22, 1990. (5)
10.4....Common Stock Purchase Agreement between Company and Fusion Capital Fund
        II, LLC, dated April 22, 2003 (2)
10.5....Registration Rights Agreement between Company and Fusion Capital Fund
        II, LLC dated April 22, 2003. (2)
10.6 ...Agreement between Samaritan Pharmaceuticals, Inc. and Thomas Lang (9)
10.7....Agreement between Samaritan Pharmaceuticals, Inc. and Eugene Boyle (5)
10.8....Agreement between Samaritan Pharmaceuticals, Inc and Janet Greeson (5)
10.9....Research Collaboration and Licensing Agreement between Georgetown
        University and Samaritan Pharmaceuticals, Inc., dated June 8, 2001 (6) 10.10...Master Clinical Trial and Full Scale Manufacturing Agreement dated
        October 5, 2004 (10)
14.1....Code of Ethics (8)
16.1....Letter on change in certifying accountant (7)
21.1....List of Subsidiaries (1)
31.1....Certification of Chief Executive Officer
31.2....Certification of Chief Financial Officer
32.1....Certification re: Section 906
--------------------------------------------------------------------------------
(1).....Filed as an exhibit to Samaritan Pharmaceutical's Form 10-SB, filed on
        July 21, 1999, and incorporated herein by reference. (2).....Filed as an exhibit to Samaritan Pharmaceutical's Report on Form 8-K filed on April 25, 2003, and incorporated herein by reference.
(3).....Filed as an exhibit to Samaritan Pharmaceutical's Annual Report on Form
        10K- SB, filed on April 3, 2001, and incorporated herein by reference.
(4).....Filed as an exhibit to Samaritan Pharmaceutical's Schedule 14A filed on
        April 3, 2001, and incorporated herein by reference. (5).....Filed as an exhibit to Samaritan Pharmaceutical's Quarterly Report on Form 10-QSB filed on August 14, 2002, and incorporated herein by reference.
(6).....Filed as an exhibit to Samaritan Pharmaceutical's Registration Statement on Form SB-2 (SEC file number 333-105818) an incorporated herein by reference.
(7).....Filed as an exhibit to Form 8-K, on September 27, 2002 and incorporated herein by reference.
(8).....Filed as an exhibit to Form 10-KSB on April 15, 2003 and incorporated herein by reference.
(9).....Filed as an exhibit to Form 10-QSB on August 16, 2004 and incorporated herein by reference.
(10)....Filed as an exhibit to Form 10-QSB on November 15, 2004 and incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 as to principal accounting fees and services is incorporated by reference from the Company's Proxy Statement to be filed by the Company with Securities and Exchange Commission within 120 days after the end of the fiscal year.

SIGNATURES
In accordance with Section 13 OR 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMARITAN PHARMACEUTICAL, INC

Dated: April 14, 2005                      By: /s/ Janet Greeson, Ph.D.
                                                   -----------------------------
                                                   Janet Greeson, Ph.D.
                                                   President, Chief Executive
                                                   Officer, Chairman

Dated: April 14, 2005                      By: /s/ Eugene Boyle
                                                   -----------------------------
                                                   Eugene Boyle,
                                                   Chief Financial Officer,
                                                   Director

Dated: April 14, 2005                      By: /s/ Doug Bessert
                                                   -----------------------------
                                                   Doug Bessert
                                                   Director

Dated: April 14, 2005                      By: /s/ Vassilios Papadopoulos, Ph.D.
                                                   -----------------------------
                                                   Vassilios Papadopoulos, Ph.D.
                                                   Director

Dated: April 14, 2005                      By: /s/ H. Thomas Winn
                                                   -----------------------------
                                                   H. Thomas Winn
                                                   Director

Dated: April 14, 2005                      By: /s/ Cynthia C. Thompson
                                                   -----------------------------
                                                   Cynthia C. Thompson
                                                   Director

Dated: April 14, 2005                      By: /s/ Welter "Budd" Holden
                                                   -----------------------------
                                                   Welter "Budd" Holden
                                                   Director

Dated: April 14, 2005                      By: /s/ Erasto Saldi, M.D.
                                                   -----------------------------
                                                   Erasto Saldi, M.D.
                                                   Director

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                      INDEX

                                                                     Page Number

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                 F - 2

CONSOLIDATED FINANCIAL STATEMENTS:

       Balance Sheet                                                    F - 3

       Statements of Operations and Comprehensive Income                F - 4

       Statements of Shareholders' Equity                               F - 5

       Statements of Cash Flows                                         F - 6

       Notes to Financial Statements                                  F-7 - F-14

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
Samaritan Pharmaceuticals, Inc.

         We have audited the accompanying consolidated balance sheet of Samaritan Pharmaceuticals, Inc. (a development stage company) as of December 31, 2004 and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, the consolidated financial position of Samaritan Pharmaceuticals, Inc. (a development stage company) as of December 31, 2004 and the consolidated results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying cumulative statements of operations and comprehensive income, shareholders' equity and cash flows regarding the period from inception (September 5, 1994) through December 31, 2004, include activity prior to our engagement as auditors upon which we or the predecessor auditor have not performed procedures. Therefore, we do not express an opinion on them.

                                               /s/  Sherb & Co., LLP
                                                    ----------------------------
                                                    Sherb & Co., LLP
                                                    Certified Public Accountants

New York, New York
March 31, 2005

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2004

                                     ASSETS

CURRENT ASSETS:

     Cash                                                          $  2,438,451

     Marketable securities                                            1,490,812

     Interest receivable                                                 23,238

     Prepaid expenses                                                    53,111
                                                                   -------------

                                 TOTAL CURRENT ASSETS                 4,005,612


PROPERTY AND EQUIPMENT                                                   37,221
                                                                   -------------

OTHER ASSETS:

     Patent registration costs                                          430,060

     Purchased  technology rights                                        30,879

     Marketable securities                                              492,608

     Note receivable                                                    250,000

     Deposits                                                             2,779
                                                                   -------------

                                 TOTAL OTHER ASSETS                   1,206,326
                                                                   -------------



                                                                   $  5,249,159
                                                                   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable                                              $    147,753

     Accrued expenses                                                    22,414
                                                                   -------------

                                 TOTAL CURRENT LIABILITIES              170,167
                                                                   -------------



SHAREHOLDERS'  EQUITY:
     Common stock, 200,000,000 shares authorized at $.001
      par value,  132,030,199 issued and outstanding                    132,030

     Additional paid-in capital                                      33,697,043

     Deferred compensation                                             (304,416)

     Treasury stock                                                    (250,248)

     Accumulated other comprehensive income                             (16,580)

     Accumulated deficit during development stage                   (28,178,837)
                                                                   -------------

                                 TOTAL SHAREHOLDERS' EQUITY           5,078,992
                                                                   -------------

                                                                   $  5,249,159
                                                                   =============






        See accompanying notes to the consolidated financial statements.

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME

             FROM INCEPTION (SEPTEMBER 5, 1994) TO DECEMBER 31, 2004
               AND FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003





                                                             From
                                                          Inception
                                                     (September 5, 1994)                            December 31,
                                                             To                   ---------------------- ------------------
                                                       December 31, 2004                   2004                    2003
                                                 ----------------------------     ---------------------- ------------------
                                                         (Unaudited)
REVENUES                                         $                   300,000      $  -                   $         250,000
                                                 ----------------------------     ---------------------- ------------------

EXPENSES:

Research and development                                           6,283,470                  1,543,921            838,208
Interest, net                                                         13,276                    (36,730)             6,334
General and administrative                                        21,403,387                  3,561,302          4,902,213
Depreciation and amortization                                      1,147,834                     27,218             23,776

Other income                                                        (369,130)                  (231,350)                 -
                                                 ----------------------------     ---------------------- ------------------
                                                                  28,478,837                  4,864,361          5,770,531
                                                 ----------------------------     ---------------------- ------------------


NET LOSS                                                         (28,178,837)                (4,864,361)        (5,520,531)

Other Comprehensive Income

   Unrealized loss on marketable securities                          (16,580)                   (16,580)                 -
                                                 ----------------------------     ----------------------  -----------------
Total Comprehensive Income                       $               (28,195,417)     $          (4,880,941)  $     (5,520,531)
                                                 ============================     ======================  =================


Loss per share, basic and diluted                $                     (0.86)     $               (0.04)  $          (0.07)
                                                 ============================     ======================  =================





Weighted average number of shares outstanding:

                        Basic and diluted                         32,931,183                124,483,372         79,767,085
                                                 ============================     ======================  =================




         See accompanying notes to the consolidated financial statements

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                   (UNAUDITED)
            FROM INCEPTION (SEPTEMBER 5, 1994) TO September 30, 2004


                                                              Shares
                                   Number       Par Value    Reserved     Additional
                                     of          Common         for         Paid in
                                   Shares         Stock      Conversion     Capital       Warrants
                                -------------   ----------   ----------   ------------   -----------
Inception at September 5, 1994             -    $       -    $       -              -    $        -

Shares issued for cash, net of
 offering costs                    6,085,386          609            -        635,481             -
Warrants issued for cash                   -            -            -              -         5,000
Shares issued as compensation
 for services                        714,500           71            -      1,428,929             -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------
December 31, 1996                  6,799,886          680            -      2,064,410         5,000

Issuance of stock, prior to
 acquisition                         206,350           21            -        371,134             -
Acquisition of subsidiary for
 stock                             1,503,000          150            -         46,545             -


Shares of parent redeemed, par
 value $.0001                     (8,509,236)        (851)           -            851             -
Shares of public subsidiary
 issued, par value $.001           7,689,690        7,690          820         (8,510)            -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------

December 31, 1997                  7,689,690        7,690          820      2,474,430         5,000

Conversion of parent's shares        696,022          696         (696)             -             -
Shares issued for cash, net of
 offering costs                      693,500          694            -        605,185             -
Shares issued in cancellation
 of debt                             525,000          525            -        524,475             -
Shares issued as compensation        400,000          400            -        349,600             -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------

December 31, 1998                 10,004,212       10,005          124      3,953,690         5,000

Conversion of parent's shares         13,000           13          (13)             -             -
Shares issued in cancellation
 of debt                              30,000           30            -         29,970             -
Shares issued for cash, net of
 offering costs                       45,000           45            -         41,367             -
Shares issued as compensation      3,569,250        3,569            -        462,113             -
Detachable warrants issued                 -            -            -              -       152,125
Detachable warrants exercised        100,000          100            -        148,900      (149,000)
Debentures converted to stock      1,682,447        1,682            -        640,438             -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------

December 31, 1999                 15,443,909       15,444          111      5,276,478         8,125

Conversion of parent's shares        128,954          129         (111)           (18)            -
Shares issued for cash, net of
offering costs                     1,575,192        1,575            -        858,460             -
Shares issued in cancellation
 of debt                             875,000          875            -        660,919             -
Shares issued in cancellation
 of accounts payable                 100,000          100            -         31,165             -
Shares issued as compensation      3,372,945        3,373            -      2,555,094             -
Warrants exercised                    38,807           39            -          3,086        (3,125)
Warrants expired                           -            -            -          5,000        (5,000)

Net loss                                   -            -            -              -             -
                                 ------------    ---------    ----------   ------------   -----------

December 31, 2000                 21,534,807       21,535            -      9,390,184             -

         See accompanying notes to the consolidated financial statements



Shares issued for cash, net of
 offering cost                     6,497,088        6,497            -      1,257,758             -
Shares issued as compensation      9,162,197        9,162            -      1,558,599             -
Shares issued for previously
 purchased shares                    342,607          342            -        188,208             -
Shares issued in cancellation
 of accounts payable                 200,000          200            -         68,880             -
Amortization of deferred
 compensation                              -            -            -              -             -
Stock options issued for
 services                                  -            -            -        439,544             -
Net loss                                   -            -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------

December 31, 2001                 37,736,699        37,736            -     12,903,173             -

Shares issued for cash, net of
 offering costs                   18,657,500        18,658            -      2,077,641             -
Shares issued as compensation      3,840,525         3,841            -      1,044,185             -
Shares issued for previously
 purchased shares                     50,000            50            -          4,950             -
Shares issued in cancellation
 of accounts payable               4,265,184         4,265            -        539,291             -
Amortization of deferred
 compensation                              -             -            -                            -
Shares issued in cancellation
 of notes payable                          -             -            -              -             -
Stock options issued for
  services                                 -             -            -        225,000             -
Net loss                                   -             -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------

December 31, 2002                 64,549,908        64,550                  16,794,240


Shares issued for cash, net of
 offering costs                   17,493,664        17,493            -      2,392,296             -
Shares issued as compensation      4,062,833         4,063            -        549,779             -
Shares issued for previously
 purchased shares                  1,160,714         1,161            -        161,339             -
Shares issued in cancellation
 of accounts payable and
 accrued compensation              9,615,870         9,616            -      3,448,950             -
Shares issued in cancellation
of notes payable                           0             0            -              0             -
Shares issued in connection
 with equity financing             3,125,000         3,125                      (3,125)            -
Exercise of stock options          7,770,892         7,771            -      1,112,077             -
Shares reacquired in settlement
 of judgement                     (1,564,048)       (1,564)           -        251,812             -
Stock options issued for
 services                                  -             -            -        145,000             -
Net loss                                   -             -            -                            -
                                 ------------    ----------   ----------   ------------   -----------

December 31, 2003                106,214,833       106,214            -     24,852,369             -


Shares issued for cash, net
 of offering costs                11,426,733        11,427            -      4,289,511             -
Shares issued as compensation,
expensed                           2,081,249         2,081            -      1,788,397             -
Amortization of deferred
compensation                               -             -            -              -             -
Shares issued for previously
 purchased shares                     83,332            83            -         12,417             -
Exercise of stock options         16,950,468        16,951            -      4,841,869             -
Exercise of warrants                 635,000           635            -        449,365             -
Shares issued in connection
 with equity financing             8,758,240         8,758            -      3,091,243             -
Stock retired in settlement of
 subscriptions receivable        (13,869,656)      (13,870)           -     (5,964,798)            -
Shares reacquired in settlement
of judgement                        (250,000)         (250)           -       (231,100)            -
Stock options issued for services          -             -            -        567,771             -
Other comprehensive income (loss)          -             -            -              -             -
Net Loss                                                 -            -                            -
                                 ------------    ----------   ----------   ------------   -----------
December 31, 2004                132,030,199     $ 132,030    $       -    $33,697,043    $        -
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

         See accompanying notes to the consolidated financial statements



                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STATE COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

            FROM INCEPTION (SEPTEMBER 5, 1994) TO September 30, 2004

                                               Accumulated
                                                  Other          Stock                                       Total
                                    Deferred    Comprehensive Subscriptions  Treasury    Accumulated     Shareholders'
                                   Compensation   Income      Receivable     Shares       Deficit          Deficit
                                  ------------- ------------ ------------  -----------  -------------   ---------------
Inception at September 5, 1994    $         -             -  $         -   $        -   $          -    $            -

Shares issued for cash, net of
 offering costs                             -             -            -            -              -           636,090
Warrants issued for cash                    -             -            -            -              -             5,000
Shares issued as compensation
 for services                               -             -            -            -              -         1,429,000

Net loss                                    -             -            -            -     (2,152,843)       (2,152,843)
                                  ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 1996                           -             -            -            -     (2,152,843)          (82,753)

Issuance of stock, prior to
 acquisition                                -             -            -            -              -           371,155
Acquisition of subsidiary
 for stock                                  -             -            -            -              -            46,695


Shares of parent redeemed,
 par value $.0001                           -             -            -            -              -                 -
Shares of public subsidiary
 issued, par value $.001                    -             -            -            -              -                 -

Net loss                                    -             -            -            -       (979,635)         (979,635)
                                  ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 1997                           -             -            -            -     (3,132,478)         (644,538)

Conversion of parent's shares               -             -            -            -              -                 -
Shares issued for cash, net
 of offering costs                          -             -            -            -              -           605,879
Shares issued in cancellation
 of debt                                    -             -            -            -              -           525,000
Shares issued as compensation               -             -            -            -              -           350,000

Net loss                                    -             -            -            -     (1,009,945)       (1,009,945)
                                  ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 1998                           -             -            -            -     (4,142,423)         (173,604)

Conversion of parent's shares               -             -            -            -              -                 -
Shares issued in cancellation
 of debt                                    -             -            -            -              -            30,000
Shares issued for cash, net of
 offering costs                             -             -            -            -              -            41,412
Shares issued as compensation               -             -            -            -              -           465,682
Detachable warrants issued                  -             -            -            -              -           152,125
Detachable warrants exercised               -             -            -            -              -                 -
Debentures converted to stock               -             -            -            -              -           642,120

Net loss                                    -             -            -            -     (1,671,255)       (1,671,255)
                                  ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 1999                           -             -            -            -     (5,813,678)         (513,520)

Conversion of parent's shares               -             -            -            -              -                 -
Shares issued for cash, net of
 offering costs                             -             -            -            -              -           860,035
Shares issued in cancellation
 of debt                                    -             -            -            -              -           661,794
Shares issued in cancellation
 of accounts payable                        -             -            -            -              -            31,265
Shares issued as compensation        (759,560)            -            -            -              -         1,798,907
Warrants exercised                          -             -            -            -              -                 -
Warrants expired                            -             -            -            -              -                 -

Net loss                                    -             -            -            -     (3,843,308)       (3,843,308)
                                  ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 2000                    (759,560)            -            -            -     (9,656,986)       (1,004,827)



         See accompanying notes to the consolidated financial statements



Shares issued for cash, net
 of offering costs                          -             -            -            -              -         1,264,255
Shares issued as compensation        (230,512)            -            -            -              -         1,337,249
Shares issued for previously
 purchased shares                           -             -            -            -              -           188,550
Shares issued in cancellation
 of accounts payable                        -             -            -            -              -            69,080
Amortization of deferred
  compensation                        495,036             -            -            -              -           495,036
Stock options issued for
 services                                   -             -            -            -              -           439,544
Net loss                                    -             -            -            -     (4,079,806)       (4,079,806)
                                   ----------- ------------- ------------  -----------  -------------   ---------------
December 31, 2001                    (495,036)            -            -            -    (13,736,792)       (1,290,919)

Shares issued for cash, net
 of offering costs                          -             -            -            -              -         2,096,299
Shares issued as compensation               -             -            -            -              -         1,048,026
Shares issued for previously
 purchased shares                           -             -            -            -              -             5,000
Shares issued in cancellation
 of accounts payable                        -             -            -            -              -           543,556
Amortization of deferred
 compensation                         495,036             -            -            -              -           495,036
Shares issued in cancellation
 of notes payable                           -             -            -            -              -                 -
Stock options issued for
 services                                   -             -            -            -              -           225,000
Net loss                                    -             -            -            -     (4,057,153)       (4,057,153)
                                   ----------- ------------- ------------  -----------  -------------   ---------------
December 31, 2002                           -             -            -            -    (17,793,945)         (935,155)


Shares issued for cash, net of
 offering costs                             -             -            -            -              -         2,409,789
Shares issued as compensation               -             -            -            -              -           553,842
Shares issued for previously
 purchased shares                           -             -            -            -              -           162,500
Shares issued in cancellation
 of accounts payable and
 accrued compensation                       -             -            -            -              -         3,458,566
Shares issued in cancellation
 of notes payable                           -             -                                                      -
Shares issued in connection
 with equity financing                      -             -            -            -              -                 -
Exercise of stock options                   -             -   (1,119,848)           -              -                 -
Shares reacquired in settlement
 of judgement                               -             -            -     (250,248)             -                 -
Stock options issued for
 services                                   -             -            -            -              -           145,000
Net loss                                    -             -            -            -     (5,520,531)       (5,520,531)
                                   ----------- ------------- ------------  -----------  -------------   ---------------
December 31, 2003                           -             -   (1,119,848)    (250,248)   (23,314,476)          274,011

Shares issued for cash, net
 of offering costs                          -             -           -            -              -          4,300,938
Shares issued as compensation,
expensed                             (544,416)            -           -            -              -          1,246,062
Amortization of deferred
compensation                          240,000             -           -            -              -            240,000
Shares issued for previously
 purchased shares                           -             -           -            -              -             12,500
Exercise of stock options                   -             -  (4,858,820)           -              -                  -
Exercise of warrants                        -             -           -            -              -            450,000
Shares issued in connection
 with equity financing                      -             -           -            -              -          3,100,001
Stock retired in settlement of
 subscriptions receivable                   -             -   5,978,668            -              -                  -
Shares reacquired in settlement
of judgement                                -             -                        -              -           (231,350)
Stock options issued for services           -             -                        -              -            567,771
Other comprehensive income (loss)           -       (16,580)                       -              -            (16,580)
Net Loss                                    -             -           -            -     (4,864,361)        (4,864,361)
                                  ------------ ------------- -----------   ----------   ------------   ----------------
December 31, 2004                 $  (304,416) $    (16,580) $       0     $(250,248)  $(28,178,837)   $     5,078,992
                                  ============ ============= ===========   ==========   ============   ================



         See accompanying notes to the consolidated financial statements

                         SAMARITAN PHARMACEUTICALS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FROM INCEPTION (SEPTEMBER 5, 1994) AND FOR THE YEARS
                        ENDED DECEMBER 31, 2004 AND 2003


                                                        From                     For the Years
                                                      Inception                      Ended
                                                 (September 5, 1994)               December 31,
                                                         To           ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:             DECEMBER 31, 2004           2004              2003
                                                  -----------------          -----              -----
Net loss                                          $    (28,178,837)   $    (4,864,361)    $    (5,520,531)
Adjustments to reconcile net loss to net cash
    used in operating activities:
        Depreciation and amortization                    1,147,834             27,218              23,776
        Stock based compensation                         9,590,130          1,246,062           2,859,705
        Stock options issued for services                1,377,315            567,771             145,000
        Amortization of deferred compensation            1,230,072            240,000                   -
        Other income                                      (231,350)          (231,350)                  -
(Increase) decrease in assets:
        Interest receivable and prepaids                   (89,589)           (55,092)            (18,256)
        Deposits                                            12,941                  -              12,941
Increase (decrease) in liabilities:
        Deferred revenue                                         -                  -            (250,000)
        Accounts payable and accrued expenses            2,030,980           (218,144)            513,524
                                                  -----------------   ----------------    ----------------

NET CASH USED IN OPERATING ACTIVITIES                  (13,110,504)        (3,287,896)         (2,233,841)
                                                  -----------------   ----------------    ----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of technology                                    (108,969)                 -                   -
Purchase of furniture and equipment                       (115,963)           (17,316)            (13,902)
Note receivable                                           (250,000)          (250,000)                  -
Purchase of marketable securities                       (2,000,000)        (2,000,000)                  -
Patent registration costs                                 (439,479)          (227,862)             (4,832)
                                                  -----------------   ----------------    ----------------

NET CASH USED IN INVESTING ACTIVITIES                   (2,914,411)        (2,495,178)            (18,734)
                                                  -----------------   ----------------    ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants                                     607,125            450,000                   -
Proceeds from debentures                                   642,120                  -                   -
Proceeds from stock issued for cash                     12,583,570          4,300,939           2,409,790
Proceeds from equity financing                           3,100,001          3,100,001
Proceeds from common stock to be issued                    206,050                  -              12,500
Short-term loan repayments                                (288,422)                 -            (156,955)
Short-term loan proceeds                                 1,612,922                  -                   -
                                                  -----------------   ----------------    ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES               18,463,366          7,850,940           2,265,335
                                                  -----------------   ----------------    ----------------

CHANGE IN CASH                                           2,438,451          2,067,866              12,760
CASH AT BEGINNING OF YEAR                                        -            370,585             357,825
                                                  -----------------   ----------------    ----------------

CASH AT END OF YEAR                               $      2,438,451    $     2,438,451     $       370,585
                                                  =================   ================    ================

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Purchase of net, non-cash assets of  subsidiary
     for stock                                    $            195    $             -     $             -
Short-term debt retired through issuance
    of stock                                      $      1,890,695    $             -     $             -
Issuance of common stock, previously subscribed   $        180,000    $        12,500     $       162,500
Treasury stock acquired through settlement
   of judgement                                   $        250,248    $             -     $       250,248
Stock subscriptions receivable                    $      1,119,848    $             -     $     1,119,848
Stock retired in settlement of subscriptions
   receivable                                     $     (5,978,668)   $    (5,978,668)    $             -
Stock received in settlement                      $       (231,350)   $      (231,350)    $             -
Stock as compensation for services                $      5,175,792    $     1,246,062     $     3,929,730
Stock issued in cancellation of accounts payable  $      4,248,938    $             -     $     1,815,203
Exercise of stock options                         $      4,858,820    $     4,858,820     $             -


         See accompanying notes to the consolidated financial statements

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A. Samaritan Pharmaceuticals, Inc. ("the Company") was formed in September 1994 and became public in October 1997. Our principal executive offices are located in Las Vegas, Nevada.

Samaritan Pharmaceuticals is working to ensure a longer and better life, for patients suffering with AIDS, Alzheimer's, Cancer, and Cardiovascular disease. Samaritan is a pipeline-driven Biopharmaceutical company, with a clear focus on advancing early stage innovative drugs through clinical development, to become commercially valuable compounds.

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

The Company has 1 issued U.S. patent and had 13 pending patent applications in the U.S. to protect its proprietary methods and processes. The Company also filed corresponding foreign patent applications for certain of these U.S. patent applications. As of December 31, 2004, its patent portfolio outside the U.S. comprised 1 issued patent and over 13 pending patent applications. The issued U.S. patent and pending patent applications relate to Alzheimer's, Cancer, Cardiovascular, and HIV indications. Certain U.S. patents may be eligible for patent term extensions under the Hatch-Waxman Act may be available to Samaritan for the lost opportunity to market and sell the invention during the regulatory review process.

The Company reviews patent costs for impairment by comparing the carrying value of the patents with the fair value. Fair value is estimated using the present value of expected future cash flows. The Company believes it will recover the full amount of the patent costs based on forecasts of sales of the products related to the patents.

2) Purchased technology rights are recorded at cost and are being amortized using the straight line method over the estimated useful life of the technology. Amortization was approximately $10,896 for the years ended December 31, 2004 and 2003. Accumulated amortization at December 31, 2004 was $78,090. Amortization expense associated with these technology rights for the next five years will be $10,896 per year.

             F. Earnings (loss) per share

The Company reports loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") no. 128, "Earnings Per Share." The per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock have not been included, as the effect would be antidilutive. The Company has 20,942,930 options outstanding at December 31, 2004, which were not included.

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

             J. Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2004, the Company does not believe that any impairment has occurred.

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

         M. Marketable Securities

At December 31, 2004, the Company holds three brokered Certificates of Deposit with a total market value of $1,983,420. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive loss in Shareholder's Deficit. Realized gains and losses will be determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

           N. New Accounting Pronouncements

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

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company is in process of evaluating the impact of this pronouncement on its financial position.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

Management does not believe that any recently issued but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

2. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following as of December 31,
2004:
                                        Estimated Useful Life
                                              (Years)
                                        ---------------------
          Furniture and Fixtures                  3-7                 $106,494
          Software                                  3                    9,470
          Accumulated depreciation                                     (78,743)
                                                                      ---------
                                                                      $ 37,221
                                                                      =========
Depreciation expense for the years ended December 31, 2004 and 2003 was $16,322 and $12,880 respectively.

3. SHAREHOLDERS' EQUITY

On June 27, 2003, the Company amended its articles of incorporation to increase the authorized number of shares to 200 million and on April 24, 2001, a class of 5 million shares of preferred stock. There are no outstanding preferred stock shares at December 31, 2004.

         A. 2001 Stock Option Plan (the "2001 Plan").

The short and long-term compensation program includes stock options granted under the Stock Incentive Plan as well as non-qualified stock options. The Option Plan is designed to reward executives for achieving long-term financial performance goals over a three-year to ten-year period, provide retention incentives for executives, and tie a significant portion of an executive's total compensation to long-term performance. Stock options for executive officers and key associates are part of the incentive program and link the enhancement of shareholder value directly to their total compensation.

Shares Available under the Plan: The number of awards that may be granted under the 2001 Plan in each calendar year will not exceed twenty percent (20%) of (i) the total shares of common stock outstanding on a fully diluted basis, without taking into account awards outstanding under the 2001 Plan that are exercisable for or convertible into common stock or that are unvested stock awards (referred to as "outstanding awards"), at the close of business on the last day of the preceding calendar year, less (ii) the number of shares subject to "outstanding awards" at the close of business on that date.

There were 25,000,806 options granted and 20,924,930 options remaining outstanding pursuant to the plan as of December 31, 2004.

The following table summarizes the Company's stock options outstanding at December 31, 2004:
                                                          Weighted average
                                     Shares                exercise price
                                   -----------            -----------------
Outstanding and exercisable
at December 31, 2002                8,994,208             $            .25
Granted                            14,758,942                          .22
Exercised                          (7,770,892)                        (.14)
Expired                               (20,000)                        (.10)
                                -----------------         -----------------
Outstanding and exercisable
at December 31, 2003               15,962,258             $            .34
Granted                            25,000,806                          .51
Exercised                         (17,585,468)                        (.30)
Expired                            (2,452,666)                        (.51)
                                -----------------         ------------------
Outstanding and exercisable
at December 31, 2004               20,924,930             $            .56
                                =================         ==================

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

                                       December 31,
                                    2004           2003
                                -------------  -------------
Net Loss:
            As reported         $ (4,864,361)  $ (5,520,531)
            Pro Forma           $ (8,927,246)  $ (7,796,531)
Basic and diluted loss per
common share:
            As reported         $     (0.04)          (0.07)
            Pro Forma           $     (0.07)          (0.10)

The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options with the following assumptions used for grants during the year ended December 31, 2004 and 2003. The per-share weighted average fair value of stock options granted during 2004 and 2003 was $0.24 and $0.19, respectively, on the date of grant using the Black Scholes pricing model and the following assumptions for the year ended December 31, 2004 and 2003:

                                            2004     2003
                                        ---------- ---------
         Expected dividend yield            0%          0%
         Risk-free interest rate            5%          5%
         Annualized volatility             82%        122%

At December 31, 2004 the range of exercise price for all of the Company's outstanding stock options was $.10 - $1.26, with an average remaining life of five years and an average exercise price of $.56.

         C. Stock as compensation and settlement of debt

The Company issues stock as compensation for services valuing such issues premised upon the fair market value of the stock.

During the year ended December 31, 2004, the Company issued an aggregate of 2,081,249 shares of common stock in consideration of services rendered or to be rendered to the Company. Such shares were valued at an aggregate of $1,790,478 ranging from $.16 - $1.19 per share, representing the fair value of the shares issued. The issuances were recorded as non-cash compensation expense and deferred compensation. The unamortized balance of deferred compensation at December 31, 2004 is $304,416.

During the year ended December 31, 2003, the Company issued an aggregate of 4,062,833 shares of common stock in consideration of services rendered or to be rendered to the Company. Such shares were valued at an aggregate of $553,842 ranging from $.16-$.71 per share, representing the fair value of the shares issued. The issuances were recorded as non-cash compensation expense. During the year ended December 31, 2003 the Company exchanged 12,740,870 shares of the Company's common stock in settlement of accounts payable, accrued salaries for officers and equity financing totaling $1,152,703. To the extent that the market value of shares issued as payment of accrued salaries exceeded the recorded amount of accrued salaries, such amount was recognized as additional compensation. The amount of additional compensation recorded at December 31, 2003 was $2,305,863.

During the year ended December 31, 2004, the Company also issued 8,758,240 shares in connection with the common stock purchase agreement with Fusion Capital (Note 9).

D. Private Placement

During the year ended December 31, 2004, through various private placements, the Company sold 11,426,733 shares for $4,300,938. During the year 2003, through various private placements, the Company sold 17,493,664 shares for $2,409,789.

4. INCOME TAXES

The Company has net operating losses at December 31, 2004 of approximately $15,200,000 expiring through 2024. Utilization of these losses may be limited by the "change of ownership" rules as set forth in section 382 of the Internal Revenue Code.

Deferred income tax assets as of December 31, 2004 of $5,320,000 as a result of net operating losses, have been fully offset by valuation allowances. The valuation allowances have been established equal to the full amounts of the deferred tax assets, as the Company is not assured that it is more likely than not that these benefits will be realized.

A reconciliation of the statutory U.S. Federal rate (35%) and effective rates is as follows:

                                              Years Ended December 31,
                                        --------------------------------------
                                             2004                   2003
                                        ---------------         --------------
     Expected income tax benefit at
       Federal statutory rate           $    1,732,000          $   1,932,000
     Permanent differences                    (647,000)            (1,052,000)
     Benefit not recognized                 (1,085,000)              (880,000)
                                        ---------------         --------------
                                        $            -          $           -
                                        ===============         ==============

5. COMMITMENTS AND CONTINGENCIES

A. The Company leases various facilities under operating lease agreements expiring through April 2005. Rental expense for the years ended December 31, 2004 and 2003 was $49,883 and $40,006 respectively. Future minimum annual lease payments under the facilities lease agreements for agreements lasting more than one year are as follows:

                                  2005      $11,120

B. During the year ended December 31, 2004, the Company amended its research collaboration and licensing agreement with Georgetown University ("Georgetown"), which terminates in 2014. As consideration for Georgetown's performance under this Agreement the Company shall pay Georgetown $1,000,000 per year in quarterly installments commencing with the quarter ended March 31, 2004.

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

7. RELATED PARTY TRANSACTIONS

In the ordinary course of business, we entered into transactions with Clay County Holdings ("CCH"). These transactions include loans made to and from CCH. In the past, CCH had made a loan to Samaritan which Samaritan paid off in 2003. During 2004, Samaritan created a notes receivable with CCH for $250,000 which amount bears interest at a rate of 12% per annum. The note receivable is secured by pledge of common stock in Samaritan owned by CCH. CCH is also an affiliate of Nevada Gold and Casinos through CCH ownership of over 10% of Nevada Gold and Casinos common stock. A Director of the Company is the CEO of Nevada Gold and Casinos but is not a shareholder of CCH.

8. OTHER INCOME

Other income consists of the return of 250,000 shares of common stock that had been issued as compensation to a consultant in a prior year. The shares were returned due to the fact that the services were not performed. The shares were valued at their original issuance value, $231,350.

9. FUSION TRANSACTION

On April 22, 2003, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, pursuant to which Fusion Capital has agreed to purchase shares our common stock from time to time at the Company's option up to an aggregate amount of $10,000,000. The SEC declared effective the Company's registration statement on Form SB-2, Commission Registration No. 333-105818 on October 9, 2003. In the year ended December 31, 2004, the Company sold 8,758,240 shares of common stock to Fusion Capital for gross proceeds of $3,100,000. The proceeds from these sales were used for general corporate purposes and working capital.

10. RISKS AND UNCERTAINTIES

Marketability of the product is dependent, among other things, upon securing additional capital to successfully complete the clinical testing of the product, securing FDA approval, and procurement of viable patents.