Form 10QSB
period 2005-03-31
SAMARITAN PHARMACEUTICALS INC
filed 2005-05-13
CIK 1057377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 For The Quarterly Period Ended March 31, 2005

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the transition period from __________________to __________________

                        Commission File Number 000-26775



                         SAMARITAN PHARMACEUTICALS, INC.
               (Exact name of registrant as specified in charter)





            Nevada                                             88-0431538
            ----------                                       --------------
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                             identification No.)


                       101 Convention Center Drive, Suite 310
                             Las Vegas, Nevada                     89109
                             -----------------                    -------
                        (Address of principal executive offices)   (Zip)

              Issuer's telephone number, including area code    (702)-735-7001
                                                               -----------------


        ---------------------------------------------------------------
        Former Name, Former Address and Former Fiscal Year, if changed,
                               Since Last Report


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


The number of shares of common stock issued and outstanding as of March 31, 2005 was 133,258,403.

           Transitional Small Business Disclosure Format (check one).
                                  Yes[ ] No[x]

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.

          Consolidated Balance Sheet as of March 31, 2005
          and December 31, 2004...............................................3

          Consolidated Statements of Operations for the period from
          Inception (September 5, 1994) to March 31, 2005, and for
          the Three Months Ended March 31, 2005 and 2004......................4

          Consolidated Statements of Shareholders' Equity (Deficit) for
          the period from Inception (September 5, 1994) to March 31, 2005.....5

          Consolidated Statements of Cash Flows for the period from
          Inception (September 5, 1994) to March 31, 2005 and for the
          Three Months Ended March 31, 2005 and 2004..........................6

          Notes to Interim Financial Statements...............................7

Item 2.   Management's Discussion and Analysis of Plan of Operations.........10

Item 3.   Controls and Procedures............................................21

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.................................................22

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.......22

Item 5.    Other Information.................................................22

Item 6.    Exhibits and Reports on Form 8-K..................................23

Signatures.

                                     PART I
                              Financial Information

Item 1. Financial Statements

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 March 31, 2005

                                     ASSETS

CURRENT ASSETS:
      Cash                                                 $          2,280,217
      Marketable securities                                           1,492,702
      Interest receivable                                                40,313
      Prepaid expenses                                                   43,961
                                                           ---------------------

             TOTAL CURRENT ASSETS                                     3,857,193

PROPERTY AND EQUIPMENT                                                   42,139



OTHER ASSETS:
      Patent registration costs                                         463,499
      Purchased  technology rights                                       28,155
      Marketable securities                                             491,600
      Note receivable                                                   250,000
      Deposits                                                            2,779
                                                           ---------------------

             TOTAL OTHER ASSETS                                       1,236,033
                                                           ---------------------



                                                           $          5,135,365
                                                           =====================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                     $             81,021
      Accrued expenses                                                  116,645
                                                           ---------------------

             TOTAL CURRENT LIABILITIES                                  197,666
                                                           ---------------------




SHAREHOLDERS'  EQUITY:
      Common stock, 200,000,000 shares authorized at $.001
             par value,  133,258,403 issued and outstanding             133,258
      Additional paid-in capital                                     34,744,715
      Deferred compensation                                            (228,312)
      Treasury stock                                                   (250,248)
      Accumulated other comprehensive income                            (21,321)
      Accumulated deficit during development stage                  (29,440,393)
                                                           ---------------------

             TOTAL SHAREHOLDERS' EQUITY                               4,937,699
                                                           ---------------------


                                                           $          5,135,365
                                                           =====================







   See accompanying notes to the consolidated financial statements (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
              FROM INCEPTION (SEPTEMBER 5, 1994) TO MARCH 31, 2005
               AND FOR THE QUARTERS ENDED MARCH 31, 2005 AND 2004



                                                              From
                                                           Inception
                                                         September 5, 1994        Three months ended March 31,
                                                               To              -----------------------------------
                                                         March 31, 2005             2005               2004
                                                      ---------------------    ----------------   ----------------
REVENUES:                                             $            300,000     $             -    $             -
                                                      ---------------------    ----------------   ----------------
EXPENSES:

Research and development                                         7,010,567             727,097            105,153
Interest, net                                                       (3,742)            (17,018)                 -
General and administrative                                      21,947,570             544,183            716,744
Depreciation and amortization                                    1,155,128               7,294              6,688
Other income                                                      (369,130)                  -                  -
                                                      ---------------------    ----------------   ----------------
                                                                29,740,393           1,261,556            828,585
                                                      ---------------------    ----------------   ----------------
NET LOSS                                                       (29,440,393)         (1,261,556)          (828,585)

Other Comprehensive Income (loss)
Unrealized (loss) gain on marketable securities                    (15,697)                883                  -
Foreign currency translation adjustment                             (5,624)             (5,624)                 -
                                                      ---------------------    ----------------   ----------------
Total Comprehensive Loss                              $        (29,461,714)    $    (1,266,297)   $      (828,585)
                                                      =====================    ================   ================

Loss per share, basic  and diluted                    $              (0.83)    $         (0.01)   $         (0.01)
                                                      =====================    ================   ================

Weighted average number of shares outstanding:

                            Basic and diluted                   35,281,776         132,439,600        108,951,996
                                                      =====================    ================   ================


   See accompanying notes to the consolidated financial statements (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
              FROM INCEPTION (SEPTEMBER 5, 1994) TO MARCH 31, 2005


                                                              Shares
                                   Number       Par Value    Reserved     Additional
                                     of          Common         for         Paid in
                                   Shares         Stock      Conversion     Capital       Warrants
                                -------------   ----------   ----------   ------------   -----------
Inception at September 5, 1994             -    $       -    $       -              -    $        -

Shares issued for cash, net of
 offering costs                    6,085,386          609            -        635,481             -
Warrants issued for cash                   -            -            -              -         5,000
Shares issued as compensation
 for services                        714,500           71            -      1,428,929             -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------
December 31, 1996                  6,799,886          680            -      2,064,410         5,000

Issuance of stock, prior to
 acquisition                         206,350           21            -        371,134             -
Acquisition of subsidiary for
 stock                             1,503,000          150            -         46,545             -


Shares of parent redeemed, par
 value $.0001                     (8,509,236)        (851)           -            851             -
Shares of public subsidiary
 issued, par value $.001           7,689,690        7,690          820         (8,510)            -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------

December 31, 1997                  7,689,690        7,690          820      2,474,430         5,000

Conversion of parent's shares        696,022          696         (696)             -             -
Shares issued for cash, net of
 offering costs                      693,500          694            -        605,185             -
Shares issued in cancellation
 of debt                             525,000          525            -        524,475             -
Shares issued as compensation        400,000          400            -        349,600             -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------

December 31, 1998                 10,004,212       10,005          124      3,953,690         5,000

Conversion of parent's shares         13,000           13          (13)             -             -
Shares issued in cancellation
 of debt                              30,000           30            -         29,970             -
Shares issued for cash, net of
 offering costs                       45,000           45            -         41,367             -
Shares issued as compensation      3,569,250        3,569            -        462,113             -
Detachable warrants issued                 -            -            -              -       152,125
Detachable warrants exercised        100,000          100            -        148,900      (149,000)
Debentures converted to stock      1,682,447        1,682            -        640,438             -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------

December 31, 1999                 15,443,909       15,444          111      5,276,478         8,125

Conversion of parent's shares        128,954          129         (111)           (18)            -
Shares issued for cash, net of
offering costs                     1,575,192        1,575            -        858,460             -
Shares issued in cancellation
 of debt                             875,000          875            -        660,919             -
Shares issued in cancellation
 of accounts payable                 100,000          100            -         31,165             -
Shares issued as compensation      3,372,945        3,373            -      2,555,094             -
Warrants exercised                    38,807           39            -          3,086        (3,125)
Warrants expired                           -            -            -          5,000        (5,000)

Net loss                                   -            -            -              -             -
                                 ------------    ---------    ----------   ------------   -----------

December 31, 2000                 21,534,807       21,535            -      9,390,184             -

         See accompanying notes to the consolidated financial statements



Shares issued for cash, net of
 offering cost                     6,497,088        6,497            -      1,257,758             -
Shares issued as compensation      9,162,197        9,162            -      1,558,599             -
Shares issued for previously
 purchased shares                    342,607          342            -        188,208             -
Shares issued in cancellation
 of accounts payable                 200,000          200            -         68,880             -
Amortization of deferred
 compensation                              -            -            -              -             -
Stock options issued for
 services                                  -            -            -        439,544             -
Net loss                                   -            -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------

December 31, 2001                 37,736,699        37,736            -     12,903,173             -

Shares issued for cash, net of
 offering costs                   18,657,500        18,658            -      2,077,641             -
Shares issued as compensation      3,840,525         3,841            -      1,044,185             -
Shares issued for previously
 purchased shares                     50,000            50            -          4,950             -
Shares issued in cancellation
 of accounts payable               4,265,184         4,265            -        539,291             -
Amortization of deferred
 compensation                              -             -            -              -             -
Shares issued in cancellation
 of notes payable                          -             -            -              -             -
Stock options issued for
  services                                 -             -            -        225,000             -
Net loss                                   -             -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------

December 31, 2002                 64,549,908        64,550                  16,794,240


Shares issued for cash, net of
 offering costs                   17,493,664        17,493            -      2,392,296             -
Shares issued as compensation      4,062,833         4,063            -        549,779             -
Shares issued for previously
 purchased shares                  1,160,714         1,161            -        161,339             -
Shares issued in cancellation
 of accounts payable and
 accrued compensation              9,615,870         9,616            -      3,448,950             -
Shares issued in cancellation
of notes payable                           -             -            -              -             -
Shares issued in connection
 with equity financing             3,125,000         3,125                      (3,125)            -
Exercise of stock options          7,770,892         7,771            -      1,112,077             -
Shares reacquired in settlement
 of judgement                     (1,564,048)       (1,564)           -        251,812             -
Stock options issued for
 services                                  -             -            -        145,000             -
Net loss                                   -             -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------

December 31, 2003                106,214,833       106,215            -     24,852,368             -


Shares issued for cash, net
 of offering costs                11,426,733        11,427            -      4,289,511             -
Shares issued as compensation,
expensed                           2,081,249         2,081            -      1,788,397             -
Amortization of deferred
compensation                               -             -            -              -             -
Shares issued for previously
 purchased shares                     83,332            83            -         12,417             -
Exercise of stock options         16,950,468        16,951            -      4,841,869             -
Exercise of warrants                 635,000           635            -        449,365             -
Shares issued in connection
 with equity financing             8,758,240         8,758            -      3,091,243             -
Stock retired in settlement of
 subscriptions receivable        (13,869,656)      (13,870)           -     (5,964,798)            -
Shares reacquired in settlement
of judgement                        (250,000)         (250)           -       (231,100)            -
Stock options issued for services          -             -            -        567,771             -
Other comprehensive income (loss)          -             -            -              -             -
Net loss                                                 -            -                            -
                                 ------------    ----------   ----------   ------------   -----------
December 31, 2004                132,030,199       132,030            -     33,697,043             -

Amortization of deferred
compensation                               -             -           -                             -
Shares issued in connection
with equity financing              1,228,204         1,228           -         998,772             -
Stock options issued for services          -             -           -          48,900             -
Other comprehensive income (loss)          -             -           -               -             -
Net loss                                   -             -           -               -             -
                                 ------------    ----------   ---------    ------------   -----------

March 31, 2005                   133,258,403     $ 133,258    $      -     $34,744,715    $        -
                                 ============    ==========   =========    ============   ===========

         See accompanying notes to the consolidated financial statements



                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STATE COMPANY)

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

              FROM INCEPTION (SEPTEMBER 5, 1994) TO MARCH 31, 2005

                                               Accumulated
                                                  Other          Stock                                       Total
                                    Deferred    Comprehensive Subscriptions  Treasury    Accumulated     Shareholders'
                                   Compensation   Income      Receivable     Shares       Deficit          (Deficit)
                                  ------------- ------------ ------------  -----------  -------------   ---------------
Inception at September 5, 1994    $         -             -  $         -   $        -   $          -    $            -

Shares issued for cash, net of
 offering costs                             -             -            -            -              -           636,090
Warrants issued for cash                    -             -            -            -              -             5,000
Shares issued as compensation
 for services                               -             -            -            -              -         1,429,000

Net loss                                    -             -            -            -     (2,152,843)       (2,152,843)
                                  ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 1996                           -             -            -            -     (2,152,843)          (82,753)

Issuance of stock, prior to
 acquisition                                -             -            -            -              -           371,155
Acquisition of subsidiary
 for stock                                  -             -            -            -              -            46,695


Shares of parent redeemed,
 par value $.0001                           -             -            -            -              -                 -
Shares of public subsidiary
 issued, par value $.001                    -             -            -            -              -                 -

Net loss                                    -             -            -            -       (979,635)         (979,635)
                                  ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 1997                           -             -            -            -     (3,132,478)         (644,538)

Conversion of parent's shares               -             -            -            -              -                 -
Shares issued for cash, net
 of offering costs                          -             -            -            -              -           605,879
Shares issued in cancellation
 of debt                                    -             -            -            -              -           525,000
Shares issued as compensation               -             -            -            -              -           350,000

Net loss                                    -             -            -            -     (1,009,945)       (1,009,945)
                                  ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 1998                           -             -            -            -     (4,142,423)         (173,604)

Conversion of parent's shares               -             -            -            -              -                 -
Shares issued in cancellation
 of debt                                    -             -            -            -              -            30,000
Shares issued for cash, net of
 offering costs                             -             -            -            -              -            41,412
Shares issued as compensation               -             -            -            -              -           465,682
Detachable warrants issued                  -             -            -            -              -           152,125
Detachable warrants exercised               -             -            -            -              -                 -
Debentures converted to stock               -             -            -            -              -           642,120

Net loss                                    -             -            -            -     (1,671,255)       (1,671,255)
                                  ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 1999                           -             -            -            -     (5,813,678)         (513,520)

Conversion of parent's shares               -             -            -            -              -                 -
Shares issued for cash, net of
 offering costs                             -             -            -            -              -           860,035
Shares issued in cancellation
 of debt                                    -             -            -            -              -           661,794
Shares issued in cancellation
 of accounts payable                        -             -            -            -              -            31,265
Shares issued as compensation        (759,560)            -            -            -              -         1,798,907
Warrants exercised                          -             -            -            -              -                 -
Warrants expired                            -             -            -            -              -                 -

Net loss                                    -             -            -            -     (3,843,308)       (3,843,308)
                                  ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 2000                    (759,560)            -            -            -     (9,656,986)       (1,004,827)



         See accompanying notes to the consolidated financial statements



Shares issued for cash, net
 of offering costs                          -             -            -            -              -         1,264,255
Shares issued as compensation        (230,512)            -            -            -              -         1,337,249
Shares issued for previously
 purchased shares                           -             -            -            -              -           188,550
Shares issued in cancellation
 of accounts payable                        -             -            -            -              -            69,080
Amortization of deferred
  compensation                        495,036             -            -            -              -           495,036
Stock options issued for
 services                                   -             -            -            -              -           439,544
Net loss                                    -             -            -            -     (4,079,806)       (4,079,806)
                                   ----------- ------------- ------------  -----------  -------------   ---------------
December 31, 2001                    (495,036)            -            -            -    (13,736,792)       (1,290,919)

Shares issued for cash, net
 of offering costs                          -             -            -            -              -         2,096,299
Shares issued as compensation               -             -            -            -              -         1,048,026
Shares issued for previously
 purchased shares                           -             -            -            -              -             5,000
Shares issued in cancellation
 of accounts payable                        -             -            -            -              -           543,556
Amortization of deferred
 compensation                         495,036             -            -            -              -           495,036
Shares issued in cancellation
 of notes payable                           -             -            -            -              -                 -
Stock options issued for
 services                                   -             -            -            -              -           225,000
Net loss                                    -             -            -            -     (4,057,153)       (4,057,153)
                                   ----------- ------------- ------------  -----------  -------------   ---------------
December 31, 2002                           -             -            -            -    (17,793,945)         (935,155)


Shares issued for cash, net of
 offering costs                             -             -            -            -              -         2,409,789
Shares issued as compensation               -             -            -            -              -           553,842
Shares issued for previously
 purchased shares                           -             -            -            -              -           162,500
Shares issued in cancellation
 of accounts payable and
 accrued compensation                       -             -            -            -              -         3,458,566
Shares issued in cancellation
 of notes payable                           -             -                                                          -
Shares issued in connection
 with equity financing                      -             -            -            -              -                 -
Exercise of stock options                   -             -   (1,119,848)           -              -                 -
Shares reacquired in settlement
 of judgement                               -             -            -     (250,248)             -                 -
Stock options issued for
 services                                   -             -            -            -              -           145,000
Net loss                                    -             -            -            -     (5,520,531)       (5,520,531)
                                   ----------- ------------- ------------  -----------  -------------   ---------------
December 31, 2003                           -             -   (1,119,848)    (250,248)   (23,314,476)          274,011

Shares issued for cash, net
 of offering costs                          -             -           -            -              -          4,300,938
Shares issued as compensation,
expensed                             (544,416)            -           -            -              -          1,246,062
Amortization of deferred
compensation                          240,000             -           -            -              -            240,000
Shares issued for previously
 purchased shares                           -             -           -            -              -             12,500
Exercise of stock options                   -             -  (4,858,820)           -              -                  -
Exercise of warrants                        -             -           -            -              -            450,000
Shares issued in connection
 with equity financing                      -             -           -            -              -          3,100,001
Stock retired in settlement of
 subscriptions receivable                   -             -   5,978,668            -              -                  -
Shares reacquired in settlement
of judgement                                -             -                        -              -           (231,350)
Stock options issued for services           -             -                        -              -            567,771
Other comprehensive income (loss)           -       (16,580)                       -              -            (16,580)
Net loss                                    -             -           -            -     (4,864,361)        (4,864,361)
                                  ------------ ------------- -----------   ----------   ------------   ----------------
December 31, 2004                    (304,416)      (16,580)         0      (250,248)   (28,178,837)         5,078,992

Amortization of deferred
compensation                           76,104             -          -             -              -             76,104
Shares issued in connection with
equity financing                            -             -          -             -              -          1,000,000
Stock options issued for services           -             -          -             -              -             48,900
Other comprehensive income (loss)           -        (4,741)         -             -              -             (4,741)
Net loss                                    -             -          -             -     (1,261,556)        (1,261,556)
                                  ------------ ------------- -----------   ----------   ------------   ----------------
March 31, 2005                    $  (228,312) $    (21,321) $       -     $(250,248)  $(29,440,393)   $     4,937,699
                                  ============ ============= ===========   ==========   ============   ================



         See accompanying notes to the consolidated financial statements

                         SAMARITAN PHARMACEUTICALS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
    FROM INCEPTION (SEPTEMBER 5, 1994) TO MARCG 31, 2005 AND FOR THE QUARTERS
                          ENDED MARCH 31, 2005 AND 2004


                                                       From
                                                    Inception
                                                 September 5, 1994     Three months ended March 31,
                                                        To           --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:             March 31, 2005         2005               2004
                                                -------------------  ---------------  ---------------
Net loss                                        $      (29,440,393)  $   (1,261,556)  $     (828,585)
Adjustments to reconcile net loss to net cash
 used in operating activities:
         Depreciation and amortization                   1,155,128            7,294           6,688
         Stock based compensation                        9,590,130                -         352,475
         Stock options issued for services               1,426,215           48,900               -
         Amortization of deferred compensation           1,306,176           76,104               -
         Other income                                     (231,350)               -               -
(Increase) decrease in assets:
         Interest receivable and prepaids                  (97,514)          (7,925)            442
         Deposits                                           12,941                -               -
Increase (decrease) in liabilities:
         Accounts payable and accrued expenses           2,058,481           27,501         (30,553)
                                                -------------------   --------------   -------------

NET CASH USED IN OPERATING ACTIVITIES                  (14,220,186)      (1,109,682)       (499,533)
                                                -------------------   --------------   -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of technology                                    (108,969)               -               -
Purchase of furniture and equipment                       (125,451)          (9,488)         (6,073)
Note receivable                                           (250,000)               -               -
Purchase of Marketable securities                       (2,000,000)               -               -
Patent registration costs                                 (472,919)         (33,440)        (13,020)
                                                -------------------   --------------   -------------

NET CASH USED IN INVESTING ACTIVITIES                   (2,957,339)         (42,928)        (19,093)
                                                -------------------   --------------   -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants                                     607,126                -               -
Proceeds from debentures                                   642,120                -               -
Proceeds from stock issued for cash                     12,583,569                -       3,934,590
Proceeds from equity financing                           4,100,001        1,000,000               -
Common stock to be issued                                  206,050                -               -
Short-term loan repayments                                (288,422)               -               -
Short-term loan proceeds                                 1,612,922                -               -
                                                -------------------   --------------   -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES               19,463,366        1,000,000       3,934,590
                                                -------------------   --------------   -------------

EFFECT OF EXCHANGE RATE CHANGES
ON CASH                                                     (5,624)          (5,624)              -
                                                -------------------   --------------   -------------


INCREASE (DECREASE) IN CASH                              2,280,217         (158,234)      3,415,964
CASH AT BEGINNING OF PERIOD                                      -        2,438,451         370,585
                                                -------------------   --------------   -------------

CASH AT END OF PERIOD                           $        2,280,217    $   2,280,217    $  3,786,549
                                                ===================   ==============   =============

NON-CASH FINANCING & INVESTING ACTIVITIES:

Purchase of net, non-cash assets of  subsidiary
     for stock                                  $              195    $           -    $          -
Issuance of common stock, previously subscribed $          180,000    $           -    $     12,500
Treasury stock acquired through settlement
of judgement                                    $          250,248    $           -    $          -
Stock subscriptions receivable                  $        1,119,848    $           -    $  1,119,848
Stock received in settlement                    $         (231,350)   $           -    $          -
Stock as compensation for services              $        5,175,792    $           -    $          -
Stock issued in cancellation of accounts
payable                                         $        4,248,938    $           -    $          -
Exercise of stock options                       $        4,858,820    $           -    $          -


   See accompanying notes to the consolidated financial statements (unaudited)

                         Samaritan Pharmaceuticals, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2005

Note 1.  - Basis  of  Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2004, included in the Form10-KSB for the year then ended.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2005, and the results of operations and cash flows for the three month period ending March 31, 2005 have been included. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Note 2.  - Summary of Significant Accounting Policies.

        A. Samaritan Pharmaceuticals, Inc. was formed in September 1994 and became public in October 1997. Our principal executive offices are located in Las Vegas, Nevada.

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

The Company has licensed 1 issued U.S. patent and has licensed 13 pending patent applications in the U.S. to protect its proprietary methods and processes. The Company also licensed corresponding foreign patent applications for certain of these U.S. patent applications. As of March 31, 2005, its patent portfolio outside the U.S. comprised of 1 licensed issued patent and over 13 licensed pending patent applications. The issued U.S. patent and pending patent applications relate to Alzheimer's, Cancer, Cardiovascular, and HIV indications. Certain U.S. patents may be eligible for patent term extensions under the Hatch-Waxman Act for the lost opportunity to market and sell the invention during the regulatory review process.

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

             F. Earnings (loss) per share

The Company reports loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") no. 128, "Earnings Per Share." The per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock have not been included, as the effect would be antidilutive. The Company had 23,766,018 options outstanding at March 31, 2005, which were not included.

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

             K.  Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107 "Disclosures about Fair Value of Financial Instruments" ("SFAS 107") requires the disclosure of fair value information about financial instruments whether or not recognized on the balance sheet, for which it is practicable to estimate the value. Where quoted market prices are not readily available, fair values are based on quoted market prices of comparable instruments. The carrying amount of cash, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments.

             L.  Marketable Securities

At March 31, 2005, the Company held three brokered Certificates of Deposit with a total market value of $1,984,302. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive loss in Shareholder's Equity. Realized gains and losses will be determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

Note 3 - Stock Based Compensation

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

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have been reported as follows:


                                               Three months            Three months
                                                  ended                    ended
                                              March 31,2005           March 31, 2004
                                             ---------------         ----------------
Net Loss:
         As reported                         $    (1,261,556)        $   (828,585)
         Pro Forma                           $    (2,559,387)        $ (3,104,858)
Basic and diluted loss per common share:
         As reported                         $         (0.01)        $      (0.01)
             Pro Forma                       $         (0.02)        $      (0.03)


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

General Overview

We are a small cap biopharmaceutical company focused on the development of novel therapeutic and diagnostic products. We have devoted substantially all of our resources to undertaking our drug discovery and development programs. The majority of our resources have been expended in the pursuit of FDA required preclinical studies, and Phase II/III clinical trials, for Samaritan's HIV drug SP-01A, an oral entry inhibitor.

In addition, and at the same time, Samaritan has devoted major resources to its Alzheimer's technology, which features: three therapeutics, SP-04, SP-08, and SP-233; two stem cell, neuron differentiation therapies, SP-sc4 and SP-sc7; a predictive Alzheimer's diagnostic; and an Alzheimer's animal model. Samaritan, as well, has devoted resources to its cancer drug, SP-C007, and a breast cancer diagnostic; plus, its cholesterol recognition peptide, which plays a role in transforming and binding LDL cholesterol while subsequently raising HDL.

Plan of Operation

We have used the proceeds from private placements of our capital stock primarily to expand our preclinical and clinical efforts as well as for general working capital. At this time we are beginning to commit additional resources to the development of SP-01A as well as for the development of our other drugs. Additional detail regarding the human trials and INDs that the Company plans to file are discussed in Part I, Item 1, Description of Business, of the 10-KSB annual report filed on April 15, 2005.

We incurred research and development expenses of $727,097 for the quarter ended March 31, 2005, as compared to $105,153 in the year-earlier period, an increase of $621,944 or 591.5%. This increase was primarily due to our increase in financial commitment with Georgetown University, additional expenses related to development of SP-01A including payments to Pharmaplaz, Ireland for the manufacturing of SP-01A and performing the work necessary to complete the chemistry, manufacturing and controls (CMC) section of New Drug Application for the FDA which will be submitted with studies conducted under the IND for SP-01A. We expect that research and development expenditures related to drug discovery and development will increase during the remainder of 2005 and subsequent years due to FDA clinical trials which include the continuation and expansion of clinical trials for our HIV drug program, Alzheimer's drug program, the initiation of trials for other potential indications and additional study expenditures for potential pharmaceutical candidates. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical testing and clinical trial-related activities. In conjunction with the additional research and development activities we expect to conduct, we anticipate adding two administrative staff and four research and development support personnel in the next 12 months. In June 2004, we also hired a Chief Drug Development Officer at an annual salary of $300,000 plus benefits.

General and administrative expenses decreased to $544,183 for the quarter ended March 31, 2005 from $716,744 in the same period in 2004. The decrease of $172,561 was primarily due to a reduction in stock-based consulting and compensation costs.

Depreciation and amortization amounted to $7,294 and $6,688 for the quarter ended March 31, 2005 and 2004, respectively, an increase of $606 or 9.1%. Interest income amounted to $(17,018) and $0 for the quarter ended March 31, 2005 and 2004, respectively, an increase of $17,018. The decrease is due to interest earned from holding our cash in marketable securities and certificates of deposits.

We had a net loss of $1,261,556 and $828,585 for the quarter ended March 31, 2005 and March 31, 2004, respectively and had a loss per share of $(0.01) and $(0.01) for quarter ended March 31, 2005 and March 31, 2004, (an increase of $432,971 or 52.3%), respectively. Our expenses have related mainly to costs incurred in research activities for the development of our drug candidates and from administrative expenses required to support these efforts. As a result of the factors noted above, the net loss since inception on September 5, 1994 to March 31, 2005 was $29,440,393. We expect losses to continue for the near future, and such losses will likely increase as human clinical trials are undertaken in the United States for drugs. Future profitability will be dependent upon our ability to complete the development of our pharmaceutical products, obtain necessary regulatory approvals and effectively market such products. In addition, future profitability will require that the Company establish agreements with other parties for the clinical testing, manufacturing, commercialization and sale of its products.

As of March 31, 2005, the Company's cash position is $2,280,217 and the Company has $1,984,302 of marketable securities. We are continuing efforts to raise additional capital and execute our research and development plans. Even if we are successful in raising sufficient money to carry out these plans, additional clinical development, necessary to bring our products to market, we will require significant additional capital.

Liquidity and Capital Resources

Cash used in operating activities during the three-month period ended March 31, 2005 was $1,109,682 compared to $499,533 for the same period a year earlier. The increase is primarily due to the additional expenses related to development of SP-01A including payments to Pharmaplaz for performing work to complete the chemistry, manufacturing and controls (CMC) information that will be submitted for studies conducted under the IND for SP-01A.

Cash used in investing activities was $42,928 for the three months period ended March 31, 2005, compared to $19,093 in for the same period in 2004. The increase is primarily due to the increase in patent registration cost and the purchase of furniture and equipment.

Cash provided by financing activities was $1,000,000 for the three-month period ended March 31, 2005, compared to $3,934,590 in the same period for 2004, a decrease of $2,934,590 or 74.6%. The decrease was due to the decrease in equity financing compared to last year.

Current assets as of March 31, 2005 were $3,857,193 as compared to $5,836,907 for the comparable 2004 period, a decrease of $1,979,714 or 33.9%. The decrease was primarily due to investment in certificates of deposits with maturity dates over a year. Current liablities as of March 31, 2004 were $197,666 as compared to $357,757 for the same period in 2004, a decrease of $160,091 or 44.7%.

On April 22, 2003, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, pursuant to which Fusion Capital has agreed to purchase our common stock from time to time at our option up to an aggregate amount of $10,000,000. The SEC declared effective the Company's registration statement on Form SB-2, Commission Registration No. 333-105818 on October 9, 2003. The amount of shares remaining under this Registration Statement as of March 31, 2005 was 1,791,351.

On May 12, 2005, we entered into a new common stock purchase agreement with Fusion Capital pursuant to which Fusion Capital has agreed to purchase our common stock from time to time at our option up to an aggregate amount of $40,000,000 additional funding over 50 months from the date the SEC declares effective a registration statement covering the shares of common stock to be purchased by Fusion Capital under the new agreement. Under the new agreement, the shares will be priced based on the market price of our shares at the time of sale to Fusion Capital. In general, we have the right to sell up to $40,000 of our common stock on each business day and can increase that amount to as much as $1,000,000 in any one day depending on the market price of our shares. We have the right to control timing and the amount of shares we sell to Fusion Capital. This new agreement does not constitute an offer to sell securities, and an offer to sell securities will only be made if certain conditions are met, including the termination of the common stock purchase agreement dated April 22, 2003 and the declaration of effectiveness by the SEC of a registration statement covering the shares of common stock to be purchased by Fusion Capital under the new agreement.

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

Even with our financing arrangement with Fusion Capital, we may require substantial additional funds to sustain our operations and grow our business. The amount of which will depend, among other things, on the rate of progress and the cost of our research and product development programs and clinical trial activities, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, and the cost of developing manufacturing and marketing capabilities, if we decide to undertake those activities. The clinical development of a therapeutic product is a very expensive and lengthy process and may be expected to utilize $5 to $20 million over a three to six year development cycle. Although we believe we could license the manufacturing and marketing rights to our products in return for up-front licensing and other fees and royalties on any sales, there can be no assurance that we will be able to do so in the event we seek to do so. We need to obtain additional funds to develop our therapeutic products and our future access to capital is uncertain. The allocation of limited resources is an ongoing issue for us as we move from research activities into the more costly clinical investigations required to bring therapeutic products to market.

The extent we rely on Fusion Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. Even if we are able to access the full amount under the common stock purchase agreement with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans. If we are unable to obtain additional financing we might be required to delay, scale back or eliminate certain of our research and product development programs or clinical trials, or be required to license third parties to commercialize products or technologies that we would otherwise undertake ourselves, or cease certain operations all together, any of which might have a material adverse effect upon us. If we raise additional funds by issuing equity securities, dilution to stockholders may result, and new investors could have rights superior to existing holders of shares. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, operating results, financial condition, and prospects.

We have been able to meet our cash needs during the past 12 months through a combination of funds received through private placements and funds received under a common stock purchase agreement with Fusion Capital. We will continue to explore avenues to obtain the capital needed for our operations through private placements and by sale of our shares to Fusion Capital.

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

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment", or SFAS 123R, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R requires companies to expense the value of employee stock options and similar awards.

Share-based payments will be measured at fair value on the grant date, based on the estimated number of awards that are expected to vest. SFAS 123R applies to all unvested share-based awards outstanding at the company's adoption date. SFAS 123R eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principals Board Opinion No. 25 "Accounting for Stock Issued to Employees". SFAS 123R will be effective for our fiscal year beginning January 1, 2006. We are currently evaluating the effect of this pronouncement.

In April, 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations", which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, which is generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Interpretation No. 47 is effective no later than the end of fiscal years beginning after December 15, 2005. We are currently evaluating the effect of this pronouncement.

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

We have a substantial accumulated deficit and limited access to debt financing.

The Company had an accumulated deficit of $29,440,393 as of March 31, 2005. Since the Company presently has no source of revenues and is committed to continuing its product research and development program, significant expenditures and losses will continue until development of new products is completed and such products have been clinically tested, approved by the FDA and successfully marketed. In addition, the Company has funded its operations primarily through the sale of Company securities, and has had limited access to debt financing for its product development and other activities. We do not believe that debt financing from financial institutions will be available until at least the time that one of our products is approved for commercial production.

We have no current product sales revenues or profits.

The Company has devoted its resources to developing a new generation of therapeutic drug products, but such products cannot be marketed until clinical testing is completed and governmental approvals have been obtained. Accordingly, there is no current source of revenues, much less profits, to sustain the Company's present activities and no revenues will likely be available until, and unless the new products are clinically tested, approved by the FDA and successfully marketed, either by the Company or a marketing partner, an outcome which the Company is not able to guarantee.

It is uncertain that the Company will have access to future capital or government grants.

It is not expected that the Company will generate positive cash-flow from operations for at least the next several years. As a result, substantial additional equity or debt financing or the receipt of one or more government grants for research and development and/or clinical development will be required to fund our activities. We cannot be certain that we will be able to consummate any such financing on favorable terms, if at all, or receive any such government grants or that such financing or government grants will be adequate to meet our capital requirements. Any additional equity financing could result in substantial dilution to stockholders, and debt financing, if available, will most likely involve restrictive covenants which preclude the Company from making distributions to stockholders and taking other actions beneficial to stockholders. If adequate funds are not available, the Company may be required to delay or reduce the scope of its drug development program or attempt to continue development by entering into arrangements with collaborative partners or others that may require the Company to relinquish some or all of its rights to proprietary drugs. The inability to fund its capital requirements would have a material adverse effect on the Company.

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

Uncertainties related to health care reform measures may affect the Company's success. There have been a number of federal and state proposals during the last few years to subject the pricing of health care goods and services, including prescription drugs, to government control and to make other changes to the U.S. health care system. It is uncertain which legislative proposals will be adopted or what actions federal, state, or private payors for health care treatment and services may take in response to any health care reform proposals or legislation. The Company cannot predict the effect health care reforms may have on its business, and there is no guarantee that any such reforms will not have a material adverse effect on the Company.

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

The Company does not have any manufacturing capacity. When required, the Company will seek to establish relationships with third-party manufacturers for the manufacture of clinical trial material and the commercial production of a drug product just as it has with Pharmaplaz, Ltd. There can be no assurance that the Company will be able to establish relationships with third-party manufacturers on commercially acceptable terms or that third-party manufacturers will be able to manufacture a drug product on a cost-effective basis in commercial quantities under good manufacturing practices mandated by the FDA. The dependence upon third parties for the manufacture of products may adversely affect future costs and the ability to develop and commercialize a drug product on a timely and competitive basis. Further, there can be no assurance that manufacturing or quality control problems will not arise in connection with the manufacture of the drug product or that third party manufacturers will be able to maintain the necessary governmental licenses and approvals to continue manufacturing such products. Any failure to establish relationships with third parties for its manufacturing requirements on commercially acceptable terms would have a material adverse effect on the Company.

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

We do not intend to pay  dividends on our Common Stock.

The Company has never paid cash dividends on Common Stock, and does not intend to do so in the foreseeable future.

The issuance of more common shares or our preferred stock may adversely affect our Common Stock.

Our Board of Directors is authorized to issue more common stock and designate one or more series of preferred stock and to fix the rights, preferences, privileges and restrictions thereof, without any action by the stockholders. The designation and issuance of such shares of our preferred stock may adversely affect the Common Stock, if the rights, preferences and privileges of such preferred stock (i) restrict the declaration or payment of dividends on Common Stock, (ii) dilute the voting power of Common Stock, (iii) impair the liquidation rights of the Common Stock or (iv) delay or prevent a change in control of the Company from occurring, among other possibilities.

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

Pursuant to the Company's Certificate of Incorporation and by-laws, as authorized under applicable Nevada law, directors are not liable for monetary damages for breach of fiduciary duty, except in connection with a breach of the duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Nevada law or for any transaction in which a director has derived an improper personal benefit. A Certificate of Incorporation and by-laws provide that the Company must indemnify its officers and directors to the fullest extent permitted by Nevada law for all expenses incurred in the settlement of any actions against such persons in connection with their having served as officers or directors.

Item 3.  Controls and Procedures.


a.   Evaluation Of Disclosure Controls And Procedures

     Samaritan   Pharmaceuticals'  Principal  Executive  Officer  and  Principal
Accounting and Financial Officer, after evaluating the effectiveness of Samaritan Pharmaceuticals' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that as of such date, Samaritan Pharmaceuticals' disclosure controls and procedures were adequate and effective to ensure that material information relating to Samaritan Pharmaceuticals that is required to be disclosed by Samaritan Pharmaceuticals in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and accumulated and communicated to Samaritan Pharmaceuticals' management, including its Principal Executive Officer and Principal Accounting and Financial Officer, to allow timely decisions regarding required disclosure.


b.   Changes In Internal Controls Over Financial Reporting

     In connection with the evaluation of Samaritan Pharmaceuticals' internal controls during Samaritan Pharmaceuticals' last fiscal quarter, Samaritan
Pharmaceuticals' Principal Executive Officer and Principal Accounting and Financial Officer have reviewed and determined that there are no changes to Samaritan Pharmaceuticals' internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, Samaritan Pharmaceuticals' internal controls over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         We are, from time to time, involved in various legal proceedings in the ordinary course of our business. While it is impossible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these proceedings will not have a material adverse effect on the financial statements of the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.


Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the first quarter of 2005.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

                      a.         Exhibits


 DESIGNATION OF EXHIBIT
  AS SET FORTH IN ITEM
 601 OF REGULATION S-B            DESCRIPTION                                                 LOCATION
----------------------- ------------------------------------------------------------ -----------------------------------------------
2.1                     Agreement and Plan of Reorganization                         Filed as an exhibit to Samaritan
                                                                                     Pharmaceutical's Form 10-SB, filed on July
                                                                                     21, 1999, and incorporated herein by
                                                                                     reference

3.1                     Articles of Incorporation, as amended and restated           Filed as an exhibit to Samaritan
                                                                                     Pharmaceutical's Registration Statement on
                                                                                     Form SB-2 (SEC file number 333-105818) an
                                                                                     incorporated herein by reference.

3.2                     Bylaws                                                       Filed as an exhibit to Samaritan
                                                                                     Pharmaceutical's Annual Report on Form 10K-
                                                                                     SB, filed on April 3, 2001, and
                                                                                     incorporated herein by reference.

4.1                     Form of common stock certificate                             Filed as an exhibit to Samaritan
                                                                                     Pharmaceutical's Form 10-SB, filed on July
                                                                                     21, 1999, and incorporated herein by
                                                                                     reference

4.2                     2001 Stock Option Plan                                       Filed as an exhibit to Form 10-QSB on August
                                                                                     16, 2004 and incorporate herein by reference.

10.1                    Assignment between Linda Johnson and the Company dated       Filed as exhibit to Samaritan
                        September 6, 2000                                            Pharmaceutical's Quarterly Report on Form
                                                                                     10-QSB filed on August 14, 2002, and
                                                                                     incorporated herein by reference.


10.2                    Assignment between Linda Johnson and Spectrum                Filed as exhibit to Samaritan
                        Pharmaceuticals Corporation dated May 14, 1999               Pharmaceutical's Quarterly Report on Form
                                                                                     10-QSB filed on August 14, 2002, and
                                                                                     incorporated herein by reference.



10.3                    Agreement containing the assignment of U.S. Patent           Filed as exhibit to Samaritan
                        Application 07/233,247 with improvements dated May 22,       Pharmaceutical's Quarterly Report on Form
                        1990                                                         10-QSB filed on August 14, 2002, and
                                                                                     incorporated herein by reference.


10.4                    Common Stock Purchase Agreement between Company and Fusion   Filed as an exhibit to Samaritan
                        Capital Fund II, LLC dated April 22, 2003                    Pharmaceutical's Report on Form 8-K filed
                                                                                     on April 25, 2003, and incorporated herein
                                                                                     by reference.

10.5                    Registration Rights Agreement between Company and Fusion     Filed as an exhibit to Samaritan
                        Capital Fund II, LLC dated April 22, 2003                    Pharmaceutical's Report on Form 8-K filed
                                                                                     on April 25, 2003, and incorporated herein
                                                                                     by reference.

10.6                    Agreement between Samaritan Pharmaceuticals, Inc. and        Filed as an exhibit to Form 10-QSB on
                        Thomas Lang                                                  August 16, 2004 and incorporate herein by
                                                                                     reference.

10.7                    Agreement between Samaritan Pharmaceuticals, Inc. and        Filed as exhibit to Samaritan
                        Eugene Boyle                                                 Pharmaceutical's Quarterly Report on Form
                                                                                     10-QSB filed on August 14, 2002, and
                                                                                     incorporated herein by reference.


10.8                    Agreement between Samaritan Pharmaceuticals, Inc. and        Filed as exhibit to Samaritan
                        Janet Greeson                                                Pharmaceutical's Quarterly Report on Form
                                                                                     10-QSB filed on August 14, 2002, and
                                                                                     incorporated herein by reference.


10.9                    Research Collaboration and Licensing Agreement between       Filed as an exhibit to Samaritan
                        Georgetown University and Samaritan Pharmaceuticals, Inc.,   Pharmaceutical's Registration Statement on
                        dated June 8, 2001                                           Form SB-2 (SEC file number 333-105818) an
                                                                                     incorporated herein by reference.


10.10                   Master Clinical Trial and Full Scale Manufacturing           Filed as an exhibit to Form 10-QSB on
                        Agreement dated October 5, 2004                              November 15, 2004 and incorporated herein
                                                                                     by reference.


10.11                   Common Stock Purchase Agreement between Company and          Provided herewith
                        Fusion Capital Fund II, LLC, dated May 12, 2005

10.12                   Registration Rights Agreement between Company and Fusion     Provided herewith
                        Capital Fund II, LLC dated May 12, 2005



14.1                    Code of Ethics                                               Filed as an exhibit to Form 10-KSB on April
                                                                                     15, 2003 and incorporate herein by
                                                                                     reference.


16.1                    Letter on change in certifying accountant                    Filed as an exhibit to Form 8-K, on
                                                                                     September 27, 2002 and incorporated herein
                                                                                     by reference.


21.1                    List of Subsidiaries                                         Filed as an exhibit to Samaritan
                                                                                     Pharmaceutical's Form 10-SB, filed on July
                                                                                     21, 1999, and incorporated herein by
                                                                                     reference

31.1                    Certification of Chief Executive Officer                     Provided herewith

31.2                    Certification of Chief Financial Officer                     Provided herewith

32.1                    Certification re: Section 906                                Provided herewith

32.2                    Certification re: Section 906                                Provided herewith



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SAMARITAN PHARMACEUTICALS, INC.



Dated:  May 13, 2005                         By:      /s/ Eugene Boyle
                                                      -------------------
                                                          Eugene Boyle
                                                      Chief Operating Officer,
                                                      Chief Financial Officer,
                                                      and Director