Form 10QSB
period 2005-06-30
SAMARITAN PHARMACEUTICALS INC
filed 2005-08-15
CIK 1057377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                        [x] QUARTERLY REPORT PURSUANT TO
                      SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934 For The
                      Quarterly Period Ended June 30, 2005

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from ____________to____________

                        Commission File Number 000-26775



                         SAMARITAN PHARMACEUTICALS, INC.
               (Exact name of registrant as specified in charter)


                  Nevada                        88-0431538
                ----------                      ----------
       (State or other jurisdiction of        (I.R.S. Employer
       Incorporation or organization)       identification No.)



                 101 Convention Center Drive, Suite 310
                          Las Vegas, Nevada                   89109
                          -----------------                  -------
                 (Address of principal executive offices)     (Zip)

           Issuer's telephone number, including area code 702-735-7001
                                                          ------------


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

                                                                    Yes[x] No[ ]

The number of shares of common stock issued and outstanding as of June 30, 2005 was 135,715,721.

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

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.

          Consolidated Balance Sheet as of June 30, 2005...................... 3

          Consolidated Statements of Operations for the period from
          Inception (September 5, 1994) to June 30, 2005, and for the
          Three Months and Six Months Ended June 30, 2005 and 2004............ 4

          Consolidated Statements of Shareholders' Equity (Deficit) for
          the period from Inception (September 5, 1994) to June 30, 2005...... 5

          Consolidated Statements of Cash Flows for the period from
          Inception (September 5, 1994) to June 30, 2005 and for the
          Six Months Ended June 30, 2005 and 2004............................. 6

          Notes to Interim Financial Statements............................... 7

Item 2.   Management's Discussion and Analysis of Plan of Operations..........10

Item 3.   Controls and Procedures.............................................26

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................26

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.........26

Item 4.   Submission of Matters to a Vote of Security Holders.................27

Item 5.   Other Information...................................................27

Item 6.   Exhibits ...........................................................27

Signatures.

PART I
Financial Information

Item 1.  Financial Statements

                             SAMARITAN PHARMACEUTICALS, INC.
                              (A DEVELOPMENT STAGE COMPANY)

                               CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)
                                      JUNE 30, 2005

                                            ASSETS

CURRENT ASSETS:
       Cash                                                    $      1,806,797
       Accounts receivable                                               15,250
       Interest receivable                                               30,012
       Prepaid expenses                                                  21,960
       Marketable securities                                            745,710
                                                               -----------------

            TOTAL CURRENT ASSETS                                      2,619,729
                                                               -----------------

PROPERTY AND EQUIPMENT, net of accumulated
depreciation of $98,047                                                 210,375
                                                               -----------------

OTHER ASSETS:
       Patent registration costs                                        532,852
       Purchased  technology rights                                      25,431
       Marketable securities                                            493,405
       Note receivable                                                  250,000
       Deposits                                                           2,779
                                                               -----------------

            TOTAL OTHER ASSETS                                        1,304,467
                                                               -----------------



                                                               $      4,134,571
                                                               =================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable and accrued expenses                   $        250,705
                                                               -----------------

            TOTAL CURRENT LIABILITIES                                   250,705
                                                               -----------------

SHAREHOLDERS'  EQUITY:
       Common stock, 250,000,000 shares authorized at $.001
            par value,  135,715,721 issued and outstanding              135,716
       Additional paid-in capital                                    36,344,290
       Deferred compensation                                         (1,408,842)
       Accumulated other comprehensive income                           (26,261)
       Treasury stock, at cost                                         (250,248)
       Deficit accumulated during development stage                 (30,910,789)
                                                               -----------------

            TOTAL SHAREHOLDERS'  EQUITY                               3,883,866
                                                               -----------------

                                                               $      4,134,571
                                                               =================




  See accompanying notes to the consolidated financial statements (unaudited).

                         SAMARITAN PHARMACEUTICALS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
    FROM INCEPTION (SEPTEMBER 5, 1994), TO JUNE 30, 2005, AND FOR THE FOR THE
           SIX MONTHS S AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004



                                     From                         For the Six                    For the Three
                                   Inception                      Months Ended                    Months Ended
                              (September 5, 1994)                   June 30,                        June 30,
                                      To              ---------------------------------   ------------------------------
                                 June 30, 2005               2005              2004            2005            2004
                             --------------------     -----------------   -------------   -------------   --------------
REVENUES:                    $           315,250      $         15,250    $          -    $     15,250    $           -
                             --------------------     -----------------   -------------   -------------   --------------

EXPENSES:

Research and development               7,824,369             1,540,899         420,589         813,803          315,436
Interest                                 (21,201)              (34,477)              -         (17,459)               0
General and administrative            22,619,415             1,216,028       1,417,370         671,844          700,626
Forgiveness of debt                     (369,130)                    -               -               -                -
Depreciation and amortization          1,172,586                24,752          13,461          17,458            6,773
                             --------------------     -----------------   -------------   -------------   --------------
                                      31,226,039             2,747,202       1,851,420       1,485,646        1,022,835
                             --------------------     -----------------   -------------   -------------   --------------

NET INCOME (LOSS)                    (30,910,789)           (2,731,952)     (1,851,420)     (1,470,396)      (1,022,835)

Other Comprehensive Income
Unrealized loss on marketable
 securities                              (10,884)                5,696               -           4,200                -
Foreign currency translation
 adjustment                              (15,377)              (15,377)              -          (9,753)               -
                             --------------------     -----------------   -------------   -------------   --------------

Total Comprehensive Income   $       (30,937,050)     $     (2,741,633)   $ (1,851,420)   $ (1,475,949)      (1,022,835)
                             ====================     =================   =============   =============   ==============

Loss per share, basic and
 diluted:                    $             (0.82)     $          (0.02)   $      (0.02)   $      (0.01)   $       (0.01)
                             ====================     =================   =============   =============   ==============

Weighted average number of
shares outstanding:

       Basic and diluted              37,548,017           132,962,584     118,456,277     133,894,970      127,560,957
                             ====================     =================   =============   =============   ==============

  See accompanying notes to the consolidated financial statements (unaudited).

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
               FROM INCEPTION (SEPTEMBER 5, 1994) TO June 30, 2005


                                                              Shares
                                   Number       Par Value    Reserved     Additional
                                     of          Common         for         Paid in
                                   Shares         Stock      Conversion     Capital       Warrants
                                -------------   ----------   ----------   ------------   -----------
Inception at September 5, 1994             -    $       -    $       -              -    $        -

Shares issued for cash, net of
 offering costs                    6,085,386          609            -        635,481             -
Warrants issued for cash                   -            -            -              -         5,000
Shares issued as compensation
 for services                        714,500           71            -      1,428,929             -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------
December 31, 1996                  6,799,886          680            -      2,064,410         5,000

Issuance of stock, prior to
 acquisition                         206,350           21            -        371,134             -
Acquisition of subsidiary for
 stock                             1,503,000          150            -         46,545             -


Shares of parent redeemed, par
 value $.0001                     (8,509,236)        (851)           -            851             -
Shares of public subsidiary
 issued, par value $.001           7,689,690        7,690          820         (8,510)            -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------

December 31, 1997                  7,689,690        7,690          820      2,474,430         5,000

Conversion of parent's shares        696,022          696         (696)             -             -
Shares issued for cash, net of
 offering costs                      693,500          694            -        605,185             -
Shares issued in cancellation
 of debt                             525,000          525            -        524,475             -
Shares issued as compensation        400,000          400            -        349,600             -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------

December 31, 1998                 10,004,212       10,005          124      3,953,690         5,000

Conversion of parent's shares         13,000           13          (13)             -             -
Shares issued in cancellation
 of debt                              30,000           30            -         29,970             -
Shares issued for cash, net of
 offering costs                       45,000           45            -         41,367             -
Shares issued as compensation      3,569,250        3,569            -        462,113             -
Detachable warrants issued                 -            -            -              -       152,125
Detachable warrants exercised        100,000          100            -        148,900      (149,000)
Debentures converted to stock      1,682,447        1,682            -        640,438             -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------

December 31, 1999                 15,443,909       15,444          111      5,276,478         8,125

Conversion of parent's shares        128,954          129         (111)           (18)            -
Shares issued for cash, net of
offering costs                     1,575,192        1,575            -        858,460             -
Shares issued in cancellation
 of debt                             875,000          875            -        660,919             -
Shares issued in cancellation
 of accounts payable                 100,000          100            -         31,165             -
Shares issued as compensation      3,372,945        3,373            -      2,555,094             -
Warrants exercised                    38,807           39            -          3,086        (3,125)
Warrants expired                           -            -            -          5,000        (5,000)

Net loss                                   -            -            -              -             -
                                 ------------    ---------    ----------   ------------   -----------

December 31, 2000                 21,534,807       21,535            -      9,390,184             -

         See accompanying notes to the consolidated financial statements



Shares issued for cash, net of
 offering cost                     6,497,088        6,497            -      1,257,758             -
Shares issued as compensation      9,162,197        9,162            -      1,558,599             -
Shares issued for previously
 purchased shares                    342,607          342            -        188,208             -
Shares issued in cancellation
 of accounts payable                 200,000          200            -         68,880             -
Amortization of deferred
 compensation                              -            -            -              -             -
Stock options issued for
 services                                  -            -            -        439,544             -
Net loss                                   -            -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------

December 31, 2001                 37,736,699        37,736            -     12,903,173             -

Shares issued for cash, net of
 offering costs                   18,657,500        18,658            -      2,077,641             -
Shares issued as compensation      3,840,525         3,841            -      1,044,185             -
Shares issued for previously
 purchased shares                     50,000            50            -          4,950             -
Shares issued in cancellation
 of accounts payable               4,265,184         4,265            -        539,291             -
Amortization of deferred
 compensation                              -             -            -              -             -
Shares issued in cancellation
 of notes payable                          -             -            -              -             -
Stock options issued for
  services                                 -             -            -        225,000             -
Net loss                                   -             -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------

December 31, 2002                 64,549,908        64,550                  16,794,240


Shares issued for cash, net of
 offering costs                   17,493,664        17,493            -      2,392,296             -
Shares issued as compensation      4,062,833         4,063            -        549,779             -
Shares issued for previously
 purchased shares                  1,160,714         1,161            -        161,339             -
Shares issued in cancellation
 of accounts payable and
 accrued compensation              9,615,870         9,616            -      3,448,950             -
Shares issued in cancellation
of notes payable                           -             -            -              -             -
Shares issued in connection
 with equity financing             3,125,000         3,125                      (3,125)            -
Exercise of stock options          7,770,892         7,771            -      1,112,077             -
Shares reacquired in settlement
 of judgement                     (1,564,048)       (1,564)           -        251,812             -
Stock options issued for
 services                                  -             -            -        145,000             -
Net loss                                   -             -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------

December 31, 2003                106,214,833       106,215            -     24,852,368             -


Shares issued for cash, net
 of offering costs                11,426,733        11,427            -      4,289,511             -
Shares issued as compensation,
expensed                           2,081,249         2,081            -      1,788,397             -
Amortization of deferred
compensation                               -             -            -              -             -
Shares issued for previously
 purchased shares                     83,332            83            -         12,417             -
Exercise of stock options         16,950,468        16,951            -      4,841,869             -
Exercise of warrants                 635,000           635            -        449,365             -
Shares issued in connection
 with equity financing             8,758,240         8,758            -      3,091,243             -
Stock retired in settlement of
 subscriptions receivable        (13,869,656)      (13,870)           -     (5,964,798)            -
Shares reacquired in settlement
of judgement                        (250,000)         (250)           -       (231,100)            -
Stock options issued for services          -             -            -        567,771             -
Other comprehensive income (loss)          -             -            -              -             -
Net loss                                                 -            -                            -
                                 ------------    ----------   ----------   ------------   -----------
December 31, 2004                132,030,199       132,030            -     33,697,043             -

Shares issued as compensation,
expensed                           1,933,900         1,934            -      1,350,100             -
Amortization of deferred
compensation                               -             -            -              -             -
Shares issued in connection
with equity financing              1,751,622         1,752            -      1,248,247             -
Stock options issued for services          -             -            -         48,900             -
Other comprehensive income (loss)          -             -            -              -             -
Net loss                                   -             -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------

June 30, 2005                    135,715,721     $ 135,716    $       -    $36,344,290    $        -
                                 ============    ==========   ==========   ============   ===========

         See accompanying notes to the consolidated financial statements



                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STATE COMPANY)

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

               FROM INCEPTION (SEPTEMBER 5, 1994) TO June 30, 2005

                                               Accumulated
                                                  Other          Stock                                       Total
                                    Deferred    Comprehensive Subscriptions  Treasury    Accumulated     Shareholders'
                                   Compensation   Income      Receivable     Shares       Deficit          (Deficit)
                                  ------------- ------------ ------------  -----------  -------------   ---------------
Inception at September 5, 1994    $         -             -  $         -   $        -   $          -    $            -

Shares issued for cash, net of
 offering costs                             -             -            -            -              -           636,090
Warrants issued for cash                    -             -            -            -              -             5,000
Shares issued as compensation
 for services                               -             -            -            -              -         1,429,000

Net loss                                    -             -            -            -     (2,152,843)       (2,152,843)
                                  ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 1996                           -             -            -            -     (2,152,843)          (82,753)

Issuance of stock, prior to
 acquisition                                -             -            -            -              -           371,155
Acquisition of subsidiary
 for stock                                  -             -            -            -              -            46,695


Shares of parent redeemed,
 par value $.0001                           -             -            -            -              -                 -
Shares of public subsidiary
 issued, par value $.001                    -             -            -            -              -                 -

Net loss                                    -             -            -            -       (979,635)         (979,635)
                                  ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 1997                           -             -            -            -     (3,132,478)         (644,538)

Conversion of parent's shares               -             -            -            -              -                 -
Shares issued for cash, net
 of offering costs                          -             -            -            -              -           605,879
Shares issued in cancellation
 of debt                                    -             -            -            -              -           525,000
Shares issued as compensation               -             -            -            -              -           350,000

Net loss                                    -             -            -            -     (1,009,945)       (1,009,945)
                                  ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 1998                           -             -            -            -     (4,142,423)         (173,604)

Conversion of parent's shares               -             -            -            -              -                 -
Shares issued in cancellation
 of debt                                    -             -            -            -              -            30,000
Shares issued for cash, net of
 offering costs                             -             -            -            -              -            41,412
Shares issued as compensation               -             -            -            -              -           465,682
Detachable warrants issued                  -             -            -            -              -           152,125
Detachable warrants exercised               -             -            -            -              -                 -
Debentures converted to stock               -             -            -            -              -           642,120

Net loss                                    -             -            -            -     (1,671,255)       (1,671,255)
                                  ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 1999                           -             -            -            -     (5,813,678)         (513,520)

Conversion of parent's shares               -             -            -            -              -                 -
Shares issued for cash, net of
 offering costs                             -             -            -            -              -           860,035
Shares issued in cancellation
 of debt                                    -             -            -            -              -           661,794
Shares issued in cancellation
 of accounts payable                        -             -            -            -              -            31,265
Shares issued as compensation        (759,560)            -            -            -              -         1,798,907
Warrants exercised                          -             -            -            -              -                 -
Warrants expired                            -             -            -            -              -                 -

Net loss                                    -             -            -            -     (3,843,308)       (3,843,308)
                                  ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 2000                    (759,560)            -            -            -     (9,656,986)       (1,004,827)



         See accompanying notes to the consolidated financial statements



Shares issued for cash, net
 of offering costs                          -             -            -            -              -         1,264,255
Shares issued as compensation        (230,512)            -            -            -              -         1,337,249
Shares issued for previously
 purchased shares                           -             -            -            -              -           188,550
Shares issued in cancellation
 of accounts payable                        -             -            -            -              -            69,080
Amortization of deferred
  compensation                        495,036             -            -            -              -           495,036
Stock options issued for
 services                                   -             -            -            -              -           439,544
Net loss                                    -             -            -            -     (4,079,806)       (4,079,806)
                                   ----------- ------------- ------------  -----------  -------------   ---------------
December 31, 2001                    (495,036)            -            -            -    (13,736,792)       (1,290,919)

Shares issued for cash, net
 of offering costs                          -             -            -            -              -         2,096,299
Shares issued as compensation               -             -            -            -              -         1,048,026
Shares issued for previously
 purchased shares                           -             -            -            -              -             5,000
Shares issued in cancellation
 of accounts payable                        -             -            -            -              -           543,556
Amortization of deferred
 compensation                         495,036             -            -            -              -           495,036
Shares issued in cancellation
 of notes payable                           -             -            -            -              -                 -
Stock options issued for
 services                                   -             -            -            -              -           225,000
Net loss                                    -             -            -            -     (4,057,153)       (4,057,153)
                                   ----------- ------------- ------------  -----------  -------------   ---------------
December 31, 2002                           -             -            -            -    (17,793,945)         (935,155)


Shares issued for cash, net of
 offering costs                             -             -            -            -              -         2,409,789
Shares issued as compensation               -             -            -            -              -           553,842
Shares issued for previously
 purchased shares                           -             -            -            -              -           162,500
Shares issued in cancellation
 of accounts payable and
 accrued compensation                       -             -            -            -              -         3,458,566
Shares issued in cancellation
 of notes payable                           -             -                                                          -
Shares issued in connection
 with equity financing                      -             -            -            -              -                 -
Exercise of stock options                   -             -   (1,119,848)           -              -                 -
Shares reacquired in settlement
 of judgement                               -             -            -     (250,248)             -                 -
Stock options issued for
 services                                   -             -            -            -              -           145,000
Net loss                                    -             -            -            -     (5,520,531)       (5,520,531)
                                   ----------- ------------- ------------  -----------  -------------   ---------------
December 31, 2003                           -             -   (1,119,848)    (250,248)   (23,314,476)          274,011

Shares issued for cash, net
 of offering costs                          -             -           -            -              -          4,300,938
Shares issued as compensation,
expensed                             (544,416)            -           -            -              -          1,246,062
Amortization of deferred
compensation                          240,000             -           -            -              -            240,000
Shares issued for previously
 purchased shares                           -             -           -            -              -             12,500
Exercise of stock options                   -             -  (4,858,820)           -              -                  -
Exercise of warrants                        -             -           -            -              -            450,000
Shares issued in connection
 with equity financing                      -             -           -            -              -          3,100,001
Stock retired in settlement of
 subscriptions receivable                   -             -   5,978,668            -              -                  -
Shares reacquired in settlement
of judgement                                -             -                        -              -           (231,350)
Stock options issued for services           -             -                        -              -            567,771
Other comprehensive income (loss)           -       (16,580)                       -              -            (16,580)
Net loss                                    -             -           -            -     (4,864,361)        (4,864,361)
                                  ------------ ------------- -----------   ----------   ------------   ----------------
December 31, 2004                    (304,416)      (16,580)         0      (250,248)   (28,178,837)         5,078,992

Shares issued as compensation,
expensed                           (1,352,034)            -          -             -              -                  -
Amortization of deferred
compensation                          247,608             -          -             -              -            247,608
Shares issued in connection with
equity financing                            -             -          -             -              -          1,249,999
Stock options issued for services           -             -          -             -              -             48,900
Other comprehensive income (loss)           -        (9,681)         -             -              -             (9,681)
Net loss                                    -             -          -             -     (2,731,952)        (2,731,952)
                                  ------------ ------------- -----------   ----------   ------------   ----------------
June 30, 2005                     $(1,408,842) $    (26,261) $       -     $(250,248)  $(30,910,789)   $     3,883,866
                                  ============ ============= ===========   ==========   ============   ================



         See accompanying notes to the consolidated financial statements

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
    FROM INCEPTION (SEPTEMBER 5, 1994) TO JUNE 30,2005 AND FOR THE SIX MONTHS
                          ENDED JUNE 30, 2005 AND 2004


                                                           From                  For the Six Months
                                                        Inception                     Ended
                                                  (September 5, 1994)                June 30,
                                                          To             ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                June 30, 2005            2005              2004
                                                  --------------------   ---------------   ---------------
Net loss                                          $       (30,910,789)   $   (2,731,952)   $   (1,851,420)
Adjustments to reconcile net loss to net cash
    used in operating activities:
         Depreciation and amortization                      1,172,586            24,752            13,461
         Stock based compensation                           9,590,130                 -           161,706
         Stock options issued for services                  1,426,215            48,900           503,269
         Amortization of deferred compensation              1,477,680           247,608                 -
         Foreign currency loss                                (15,377)          (15,377)                -
         Other income                                        (231,350)                -                 -
(Increase) decrease in assets:
         Accounts receivable                                  (15,250)          (15,250)                -
         Interest receivable and prepaids                     (65,212)           24,377            (4,136)
         Deposits                                              12,941                 -                 -
Increase (decrease) in liabilities:                                 -                 -                 -
         Deferred revenue                                           -                 -                 -
         Accounts payable and accrued expenses              2,111,520            80,540           (42,691)
                                                  --------------------   ---------------   ---------------

NET CASH USED IN OPERATING ACTIVITIES                     (15,446,906)       (2,336,402)       (1,219,811)
                                                  --------------------   ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in note receivable                                (250,000)                -                 -
Purchase of technology                                       (108,969)                -                 -
Purchase of furniture and equipment                          (308,421)         (192,458)          (10,951)
Redemption of marketable security                          (1,250,000)          750,000        (2,000,000)
Patent registration costs                                    (542,272)         (102,793)          (43,862)
                                                  --------------------   ---------------   ---------------

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                                       (2,459,662)          454,749        (2,054,813)
                                                  --------------------   ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants                                        607,125                 -           517,500
Proceeds from debentures                                      642,120                 -                 -
Proceeds from stock issued for cash                        12,789,620                 -         7,385,939
Proceeds from equity financing                              4,350,000         1,249,999                 -
Short-term loan repayments                                   (288,422)                -                 -
Short-term loan proceeds                                    1,612,922                 -                 -
                                                  --------------------   ---------------   ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  19,713,365         1,249,999         7,903,439
                                                  --------------------   ---------------   ---------------

CHANGE IN CASH                                              1,806,797          (631,654)        4,628,815
CASH AT BEGINNING OF PERIOD                                         -         2,438,451           370,585
                                                  --------------------   ---------------   ---------------

CASH AT END OF PERIOD                             $         1,806,797    $    1,806,797    $    4,999,400
                                                  ====================   ===============   ===============

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                     $            36,783    $          468                 -

NON-CASH FINANCING & INVESTING ACTIVITIES:
Purchase of net, non-cash assets of  subsidiary
     for stock                                    $               195    $            -    $            -
Short-term debt retired through issuance
    of stock                                      $         1,890,695    $            -    $            -
Issuance of common stock, previously subscribed   $           180,000    $            -    $       12,500
Treasury stock acquired through settlement
of judgement                                      $           250,248    $            -    $            -
Stock subscriptions receivable                    $         1,119,848    $            -    $            -
Stock received in settlement                      $          (231,350)   $            -
Stock as compensation for services                $         6,527,826    $    1,352,034    $            -
Stock issued in cancellation of accounts payable  $         4,248,938    $            -    $            -
Exercise of stock options                         $         4,858,820    $            -    $            -
Stock retired in settlement of subscriptions
receivable                                        $        (5,978,668)   $                 $   (1,440,787)


   See accompanying notes to the consolidated financial statements (unaudited)

                         Samaritan Pharmaceuticals, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2005

Note 1.  - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2004, included in the Form 10-KSB for the year then ended.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2005, and the results of operations and cash flows for the six-month period ending June 30, 2005 have been included. The results of operations for the six-month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Note 2.  - Summary of Significant Accounting Policies.

A. Samaritan Pharmaceuticals, Inc. trades on the American Stock Exchange under the symbol LIV and its principal executive office are located in Las Vegas, Nevada.

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

The Company has been issued 1 U.S. patent and has 17 pending liscensed patent applications in the U.S. to protect its proprietary methods and processes. The Company also has several licenses corresponding to foreign patent applications for some of these U.S. patent applications. As of June 30, 2005, its patent portfolio outside the U.S. comprised of 2 licensed issued patents and 17 licensed pending patent applications. The issued U.S. patent and pending patent applications relate to Alzheimer's, Cancer, Cardiovascular, and HIV indications.

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

F. Earnings (loss) per share

The Company reports loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") no. 128, "Earnings Per Share." The per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock have not been included, as the effect would be antidilutive. The Company had 23,966,018 options outstanding at June 30, 2005, which were not included.

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

I. Research and Development Costs

Research and development costs are expensed when incurred. Research and development costs for the three months and six months ended June 30, 2005, were $813,803 and $1,540,899, respectively.

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


L. Marketable Securities

At June 30, 2005, the Company held two brokered Certificates of Deposit with a total market value of $1,239,115. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive loss in Shareholder's Equity. Realized gains and losses will be determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.



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

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have been reported as follows:

             Three months    Three months    Six Months       Six Months
                Ended           Ended          Ended           Ended
            June 30, 2005   June 30, 2004   June 30, 2005   June 30, 2004
           ---------------  -------------   -------------   -------------

Net Loss:

As reported $(1,470,396)     $(1,022,835)    $(2,731,952)    $(1,851,420)
Pro Forma   $(1,502,396)     $(2,122,835)    $(4,061,783)    $(2,951,420)


Basic and diluted loss per common share:

As reported $ (0.01)         $ (0.01)        $  (0.02)        $  (0.02)
Pro Forma   $ (0.01)         $ (0.02)        $  (0.03)        $  (0.02)

The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options with the following assumptions used for grants during the three months and six months ended June 30, 2005. The per-share weighted average fair value of stock options granted during the three months and six months ended June 30, 2005 was and 2003 was $0.08 and $0.44, respectively, on the date of grant using the Black Scholes pricing model and the following assumptions for the three and and six months ended June 30, 2005 and 2004:

                                             Three          Six
                                             Months       Months
                                           ----------    ---------
         Expected dividend yield                0%          0%
         Risk-free interest rate                5%          5%
         Annualized volatility                 46%         44%

At June 30, 2005 the range of exercise price for all of the Company's outstanding stock options was $.10 - $1.26, with an average remaining life of five years and an average exercise price of $.60.

Note - 4 Stockholders' Equity

a. Stock as compensation and settlement of debt

The Company issues stock as compensation for services valuing such issues premised upon the fair market value of the stock.

During the three months ended June 30, 2005, the Company issued an aggregate of 1,933,900 shares of common stock in consideration of services rendered or to be rendered to the Company. Such shares were valued at an aggregate of $1,352,034 ranging from $.64 - $.72 per share, representing the fair value of the shares issued. The issuances were recorded as non-cash compensation expense and deferred compensation.

During the three months ended June 30, 2005, the Company issued an aggregate of 1,700,000 shares of common stock to Fusion Capital. Such shares were valued at $1,224,000. The issuance was recorded as deferred compensation and will be charged against additional paid-in capital.

During the three months ended June 30, 2005, the Company also issued 523,418 shares in connection with the common stock purchase agreement with Fusion Capital. The gross proceeds for these shares were $250,000.

b. The Company increased its authorized shares from 200,000,000 to 250,000,000 in June 2005.

c.Stock Options:

The following table summarizes the Company's stock options outstanding at June 30, 2005:
                                                          Weighted average
                                      Shares               exercise price
                                   -----------            -----------------
Outstanding and exercisable
at December 31, 2004               20,924,930             $            .56
Granted                             3,091,088                          .90
Exercised                                   0                          .00
Expired                               (50,000)                       (1.00)
                                -----------------         -----------------
Outstanding and exercisable
at June 30, 2005                   23,966,018             $            .60
                                =================         ==================


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

Plan and Results of Operations

We have used the proceeds from private placements of our capital stock primarily to expand our preclinical and clinical efforts as well as for general working capital. At this time we are beginning to commit additional resources to the development of SP-01A as well as for the development of our other drugs. Additional details regarding the human trials and INDs that the Company plans to file are discussed in Part I, Item 1, Description of Business, of the 10-KSB annual report filed on April 15, 2005.

I. Three months ended June 30, 2005 as compared to the three months ended June 30, 2004

During the quarter ended June 30, 2005, we incurred research expenditures pursuant to a grant received from the US Department of Health and Human Services. We recognized grant revenue of $15,250, the extent of such qualifying expenditures.

We incurred research and development expenses of $813,803 for the quarter ended June 30, 2005, as compared to $315,436 in the year-earlier period, an increase of $498,367 or 158%. This increase was primarily due to continuation of our Phase IIb HIV Clinical trial, to our increase in financial commitment with Georgetown University, additional expenses related to development of SP-01A including payments to Pharmaplaz, Ireland for the manufacturing of SP-01A and performing the work necessary to complete the chemistry, manufacturing and controls (CMC) section of New Drug Application for the FDA which will be submitted with studies conducted under the IND for SP-01A. We expect that research and development expenditures related to drug discovery and development will increase during the remainder of 2005 and subsequent years due to FDA clinical trials which include the continuation and expansion of clinical trials for our HIV drug program, Alzheimer's drug program, the initiation of trials for other potential indications and additional study expenditures for potential pharmaceutical candidates. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical testing and clinical trial-related activities. In conjunction with the additional research and development activities we expect to conduct, we anticipate adding two administrative staff and four research and development support personnel in the next 12 months. In June 2004, we also hired a Chief Drug Development Officer at an annual salary of $300,000 plus benefits.

General and administrative expenses decreased to $671,844 for the quarter ended June 30, 2005, from $700,626 in the same period in 2004. The decrease of $28,782 (-4%) was primarily due to a material reduction in stock-based consulting and compensation costs.

Depreciation and amortization amounted to $17,458, as compared to $6,773 for the quarter ended June 30, 2005 and 2004, respectively, an increase of $10,685 (158%). The increase was primarily due to purchasing research equipment during the second quarter of 2005.

Net interest expense for 2005 amounted to $(17,459) for the quarter ended June 30, 2005 as opposed to $0 as reflected last year. The credit balance in the interest expense account is due to offsetting interest earned from holding our cash in marketable securities and certificates of deposits. The initial investment in marketable securities was made during the quarter ended June 30, 2004. However, the investments were not held for the entire quarter and the amount earned was less, $5,914. In the interim statements last year, these earnings were offset to general and administrative expense.

We had a net loss of $1,470,396 as compared to $1,022,835 for the quarter ended June 30, 2005 and 2004, respectively. Both years' calculated to a loss per share of $.01 for the quarter ending June 30. The quarter's increased loss of $484,011 relates primarily to increased research expenditures.

II. Six months ended June 30, 2005 as compared to the Six months ended June 30, 2004

We incurred research and development expenses of $1,540,899 for the six months ended June 30, 2005, as compared to $420,589 in the year-earlier period, an increase $1,120,310 or 266%. This increase was primarily due to initiation and continuation of our Phase IIb HIV Clinical trial, to our increase in financial commitment with Georgetown University, additional expenses related to development of SP-01A including payments to Pharmaplaz, Ireland for the manufacturing of SP-01A and performing the work necessary to complete the chemistry, manufacturing and controls (CMC) section of New Drug Application for the FDA which will be submitted with studies conducted under the IND for SP-01A. We expect that research and development expenditures related to drug discovery and development will increase during the remainder of 2005 and subsequent years due to FDA clinical trials which include the continuation and expansion of clinical trials for our HIV drug program, Alzheimer's drug program, the initiation of trials for other potential indications and additional study expenditures for potential pharmaceutical candidates. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical testing and clinical trial-related activities. In conjunction with the additional research and development activities we expect to conduct, we anticipate adding two administrative staff and four research and development support personnel in the next 12 months. In June 2004, we also hired a Chief Drug Development Officer at an annual salary of $300,000 plus benefits.

General and administrative expenses decreased to $1,216,028 for the six months ended June 30, 2005, respectively, $1,417,370 in the same period in 2004, respectively. The decrease of $201,342 (-14%) was primarily due to a reduction in stock-based consulting and compensation costs.

Depreciation and amortization amounted to $24,752, as compared to $13,461 for six months ended June 30, 2005 and 2004, respectively, an increase of $11,291 (84%) The increase was primarily due to purchasing research equipment during the second quarter of 2005.

Net interest expense for 2005 amounted to $(34,477) for six ended June 30, 2005. The credit balance in the interest expense account is due to offsetting interest earned from holding our cash in marketable securities and certificates of deposits. The initial investment in marketable securities was made during the quarter ended June 30, 2004. Therefore, the investments were not held for the entire six months and the amount earned was less, $5,914. In the interim statements last year, these earnings were offset to general and administrative expense.

We had a net loss of $2,731,952, as compared to $1,851,420 for the six months ended June 30, 2005 and June 30, 2004, respectively. Both years calculated to a loss per share of $.02 for the six month period ending June 30. The year-to-date loss increase ($880,532) reflects the increase in research expenses but it is offset somewhat by the decline in stock-based compensation.

The net loss since inception on September 5, 1994 to June 30, 2005 was $30,910,789. We expect losses to continue for the near future, and such losses will likely increase as human clinical trials are undertaken in the United States for drugs. Future profitability will be dependent upon our ability to complete the development of our pharmaceutical products, obtain necessary regulatory approvals and effectively market such products. In addition, future profitability will require that the Company establish agreements with other parties for the clinical testing, manufacturing, commercialization and sale of its products.

As of June 30, 2005, the Company's cash position is $1,806,797 and the Company has $1,239,115 of marketable securities. We are continuing efforts to raise additional capital and execute our research and development plans. Even if we are successful in raising sufficient money to carry out these plans, additional clinical development, necessary to bring our products to market, we will require significant additional capital.

Liquidity and Capital Resources

Cash used in operating activities during the six-month period ended June 30, 2005 was $2,336,402 compared to $1,219,811 for the same period a year earlier. The increase is primarily due to the additional expenses related to development of SP-01A, initiation of our clinical trial including payments to Pharmaplaz for performing work to complete the chemistry, manufacturing and controls (CMC) information that will be submitted for studies conducted under the IND for SP-01A.

Cash provided by investing activities was $454,749 for the six-month period ended June 30, 2005, compared to $(2,054,813) in for the same period in 2004. During the quarter ended June 30, 2004, we invested $2,000,000 proceeds from an offering of our common stock into marketable securities until such time as the money was needed. During the quarter ended June 30, 2005, we redeemed one CD in the amount of $750,000. Proceeds from the redemption of the CD during the quarter ended June 30, 2005 were offset to some degree by the purchase of research equipment.

Cash provided by financing activities was $1,249,999 for the six-month period ended June 30, 2005, compared to $7,903,439 in the same period for 2004, a decrease of $6,653,440 or 84.2%. Last year's results include proceeds from a private placement, which is not the case for the same period 2005 when no private placements were held. The decrease in private placement is offset to some degree by an increase in funding through an equity finance agreement.

Current assets as of June 30, 2005 were $2,619,729 as compared to $5,024,793 for the comparable 2004 period, a decrease of $2,405,064 or 47.9%. The decrease is primarily due to using the proceeds from the 2004 private placement to fund development stage activities. This is offset somewhat by proceeds received through the equity financing arrangement. Current liabilities as of June 30, 2004 were $250,705 as compared to $410,118 for the same period in 2004, a decrease of $159,413 or 38.9%.

On April 22, 2003, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, pursuant to which Fusion Capital has agreed to purchase our common stock from time to time at our option up to an aggregate amount of $10,000,000. The SEC declared effective the Company's registration statement on Form SB-2, Commission Registration No. 333-105818 on October 9, 2003. The amount of shares remaining under this Registration Statement as of June 30, 2005 was 1,267,933.

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

We do not believe that debt financing from financial institutions will be available until at least the time that one of our products is approved for commercial production. To date, none of our proprietary products has reached a commercial stage, and hence, we do not have, nor do we anticipate revenue in the near future. We have been unprofitable since our inception and have incurred significant losses. We will continue to have significant general and administrative expenses, including expenses related to clinical studies, our collaboration with Georgetown University, and patent registration costs. We have funded our operations through a series of private placements and through our agreement with Fusion Capital, which we believe will assist the Company in meetings its cash needs. Except for an agreement to sell shares to Fusion Capital, discussed above, no commitment exists for continued investments, or for any underwriting.

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

The Company had an accumulated deficit of $30,910,789 as of June 30, 2005. Since the Company presently has no source of revenues and is committed to continuing its product research and development program, significant expenditures and losses will continue until development of new products is completed and such products have been clinically tested, approved by the FDA and successfully marketed. In addition, the Company has funded its operations primarily through the sale of Company securities, and has had limited access to debt financing for its product development and other activities. We do not believe that debt financing from financial institutions will be available until at least the time that one of our products is approved for commercial production.

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

The effect of government regulation and the need for FDA approval will delay marketing of new products for a considerable period of time, impose costly procedures upon the Company's activities, and provide an advantage to larger companies that compete with the Company. There can be no assurance that FDA or other regulatory approval for any products developed by the Company will be granted on a timely basis or at all. Any such delay in obtaining or failure to obtain, such approvals would materially and adversely affect the marketing of any contemplated products and the ability to earn product revenue. Further, regulation of manufacturing facilities by state, local, and other authorities is subject to change. Any additional regulation could result in limitations or restrictions on the Company's ability to utilize any of its technologies, hereby adversely affecting the Company's operations.

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

Among the uncertainties and risks of the FDA approval process are the following:(i) the possibility that studies and clinical trials will fail to prove the safety and efficacy of the drug, or that any demonstrated efficacy will be so limited as to significantly reduce or altogether eliminate the acceptability of the drug in the marketplace, (ii) the possibility that the costs of development, which can far exceed the best of estimates, may render commercialization of the drug marginally profitable or altogether unprofitable, and (iii) the possibility that the amount of time required for FDA approval of a drug may extend for years beyond that which is originally estimated. In addition, the FDA or similar foreign regulatory authorities may require additional clinical trials, which could result in increased costs and significant development delays. Delays or rejections may also be encountered based upon changes in FDA policy and the establishment of additional regulations during the period of product development and FDA review. Similar delays or rejections may be encountered in other countries.

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

The license agreements pursuant to which the Company has licensed its core technologies for its potential drug products permit the licensors, primarily Georgetown University, to terminate the agreement under certain circumstances, such as the failure by the licensee to use its reasonable best efforts to commercialize the subject drug or the occurrence of any other uncured material breach by the licensee. The license agreements also provide that the licensor is primarily responsible for obtaining patent protection for the technology licensed, and the licensee is required to reimburse it for the costs it incurs in performing these activities. The license agreements also require the payment of specified royalties. Any inability or failure to observe these terms or pay these costs or royalties could result in the termination of the applicable license agreement in certain cases. The termination of any license agreement would have a material adverse effect on the Company.

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

Our success is dependent upon the continued services and performance of Dr. Janet Greeson, our Chief Executive Officer, President and Chairman and Dr. Vassilios Papadopoulos from Georgetown University. We do not maintain key man insurance on Dr. Greeson. We do however, have a 5-year employment agreement with Dr. Greeson that expires in 2006. The loss of their services could delay our product development programs and our research and development efforts at Georgetown University. In addition, the loss of Dr. Janet Greeson or Dr. Vassilios Papadopoulos is grounds for termination of the collaboration with Georgetown University. In addition, competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense and we cannot assure you that we would be able to recruit qualified personnel on acceptable terms to replace Dr. Greeson or Dr. Papadopoulos.

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

Market prices for the Company's Common Stock and the securities of other medical and biomedical technology companies have been highly volatile and may continue to be highly volatile in the future. Factors such as announcements of technological innovations or new products by the Company or its competitors, government regulatory action, litigation, patent or proprietary rights developments, and market conditions for medical and high technology stocks in general can have a significant impact on any future market for our Common Stock.

We do not intend to pay dividends on our Common Stock.

The Company has never paid cash dividends on our Common Stock, and does not intend to do so in the foreseeable future.

The issuance of more common shares or our preferred stock may adversely affect our Common Stock.

Our Board of Directors is authorized to issue more common stock and designate one or more series of preferred stock and to fix the rights, preferences, privileges and restrictions thereof, without any action by the stockholders. The designation and issuance of such shares of our preferred stock may adversely affect the Common Stock, if the rights, preferences and privileges of such preferred stock (i) restrict the declaration or payment of dividends on our Common Stock, (ii) dilute the voting power of our Common Stock, (iii) impair the liquidation rights of the Common Stock or (iv) delay or prevent a change in control of our Company from occurring, among other possibilities.

Under provisions of the Company's certificate of incorporation, bylaws and Nevada law, the Company's management may be able to block or impede a change in control.

The issuance of preferred stock may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, a majority of the voting stock. These and other provisions of the Certificate of Incorporation and the by-laws, as well as certain provisions of Nevada law, could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving a change of control of the Company, even if such events could be beneficial to the interest of the stockholders as a whole. Such provisions could limit the price that certain investors might be willing to pay in the future for our Common Stock.

Officers' and directors' liabilities are limited under Nevada law.

Pursuant to the Company's Certificate of Incorporation and by-laws, as authorized under applicable Nevada law, directors are not liable for monetary damages for breach of fiduciary duty, except in connection with a breach of the duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Nevada law or for any transaction in which a director has derived an improper personal benefit. Our Certificate of Incorporation and by-laws provide that the Company must indemnify its officers and directors to the fullest extent permitted by Nevada law for all expenses incurred in the settlement of any actions against such persons in connection with their having served as officers or directors.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The Company held its Annual meeting on June 10, 2005 with 115,848,689 shares present for a quorum. The total outstanding shares for the record date of April 20, 2005 were 133,283,603. (b) The four matters voted upon at the meeting were:
(i) To elect three directors for a term expiring at the Annual Meeting of Stockholders in year indicated ("Proposal 1"); (ii) To Amend the Articles of Incorporation to increase the Number of Authorized shares of Common Stock to 250,000,000 shares authorized ("Proposal 2"); (iii) Approval of the Adoption of the Samaritan Pharmaceuticals, Inc. 2005 Stock Incentive Plan ("Proposal 3"); and (iv) Ratify the appointment of Sherb & Co., LLP, as our independent auditors for the fiscal year ending December 31, 2005 ("Proposal 4").

(i) With respect to "Proposal 1", Doug Bessert (2008) received 115,121,327 shares in favor for, 114,100 shares against; H Thomas Winn (2008) received 107,211,854 shares in favor for, 8,023,573 shares against, and Laurent Lecanu
(2008) received 115,181,377 shares in favor for, 54,050 shares against, and there were 613,262 abstentions for each director. All nominees were declared to have been elected as directors to hold office until the annual meeting of stockholders in the year indicated. (ii) With respect to "Proposal 2", there were 94,114,871 shares in favor for, 21,393,985 shares were against, and 339,833 shares abstained. Proposal 2 was declared approved. (iii) With respect to "Proposal 3", there were 62,819,726 shares in favor for, 19,770,687 shares were against, and 254,268 shares abstained. Proposal 3 was declared approved. (iv) With respect to "Proposal 4", there were 111,459,202 shares were in favor for and 775,235 shares were against, 3,614,252 shares abstained. Proposal 4 was declared approved.

Item 5.  Other Information.

The Company has formed, by determination of the Board of Directors, an Audit Committee with Lead Independent Director Winn as Chairman, who is independent and a qualified financial expert as used in Item 7(d)(3)(iv) of Schedule 14 A (240.14a-101 of this chapter) under the Exchange Act. The Company has also formed a Compensation Committee, with Independent Director Thompson, as Chairman; a Nomination Committee, with Independent Director Holden, as Chairman; and a Science and Technology Advisory Committee, with Dr. Papadopoulos, as Chief Scientist (Consultant) to the Board of Directors. Dr. Papadopoulos served as Director until June 2005 and has been recently promoted into a more prestigious position at Georgetown University, which has conflicted him out of holding any position on boards of public Companies. His position as a consultant has resolved any conflict issues and he will remain as chief scientist of the Science and Technology Advisory Committee, which serves as an advisor to the board. It should also be noted that no Director or executive officer of the Company has any family relationships with any other director or executive officer of the Company, except that Mr. Boyle is the son of Dr. Greeson.


Item 6.  Exhibits

a.         Exhibits


DESIGNATION OF
EXHIBIT AS SET FORTH
IN ITEM 601 OF
REGULATION S-B                            DESCRIPTION                                   LOCATION
-------------------------  ----------------------------------------------    ----------------------------------------
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

3.1                        Articles of Incorporation,                        Filed as an exhibit to Samaritan
                           as amended and restated                           Pharmaceutical's Form 8-K, filed on
                                                                             July 8, 2005, and incorporated herein
                                                                             by reference.

3.2                        Bylaws                                            Filed as an exhibit to Samaritan
                                                                             Pharmaceutical's Form 8-K, filed on
                                                                             July 8, 2005, and incorporated herein
                                                                             by reference.



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

4.2                        2001 Stock Option Plan                            Filed as an exhibit to Form 10-QSB on
                                                                             August 16, 2004 and incorporated herein
                                                                             by reference.

10.1                       Assignment between Linda Johnson                  Filed as exhibit to Samaritan
                           and the Company dated                             Pharmaceutical's Quarterly Report on
                           September 6, 2000                                 Form 10-QSB filed on August 14, 2002,
                                                                             and incorporated herein by reference.

10.2                       Assignment between Linda Johnson                  Filed as exhibit to Samaritan
                           and Spectrum Pharmaceuticals                      Pharmaceutical's Quarterly Report
                           Corporation dated May 14, 1999                    on Form 0-QSB filed on August 14, 2002,
                                                                             and incorporated herein by reference.

10.3                       Agreement containing the assignment               Filed as exhibit to Samaritan
                           of U.S. Patent Application 07/233,247             Pharmaceutical's Quarterly Report
                           with improvements dated May 22, 1990              on Form 10-QSB filed on August 14,
                                                                             2002, and incorporated herein
                                                                             by reference.

10.4                       Common Stock Purchase Agreement                   Filed as an exhibit to Samaritan
                           between Company and Fusion                        Pharmaceutical's Report on
                           Capital Fund II, LLC dated                        Form 8-K filed on April 25, 2003,
                           April 22, 2003                                    and incorporated herein by reference.

10.5                       Registration Rights Agreement                     Filed as an exhibit to Samaritan
                           between Company and Fusion                        Pharmaceutical's Report on Form 8-K
                           Capital Fund II, LLC dated                        filed on April 25, 2003, and
                           April 22, 2003                                    incorporated herein by reference.

10.6                       Agreement between Samaritan                       Filed as an exhibit to Form 10-QSB
                           Pharmaceuticals, Inc. and                         on August 16, 2004 herein by
                           Thomas Lang                                       and incorporate reference.

10.7                       Agreement between Samaritan                       Filed as an exhibit to Samaritan
                           Pharmaceuticals, Inc. and Eugene Boyle            Pharmaceutical's Quarterly Report on
                                                                             Form 10-QSB filed on August 14, 2002,
                                                                             and incorporated herein by reference.


10.8                       Agreement between Samaritan                       Filed as an exhibit to Samaritan
                           Pharmaceuticals, Inc. and Janet Greeson           Pharmaceutical's Quarterly Report
                                                                             on Form 10-QSB filed on August 14,
                                                                             2002, and incorporated herein by
                                                                             reference.

10.9                       Research Collaboration and Licensing              Filed as an exhibit to Samaritan
                           Agreement between Georgetown University           Pharmaceutical's Registration
                           and Samaritan Pharmaceuticals, Inc.,              Statement on Form SB-2 (SEC file
                           dated June 8, 2001                                File number 333-105818) and
                                                                             incorporated herein by reference.

10.10                      Master Clinical Trial and Full                    Filed as an exhibit to Form 10-QSB on
                           Scale Manufacturing Agreement                     November 15, 2004 and incorporated
                           dated October 5, 2004                             herein by reference.

10.11                      Common Stock Purchase Agreement between           Filed as an exhibit to Samaritan
                           Company and Fusion Capital Fund II, LLC,          Pharmaceutical's Quarterly Report on
                           dated May 12, 2005                                Form 10-QSB filed on May 13, 2005, and
                                                                             incorporated herein by reference.

10.12                      Registration Rights Agreement between             Filed as an exhibit to Samaritan
                           Company and Fusion Capital Fund II, LLC           Pharmaceutical's Quarterly Report on
                           dated May 12, 2005                                Form 10-QSB filed on May 13, 2005, and
                                                                             incorporated herein by reference.

14.1                       Code of Ethics                                    Filed as an exhibit to Form 10-KSB on
                                                                             April 15, 2003 and incorporated herein
                                                                             by reference.

16.1                       Letter on change in certifying                    Filed as an exhibit to Form 8-K, on
                           accountant                                        September 27, 2002 and incorporated
                                                                             herein by reference.

21.1                       List of Subsidiaries                              Provided herewith

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

                                        SAMARITAN PHARMACEUTICALS, INC.



Dated:  August 15, 2005                         By: /s/ Eugene Boyle
                                                        ------------------------
                                                        Eugene Boyle
                                                        Chief Operating Officer,
                                                        Chief Financial Officer
                                                        and Director