Form 10QSB
period 2005-09-30
SAMARITAN PHARMACEUTICALS INC
filed 2005-11-14
CIK 1057377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 2005


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

                                  702-735-7001
                                 --------------
                 Issuer's telephone number, including area code


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

                                  Yes[x] No[ ]

The number of shares of common stock issued and outstanding as of November 14, 2005 was 136,028,761.

Transitional Small Business Disclosure Format (check one).

                                  Yes[ ] No[x]

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                TABLE OF CONTENTS

                                                                         Page
                                                                          No.

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheet as of September 30, 2005.................2

         Consolidated Statements of Operations for the period from
         Inception (September 5, 1994) to September 30, 2005, and
         for the Three (3) Months and Nine (9) Months Ended September
         30, 2005 and 2004...................................................3

         Consolidated Statements of Shareholders' Equity (Deficit) for
         the period from Inception (September 5, 1994) to September 30,
         2005................................................................4

         Consolidated Statements of Cash Flows for the period from
         Inception (September 5, 1994) to September 30, 2005 and for the
         Nine (9) Months Ended September 30, 2005 and 2004...................5

         Notes to Interim Financial Statements...............................6

Item 2.  Management's Discussion and Analysis and Plan of Operation..........9

Item 3.  Controls and Procedures............................................20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........20

Item 4.  Submission of Matters to a Vote of Security Holders................20

Item 5.  Other Information..................................................20

Item 6.  Exhibits ..........................................................21

SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005

                                     ASSETS

CURRENT ASSETS:
       Cash                                                     $       850,095
       Accounts receivable                                                5,661
       Interest receivable                                               44,347
       Prepaid expenses                                                  25,732
       Marketable securities                                            748,490
                                                                ----------------

            TOTAL CURRENT ASSETS                                      1,674,325
                                                                ----------------

PROPERTY AND EQUIPMENT, net                                             203,898
                                                                ----------------

OTHER ASSETS:
       Patent registration costs                                        568,852
       Purchased  technology rights                                      22,707
       Marketable securities                                            494,273
       Note receivable                                                  250,000
       Deposits                                                           2,779
                                                                ----------------

            TOTAL OTHER ASSETS                                        1,338,611
                                                                ----------------


                                                                $     3,216,834
                                                                ================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable and accrued expenses                    $       332,258
                                                                ----------------

            TOTAL CURRENT LIABILITIES                                   332,258
                                                                ----------------


SHAREHOLDERS'  EQUITY:
       Preferred stock, 5,000,000 shares authorized,
            0 issued and outstanding                                          -
       Common stock, 250,000,000 shares authorized at $.001
            par value,  136,028,761 issued and outstanding              136,029
       Additional paid-in capital                                    36,517,779
       Deferred compensation                                         (1,239,538)
       Accumulated other comprehensive income                           (24,142)
       Treasury stock                                                  (250,248)
       Deficit accumulated during development stage                 (32,255,304)
                                                                ----------------

            TOTAL SHAREHOLDERS'  EQUITY                               2,884,576
                                                                ----------------

                                                                $     3,216,834
                                                                ================











  See accompanying notes to the consolidated financial statements (unaudited).

                         SAMARITAN PHARMACEUTICALS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
 FROM INCEPTION (SEPTEMBER 5, 1994), TO SEPTEMBER 30, 2005, AND FOR THE FOR THE
       NINE MONTHS AND THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004



                                                 From                    For the Nine                     For the Three
                                              Inception                  Months Ended                     Months Ended
                                          (September 5, 1994)            September 30,                     September 30,
                                                  To           ----------------------------------   -----------------------------
                                          September 30, 2005          2005               2004            2005            2004
                                          -------------------  -----------------    -------------   -------------   -------------
REVENUES:                                 $          435,429   $        135,429     $          -    $    120,179    $          -
                                          -------------------  -----------------    -------------   -------------   -------------
EXPENSES:

Research and development                           8,648,573          2,365,103          896,321         824,204         475,432
Interest                                             (34,602)           (47,878)         (19,378)        (13,401)        (13,347)
General and administrative                        23,247,772          1,844,385        1,912,499         628,357         489,397
Forgiveness of debt                                 (369,130)                 -                -               -               -
Depreciation and amortization                      1,198,120             50,286           21,151          25,534           7,690
                                          -------------------  -----------------    -------------   -------------   -------------
                                                  32,690,733          4,211,896        2,810,593       1,464,694         959,172
                                          -------------------  -----------------    -------------   -------------   -------------

NET INCOME (LOSS)                                (32,255,304)        (4,076,467)      (2,810,593)     (1,344,515)       (959,172)

Other Comprehensive Income
Unrealized loss on marketable securities              (7,238)             9,342                -           3,647               -
Foreign currency translation adjustment              (16,904)           (16,904)               -          (1,528)              -
                                          -------------------  -----------------    -------------   -------------   -------------
Total Comprehensive Income                $      (32,279,446)   $    (4,084,029)    $ (2,810,593)   $ (1,342,396)       (959,172)
                                          ===================  =================    =============   =============   =============


Loss per share, basic and diluted:        $            (0.81)   $         (0.03)    $      (0.02)   $      (0.01)   $      (0.01)
                                          -------------------  -----------------    -------------   -------------   -------------

              Basic and diluted           $            (0.81)   $         (0.03)    $      (0.02)   $      (0.01)   $      (0.01)
                                          ===================  =================    =============   =============   =============

Weighted average number of shares
 outstanding:

              Basic and diluted                   39,811,783        134,034,155      122,420,653     135,767,894     130,749,005
                                          ===================  =================    =============   =============   =============




           See accompanying notes to consolidated financial statements

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
            FROM INCEPTION (SEPTEMBER 5, 1994) TO September 30, 2005


                                                              Shares
                                   Number       Par Value    Reserved     Additional
                                     of          Common         for         Paid in
                                   Shares         Stock      Conversion     Capital       Warrants
                                -------------   ----------   ----------   ------------   -----------
Inception at September 5, 1994             -    $       -    $       -              -    $        -

Shares issued for cash, net of
 offering costs                    6,085,386          609            -        635,481             -
Warrants issued for cash                   -            -            -              -         5,000
Shares issued as compensation
 for services                        714,500           71            -      1,428,929             -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------
December 31, 1996                  6,799,886          680            -      2,064,410         5,000

Issuance of stock, prior to
 acquisition                         206,350           21            -        371,134             -
Acquisition of subsidiary for
 stock                             1,503,000          150            -         46,545             -


Shares of parent redeemed, par
 value $.0001                     (8,509,236)        (851)           -            851             -
Shares of public subsidiary
 issued, par value $.001           7,689,690        7,690          820         (8,510)            -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------

December 31, 1997                  7,689,690        7,690          820      2,474,430         5,000

Conversion of parent's shares        696,022          696         (696)             -             -
Shares issued for cash, net of
 offering costs                      693,500          694            -        605,185             -
Shares issued in cancellation
 of debt                             525,000          525            -        524,475             -
Shares issued as compensation        400,000          400            -        349,600             -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------

December 31, 1998                 10,004,212       10,005          124      3,953,690         5,000

Conversion of parent's shares         13,000           13          (13)             -             -
Shares issued in cancellation
 of debt                              30,000           30            -         29,970             -
Shares issued for cash, net of
 offering costs                       45,000           45            -         41,367             -
Shares issued as compensation      3,569,250        3,569            -        462,113             -
Detachable warrants issued                 -            -            -              -       152,125
Detachable warrants exercised        100,000          100            -        148,900      (149,000)
Debentures converted to stock      1,682,447        1,682            -        640,438             -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------

December 31, 1999                 15,443,909       15,444          111      5,276,478         8,125

Conversion of parent's shares        128,954          129         (111)           (18)            -
Shares issued for cash, net of
offering costs                     1,575,192        1,575            -        858,460             -
Shares issued in cancellation
 of debt                             875,000          875            -        660,919             -
Shares issued in cancellation
 of accounts payable                 100,000          100            -         31,165             -
Shares issued as compensation      3,372,945        3,373            -      2,555,094             -
Warrants exercised                    38,807           39            -          3,086        (3,125)
Warrants expired                           -            -            -          5,000        (5,000)

Net loss                                   -            -            -              -             -
                                 ------------    ---------    ----------   ------------   -----------

December 31, 2000                 21,534,807       21,535            -      9,390,184             -

         See accompanying notes to the consolidated financial statements



Shares issued for cash, net of
 offering cost                     6,497,088        6,497            -      1,257,758             -
Shares issued as compensation      9,162,197        9,162            -      1,558,599             -
Shares issued for previously
 purchased shares                    342,607          342            -        188,208             -
Shares issued in cancellation
 of accounts payable                 200,000          200            -         68,880             -
Amortization of deferred
 compensation                              -            -            -              -             -
Stock options issued for
 services                                  -            -            -        439,544             -
Net loss                                   -            -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------

December 31, 2001                 37,736,699        37,736            -     12,903,173             -

Shares issued for cash, net of
 offering costs                   18,657,500        18,658            -      2,077,641             -
Shares issued as compensation      3,840,525         3,841            -      1,044,185             -
Shares issued for previously
 purchased shares                     50,000            50            -          4,950             -
Shares issued in cancellation
 of accounts payable               4,265,184         4,265            -        539,291             -
Amortization of deferred
 compensation                              -             -            -              -             -
Shares issued in cancellation
 of notes payable                          -             -            -              -             -
Stock options issued for
  services                                 -             -            -        225,000             -
Net loss                                   -             -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------

December 31, 2002                 64,549,908        64,550                  16,794,240


Shares issued for cash, net of
 offering costs                   17,493,664        17,493            -      2,392,296             -
Shares issued as compensation      4,062,833         4,063            -        549,779             -
Shares issued for previously
 purchased shares                  1,160,714         1,161            -        161,339             -
Shares issued in cancellation
 of accounts payable and
 accrued compensation              9,615,870         9,616            -      3,448,950             -
Shares issued in cancellation
of notes payable                           -             -            -              -             -
Shares issued in connection
 with equity financing             3,125,000         3,125                      (3,125)            -
Exercise of stock options          7,770,892         7,771            -      1,112,077             -
Shares reacquired in settlement
 of judgement                     (1,564,048)       (1,564)           -        251,812             -
Stock options issued for
 services                                  -             -            -        145,000             -
Net loss                                   -             -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------

December 31, 2003                106,214,833       106,215            -     24,852,368             -


Shares issued for cash, net
 of offering costs                11,426,733        11,427            -      4,289,511             -
Shares issued as compensation,
expensed                           2,081,249         2,081            -      1,788,397             -
Amortization of deferred
compensation                               -             -            -              -             -
Shares issued for previously
 purchased shares                     83,332            83            -         12,417             -
Exercise of stock options         16,950,468        16,951            -      4,841,869             -
Exercise of warrants                 635,000           635            -        449,365             -
Shares issued in connection
 with equity financing             8,758,240         8,758            -      3,091,243             -
Stock retired in settlement of
 subscriptions receivable        (13,869,656)      (13,870)           -     (5,964,798)            -
Shares reacquired in settlement
of judgement                        (250,000)         (250)           -       (231,100)            -
Stock options issued for services          -             -            -        567,771             -
Other comprehensive income (loss)          -             -            -              -             -
Net loss                                                 -            -                            -
                                 ------------    ----------   ----------   ------------   -----------
December 31, 2004                132,030,199       132,030            -     33,697,043             -

Shares issued as compensation      1,948,900         1,949            -      1,357,735             -
Amortization of deferred
compensation                               -             -            -              -             -
Shares issued in connection
with equity financing              2,049,662         2,050            -      1,397,949             -
Stock options issued for services          -             -            -         65,052             -
Other comprehensive income (loss)          -             -            -              -             -
Net loss                                   -             -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------

September 30, 2005               136,028,761     $ 136,029    $       -    $36,517,779    $        -
                                 ============    ==========   ==========   ============   ===========

         See accompanying notes to the consolidated financial statements



                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STATE COMPANY)

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

            FROM INCEPTION (SEPTEMBER 5, 1994) TO September 30, 2005

                                               Accumulated
                                                  Other          Stock                                       Total
                                    Deferred    Comprehensive Subscriptions  Treasury    Accumulated     Shareholders'
                                   Compensation   Income      Receivable     Shares       Deficit          (Deficit)
                                  ------------- ------------ ------------  -----------  -------------   ---------------
Inception at September 5, 1994    $         -             -  $         -   $        -   $          -    $            -

Shares issued for cash, net of
 offering costs                             -             -            -            -              -           636,090
Warrants issued for cash                    -             -            -            -              -             5,000
Shares issued as compensation
 for services                               -             -            -            -              -         1,429,000

Net loss                                    -             -            -            -     (2,152,843)       (2,152,843)
                                  ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 1996                           -             -            -            -     (2,152,843)          (82,753)

Issuance of stock, prior to
 acquisition                                -             -            -            -              -           371,155
Acquisition of subsidiary
 for stock                                  -             -            -            -              -            46,695


Shares of parent redeemed,
 par value $.0001                           -             -            -            -              -                 -
Shares of public subsidiary
 issued, par value $.001                    -             -            -            -              -                 -

Net loss                                    -             -            -            -       (979,635)         (979,635)
                                  ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 1997                           -             -            -            -     (3,132,478)         (644,538)

Conversion of parent's shares               -             -            -            -              -                 -
Shares issued for cash, net
 of offering costs                          -             -            -            -              -           605,879
Shares issued in cancellation
 of debt                                    -             -            -            -              -           525,000
Shares issued as compensation               -             -            -            -              -           350,000

Net loss                                    -             -            -            -     (1,009,945)       (1,009,945)
                                  ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 1998                           -             -            -            -     (4,142,423)         (173,604)

Conversion of parent's shares               -             -            -            -              -                 -
Shares issued in cancellation
 of debt                                    -             -            -            -              -            30,000
Shares issued for cash, net of
 offering costs                             -             -            -            -              -            41,412
Shares issued as compensation               -             -            -            -              -           465,682
Detachable warrants issued                  -             -            -            -              -           152,125
Detachable warrants exercised               -             -            -            -              -                 -
Debentures converted to stock               -             -            -            -              -           642,120

Net loss                                    -             -            -            -     (1,671,255)       (1,671,255)
                                  ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 1999                           -             -            -            -     (5,813,678)         (513,520)

Conversion of parent's shares               -             -            -            -              -                 -
Shares issued for cash, net of
 offering costs                             -             -            -            -              -           860,035
Shares issued in cancellation
 of debt                                    -             -            -            -              -           661,794
Shares issued in cancellation
 of accounts payable                        -             -            -            -              -            31,265
Shares issued as compensation        (759,560)            -            -            -              -         1,798,907
Warrants exercised                          -             -            -            -              -                 -
Warrants expired                            -             -            -            -              -                 -

Net loss                                    -             -            -            -     (3,843,308)       (3,843,308)
                                  ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 2000                    (759,560)            -            -            -     (9,656,986)       (1,004,827)



         See accompanying notes to the consolidated financial statements



Shares issued for cash, net
 of offering costs                          -             -            -            -              -         1,264,255
Shares issued as compensation        (230,512)            -            -            -              -         1,337,249
Shares issued for previously
 purchased shares                           -             -            -            -              -           188,550
Shares issued in cancellation
 of accounts payable                        -             -            -            -              -            69,080
Amortization of deferred
  compensation                        495,036             -            -            -              -           495,036
Stock options issued for
 services                                   -             -            -            -              -           439,544
Net loss                                    -             -            -            -     (4,079,806)       (4,079,806)
                                   ----------- ------------- ------------  -----------  -------------   ---------------
December 31, 2001                    (495,036)            -            -            -    (13,736,792)       (1,290,919)

Shares issued for cash, net
 of offering costs                          -             -            -            -              -         2,096,299
Shares issued as compensation               -             -            -            -              -         1,048,026
Shares issued for previously
 purchased shares                           -             -            -            -              -             5,000
Shares issued in cancellation
 of accounts payable                        -             -            -            -              -           543,556
Amortization of deferred
 compensation                         495,036             -            -            -              -           495,036
Shares issued in cancellation
 of notes payable                           -             -            -            -              -                 -
Stock options issued for
 services                                   -             -            -            -              -           225,000
Net loss                                    -             -            -            -     (4,057,153)       (4,057,153)
                                   ----------- ------------- ------------  -----------  -------------   ---------------
December 31, 2002                           -             -            -            -    (17,793,945)         (935,155)


Shares issued for cash, net of
 offering costs                             -             -            -            -              -         2,409,789
Shares issued as compensation               -             -            -            -              -           553,842
Shares issued for previously
 purchased shares                           -             -            -            -              -           162,500
Shares issued in cancellation
 of accounts payable and
 accrued compensation                       -             -            -            -              -         3,458,566
Shares issued in cancellation
 of notes payable                           -             -                                                          -
Shares issued in connection
 with equity financing                      -             -            -            -              -                 -
Exercise of stock options                   -             -   (1,119,848)           -              -                 -
Shares reacquired in settlement
 of judgement                               -             -            -     (250,248)             -                 -
Stock options issued for
 services                                   -             -            -            -              -           145,000
Net loss                                    -             -            -            -     (5,520,531)       (5,520,531)
                                   ----------- ------------- ------------  -----------  -------------   ---------------
December 31, 2003                           -             -   (1,119,848)    (250,248)   (23,314,476)          274,011

Shares issued for cash, net
 of offering costs                          -             -           -            -              -          4,300,938
Shares issued as compensation,
expensed                             (544,416)            -           -            -              -          1,246,062
Amortization of deferred
compensation                          240,000             -           -            -              -            240,000
Shares issued for previously
 purchased shares                           -             -           -            -              -             12,500
Exercise of stock options                   -             -  (4,858,820)           -              -                  -
Exercise of warrants                        -             -           -            -              -            450,000
Shares issued in connection
 with equity financing                      -             -           -            -              -          3,100,001
Stock retired in settlement of
 subscriptions receivable                   -             -   5,978,668            -              -                  -
Shares reacquired in settlement
of judgement                                -             -                        -              -           (231,350)
Stock options issued for services           -             -                        -              -            567,771
Other comprehensive income (loss)           -       (16,580)                       -              -            (16,580)
Net loss                                    -             -           -            -     (4,864,361)        (4,864,361)
                                  ------------ ------------- -----------   ----------   ------------   ----------------
December 31, 2004                    (304,416)      (16,580)         0      (250,248)   (28,178,837)         5,078,992

Shares issued as compensation      (1,352,034)            -          -             -              -              7,650
Amortization of deferred
compensation                          416,912             -          -             -              -            416,912
Shares issued in connection with
equity financing                            -             -          -             -              -          1,399,999
Stock options issued for services           -             -          -             -              -             65,052
Other comprehensive income (loss)           -        (7,562)         -             -              -             (7,562)
Net loss                                    -             -          -             -     (4,076,467)        (4,076,467)
                                  ------------ ------------- -----------   ----------   ------------   ----------------
September 30, 2005                $(1,239,538) $    (24,142) $       -     $(250,248)  $(32,255,304)   $     2,884,576
                                  ============ ============= ===========   ==========   ============   ================



         See accompanying notes to the consolidated financial statements

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
 FROM INCEPTION (SEPTEMBER 5, 1994) TO SEPTEMBER 30,2005 AND FOR THE NINE MONTHS
                        ENDED SEPTEMBER 30, 2005 AND 2004


                                                          From                 For the Nine Months
                                                       Inception                      Ended
                                                   (September 5, 1994)             September 30,
                                                            To           ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                June 30, 2005            2005              2004
                                                  --------------------   ---------------   ----------------
Net loss                                          $       (32,255,304)   $   (4,076,467)   $    (2,810,593)
Adjustments to reconcile net loss to net cash
    used in operating activities:
         Depreciation and amortization                      1,198,120            50,286             21,151
         Stock based compensation                           9,597,780             7,650            195,706
         Stock options issued for services                  1,442,367            65,052            503,269
         Amortization of deferred compensation              1,646,984           416,912                  -
         Foreign currency loss                                (16,904)          (16,904)                 -
         Other income                                        (231,350)                -                  -
Change in assets:
         Accounts receivable                                   (5,661)           (5,661)            13,007
         Interest receivable and prepaids                     (83,319)            6,270            (91,232)
         Deposits                                              12,941                 -                  -
Change in liabilities:                                              -                 -                  -
         Accounts payable and accrued expenses              2,193,071           162,091             24,024
                                                  --------------------   ---------------   ----------------

NET CASH USED IN OPERATING ACTIVITIES                     (16,501,275)       (3,390,771)        (2,144,668)
                                                  --------------------   ---------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in note receivable                                (250,000)                -                  -
Purchase of technology                                       (108,969)                -                  -
Purchase of furniture and equipment                          (324,754)         (208,791)           (17,316)
Redemption of marketable securities                        (1,250,000)          750,000         (2,250,000)
Patent registration costs                                    (578,272)         (138,793)          (124,861)
                                                  --------------------   ---------------   ----------------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES        (2,511,995)          402,416         (2,392,177)
                                                  --------------------   ---------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants                                        607,125                 -            450,000
Proceeds from debentures                                      642,120                 -                  -
Proceeds from stock issued for cash                        12,583,570                 -          4,290,939
Proceeds from equity financing                              4,500,000         1,399,999          3,100,000
Common stock to be issued                                     206,050                 -              5,000
Short-term loan repayments                                   (288,422)                -                  -
Short-term loan proceeds                                    1,612,922                 -                  -
                                                  --------------------   ---------------   ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  19,863,365         1,399,999          7,845,939
                                                  --------------------   ---------------   ----------------

CHANGE IN CASH                                                850,095        (1,588,356)         3,309,094
CASH AT BEGINNING OF PERIOD                                         -         2,438,451            370,585
                                                  --------------------   ---------------   ----------------

CASH AT END OF PERIOD                             $           850,095    $      850,095    $     3,679,679
                                                  ====================   ===============   ================

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                     $                 -    $          468    $             -

NON-CASH FINANCING & INVESTING ACTIVITIES:
Purchase of net, non-cash assets of  subsidiary
     for stock                                    $               195    $            -    $             -
Short-term debt retired through issuance
    of stock                                      $         1,890,695    $            -    $             -
Issuance of common stock, previously subscribed   $           180,000    $            -    $        12,500
Treasury stock acquired through settlement
of judgement                                      $           250,248    $            -    $             -
Stock subscriptions receivable                    $         1,119,848    $            -    $             -
Stock received in settlement                      $          (231,350)   $            -
Stock as compensation for services                $         6,527,826    $    1,352,034    $             -
Stock issued in cancellation of accounts payable  $         4,248,938    $            -    $             -
Exercise of stock options                         $         4,858,820    $            -    $             -
Stock retired in settlement of subscriptions
receivable                                        $        (5,978,668)   $            -    $    (1,440,787)




   See accompanying notes to the consolidated financial statements (unaudited)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005


Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required for annual financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2004, included in the Form 10-KSB for the year then ended.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2005, and the results of operations and cash flows for the nine (9) month period ending September 30, 2005 have been included. The results of operations for the nine (9) month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB as filed with the U.S. Securities and Exchange Commission on April 15, 2005 for the year ended December 31, 2004.


Note 2.  Summary of Significant Accounting Policies


                                     General

Samaritan Pharmaceuticals, Inc. trades on the American Stock Exchange under the symbol LIV and its principal executive office is located in Las Vegas, Nevada.

Samaritan Pharmaceuticals, Inc. is working to ensure a longer and better life for patients suffering with AIDS, Alzheimer's, Cancer and Cardiovascular disease. Samaritan is a pipeline-driven biopharmaceutical company with a clear focus on advancing early stage innovative drugs through clinical development with our ultimate goal of bringing our novel therapeutics and diagnostic products to market.


                             Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.


                                Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three (3) months or less to be cash equivalents.

                               Revenue Recognition

During the quarter ended September 30, 2005, the Company incurred research expenditures pursuant to a grant received from the US Department of Health and Human Services. The Company recognized grant revenue of $120,179, the extent of such qualifying expenditures.

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

The Company has been issued one (1) U.S. patent and has seventeen (17) pending licensed patent applications in the U.S. to protect its proprietary methods and processes. The Company also has several licenses corresponding to foreign patent applications for some of these U.S. patent applications. As of September 30, 2005, the Company patent portfolio outside the U.S. comprised of two (2) licensed issued patents and seventeen (17) licensed pending patent applications. The issued U.S. patent and pending patent applications relate to Alzheimer's, Cancer, Cardiovascular and HIV indications.

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


                                 Loss Per Share

The Company reports loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") no. 128, "Earnings Per Share." The per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock have not been included, as the effect would be antidilutive. The Company had 24,076,018 options outstanding at September 30, 2005, which were not included.


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

                         Research and Development Costs

Research and development costs are expensed when incurred. Research and development costs for the three (3) and nine (9) months ended September 30, 2005, were $824,204 and $2,365,103, respectively. Research and development costs for the three months and nine months ended September 30, 2004, were $475,432 and $896,321, respectively.




                         Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.


                       Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107 "Disclosures about Fair Value of Financial Instruments" ("SFAS 107") requires the disclosure of fair value information about financial instruments whether or not recognized on the balance sheet, for which it is practicable to estimate the value. Where quoted market prices are not readily available, fair values are based on quoted market prices of comparable instruments. The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments.


                              Marketable Securities

At September 30, 2005, the Company held two (2) brokered Certificates of Deposit with a total market value of $1,242,763. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive loss in Shareholder's Equity. Realized gains and losses will be determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.


Note 3.  Stock Based Compensation

In December 2004, the FASB finalized SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), amending SFAS No. 123, effective December 15, 2005. SFAS 123R will require the Company to expense stock options based on grant date fair value in its financial statements. Further, adoption of SFAS No. 123R will require additional accounting related to income tax effects and additional disclosure regarding cash flow effects resulting from share-based payments arrangements. The adoption of SFAS 123R will not affect the Company's cash flows or financial position, but may have an adverse impact on results of operations if options are granted in the future. In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment for APB Opinion No. 29". This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for the Company's year ended December 31, 2006. Management is currently evaluating the impact of the adoption of SFAS No. 153 on the Company's consolidated financial position, liquidity, or results of operations.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. [Accordingly, compensation cost for the Company's stock at the date of the grant over the amount of an employee must pay to acquire the stock.] The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss would have been reported as follows:


                                                       Nine (9)         Nine (9)         Three (3)       Three (3)
                                                    Months Ended     Months Ended     Months Ended     Months Ended
                                                    September 30,    September 30,    September 30,    September 30,
                                                       2005             2004             2005             2004
                                                   --------------   --------------   --------------    -------------
Net Loss:
  As reported                                      $(4,076,467)     $(2,810,593)     $(1,344,515)       $(959,172)
  Pro Forma                                        $(5,406,298)     $(3,910,593)     $(1,344,515)       $(959,172)
Basic and diluted loss per common share:
  As reported                                          $ (0.03)         $ (0.02)        $  (0.01)        $  (0.01)
  Pro Forma                                            $ (0.04)         $ (0.02)        $  (0.01)        $  (0.01)

The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options with the following assumptions used for grants during the three months and nine months ended September 30, 2005. The per-share weighted average fair value of stock options granted during the three months and nine months ended September 30, 2005 was $0.15 and $0.43, respectively. On the date of grant using the Black-Scholes pricing model and the following assumptions were used for the three (3) and nine (9) months ended September 30, 2005:

                                                    Three (3)        Nine (9)
                                                     Months           Months
                                                    ---------        --------
        Expected dividend yield                        0%               0%
        Risk-free interest rate                        5%               5%
        Annualized volatility                         46%              44%


At September 30, 2005, the range of exercise price for all of the Company's outstanding stock options was $0.10 to $1.26, with an average remaining life of five (5) years and an average exercise price of $0.60.


Note 4.  Stockholders' Equity


                  Stock As Compensation And Settlement Of Debt

The Company issues stock as compensation for services valuing such issues premised upon the fair market value of the stock.

During the three (3) months ended September 30, 2005, the Company issued 15,000 shares of common stock in consideration of services rendered or to be rendered to the Company. Such shares were valued at an aggregate of $7,650 at $0.51 per share, representing the fair value of the shares issued. The issuances were recorded as non-cash compensation expense.

During the three (3) months ended September 30, 2005, the Company also issued 298,040 shares in connection with the common stock purchase agreement with Fusion Capital. The gross proceeds for these shares was $150,000.


                            Authorized Capital Stock

The Company has 250,000,000 authorized shares of common stock and 5,000,000 authorized shares of preferred stock.


                                  Stock Options

The following table summarizes the Company's stock options outstanding at September 30, 2005:


                                                                                Weighted
                                                                                average
                                                                 Shares      exercise price
                                                              ----------     --------------
    Outstanding and exercisable at December 31, 2004          20,924,930        $   0.56
      Granted                                                  3,201,088            0.88
      Exercised                                                        -               -
      Expired                                                   (50,000)          (1.00)
                                                              ----------     --------------
    Outstanding and exercisable at September 30, 2005         24,076,018        $   0.60

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Introduction - Forward Looking Statements

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Samaritan Pharmaceuticals, Inc. (the "Company" or "Samaritan") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions of future events or performance are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on Samaritan's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in documents filed by Samaritan with the U.S. Securities and Exchange Commission ("SEC"). Many of these factors are beyond Samaritan's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

         Any forward-looking statement speaks only as of the date on which such statement is made, and Samaritan undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.


General

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements (unaudited) and the Notes thereto included herein. The information contained below includes statements of Samaritan's or management's beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements.


Overview

         We are a small cap biopharmaceutical company focused on the development of novel therapeutic and diagnostic products. We have devoted substantially all of our resources to undertaking our drug discovery and development programs.

         The majority of our resources have been expended in the pursuit of FDA required preclinical studies and Phase II/III clinical trials for Samaritan's HIV drug SP-01A (Sphirewall), an oral entry inhibitor. In a previous Phase I/II study, SP-01A was observed to significantly lower the amount of HIV in blood, improve quality of life (how well subjects have felt), have a favorable safety profile (minimal side effects) and be well-tolerated. Moreover, in vitro testing of SP-01A: (a) demonstrated comparable or greater efficacy than currently approved anti-HIV drugs in preventing HIV virus replication; (b) was observed to have minimal toxic effect on human cells; and (c) demonstrated significant efficacy in preventing virus replication of HIV virus strains that resist currently approved anti-HIV treatments. The goal of our SP-01A monotherapy study, which is currently recruiting patients, is to look further at the dose response, efficacy and safety of SP-01A as monotherapy, given as a capsule to be swallowed, in the treatment of HIV-infected subjects.

         In addition, and at the same time, Samaritan has devoted major resources to its Alzheimer's technology, which features: (a) three (3) therapeutics: SP-04, SP-08 and SP-233; (b) two (2) stem cell, neuron differentiation therapies: SP-sc4 and SP-sc7; (c) a predictive Alzheimer's diagnostic; and (d) an Alzheimer's animal model. Samaritan has also devoted resources to its cancer drug SP-C007, a breast cancer diagnostic and its cholesterol recognition peptide, which plays a role in transforming and binding LDL cholesterol while subsequently raising HDL.

         Samaritan has established its European headquarters in Athens, Greece, which we believe will allow access to the markets of East Europe, Asia and Africa, regions with a high proportion of HIV patients, a target population for our most advanced drug SP-01A. Samaritan Pharmaceuticals Europe is currently seeking to build a sales and marketing infrastructure through distribution agreements for niche high valued products from other companies in the fields of HIV/Infectious diseases, CNS, Cancer/Oncology and Cardiovascular diseases for the normally undeveloped regions of Greece, Bulgaria, Romania, Croatia, Serbia, Bosnia and Slovenia. Samaritan Pharmaceuticals Europe: (a) has established a manufacturing arm in Ireland with Pharmaplaz, LTD, (b) plans to develop its pipeline of drugs through clinical trials in preparation for European approval,
(c) plans to increase its university research collaborations and (d) plans to apply for applicable European grants.

Plan And Results Of Operations

         We have used the proceeds from private placements of our capital stock primarily to expand our preclinical and clinical efforts as well as for general working capital. At this time, we are beginning to commit additional resources to the development of SP-01A as well as for the development of our other drugs.

         Additional details regarding the human trials and INDs that the Company plans to file may be found in the section entitled "Description of Business" in the Company's Annual Report on Form 10-KSB as filed with the SEC on April 15, 2005 for the fiscal year ended December 31, 2004.


         Results of Operations For The Three (3) Months Ended September 30, 2005 As Compared To The Three (3) Months Ended September 30, 2004

         During the quarter ended September 30, 2005, we incurred research expenditures pursuant to a grant we received from the U.S. Department of Health and Human Services. We recognized grant revenue of $120,179, the extent of such qualifying expenditures.

         We incurred research and development expenses of $824,204 for the quarter ended September 30, 2005, as compared to $475,432 for the quarter ended September 30, 2004. This increase of $348,772, or seventy-three percent (73%), was primarily attributable to (a) the continuation of our Phase IIb HIV clinical trial, (b) our increase in financial commitment with Georgetown University, (c) additional expenses incurred for development of SP-01A, including payments to Pharmaplaz, LTD for the manufacturing of SP-01A and (d) for performing the work necessary to complete the chemistry, manufacturing and controls (CMC) section of New Drug Application for the FDA, which will be submitted with studies conducted under the IND for SP-01A. We expect that research and development expenditures relating to drug discovery and development will increase during the last quarter of 2005 and into subsequent years due to FDA clinical trials which include the continuation and expansion of clinical trials (i) for our HIV drug program, (ii) our Alzheimer's drug program, (iii) the initiation of trials for other potential indications and (iv) additional study expenditures for potential pharmaceutical candidates. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical testing and clinical trial-related activities. In conjunction with the additional research and development activities we expect to conduct, we anticipate adding two (2) administrative staff members and four (4) research and development support personnel over the next twelve (12) months. On June 1, 2004, we also hired a Chief Drug Development Officer at an annual salary of $300,000, plus benefits, pursuant to that certain employment agreement set forth as
Exhibit 10.6 herein and incorporated by reference hereto.

         General and administrative expenses increased to $628,357 for the quarter ended September 30, 2005, as compared to $489,397 for the quarter ended September 30, 2004. This increase of $138,960 (28%), was primarily attributable to an increase in amortization of fees with third party agreements, in particular on May 12, 2005, we entered into a new common stock purchase agreement with Fusion Capital, the issuance of committed shares was recorded as deferred compensation and will be charged against additional paid-in capital over the term of the agreement.

         Depreciation and amortization amounted to $25,534 for the quarter ended September 30, 2005, as compared to $7,690 for the quarter ended September 30, 2004. This increase of $17,844 (232%), was primarily attributable to research equipment purchases during the second quarter of 2005.

         Net interest expense amounted to $(13,401) and $(13,347) for the three
(3) months ended September 30, 2005 and 2004, respectively. The credit balance in the interest expense account is attributable to offsetting interest earned from holding our cash in marketable securities and certificates of deposits. Interest income was $14,348 and $13,437, for the three months ended September 30, 2005 and 2004, respectively. Interest expense was $947 and $0, for the three months ended September 30, 2005 and 2004, respectively.

         We had a net loss of $1,344,515 for the quarter ended September 30, 2005, as compared to $959,172 for the quarter ended September 30, 2004. The loss per share for both quarterly periods was $0.01 per share. The increased net loss of $385,343 relates primarily to increased expenses as described above, offset by grant income of $120,179.

         Results Of Operations For The Nine (9) months Ended September 30, 2005 As Compared To The Nine (9) Months Ended September 30, 2004

         We incurred research and development expenses of $2,365,103 for the nine (9) months ended September 30, 2005, as compared to $896,321 for the nine
(9) months ended September 30, 2004. This increase of $1,468,782, or one hundred sixty-four percent (164%), was primarily attributable to (a) the initiation and continuation of our Phase IIb HIV clinical trial, (b) our increase in financial commitment with Georgetown University, (c) additional expenses relating to the development of SP-01A, including payments to Pharmaplaz, LTD for the manufacturing of SP-01A and (d) performing the work necessary to complete the chemistry, manufacturing and controls (CMC) section of New Drug Application for the FDA, which will be submitted with studies conducted under the IND for SP-01A. We expect that research and development expenditures relating to drug discovery and development will increase during the last quarter of 2005 and subsequent years due to FDA clinical trials which include the continuation and expansion of clinical trials for (i) our HIV drug program, (ii) our Alzheimer's drug program, (iii) the initiation of trials for other potential indications and
(iv) additional study expenditures for potential pharmaceutical candidates. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of pre-clinical testing and clinical trial-related activities. In conjunction with the additional research and development activities we expect to conduct, we anticipate adding two (2) administrative staff members and four (4) research and development support personnel over the next twelve (12) months. On June 1, 2004, we also hired a Chief Drug Development Officer at an annual salary of $300,000, plus benefits, pursuant to that certain employment agreement set forth as Exhibit 10.6 herein and incorporated by reference hereto.

         General and administrative expenses decreased to $1,844,385 for the nine (9) months ended September 30, 2005, from $1,912,499 for the quarter ended September 30, 2004. This decrease of $68,114, or four percent (4%), was primarily attributable to a reduction in stock-based consulting and compensation costs, offset by increases in other General and administrative items.

         Depreciation and amortization amounted to $50,286 for the nine (9) months ended September 30, 2005, as compared to $21,151 for the nine (9) months ended September 30, 2004. This increase of $29,135, or one hundred thirty-eight percent (138%), was primarily due to research equipment purchases during the second quarter of 2005.

         Net interest expense amounted to $(47,878) and $(19,378) for nine (9) months ended September 30, 2005 and 2004, respectively. The credit balance in the interest expense account is attributable to offsetting interest earned from holding our cash in marketable securities and certificates of deposits. Interest income was $49,294 and $19,378, for the nine months ended September 30, 2005 and 2004, respectively. Interest expense was $1,416 and $0, for the nine months ended September 30, 2005 and 2004, respectively. Most of the initial investment in marketable securities was made during the quarter ended September 30, 2004. Therefore, 2004 lacks the first six (6) months of earnings reflected in 2005.

         We had a net loss of $4,076,467 for the nine (9) months ended September 30, 2005, as compared to $2,810,593 for the nine (9) months ended September 30, 2004. The loss per share for the nine (9) month period ending September 30, 2005 was $0.03 as compared to $0.02 for the nine (9) month period ended September 30, 2004. The year-to-date loss increase ($1,440,218) reflects the increase in research expenses but it is offset somewhat by the decline in G & A expense.

         The net loss since our inception on September 5, 1994 through September 30, 2005 was $32,255,304. We expect losses to continue for the near future, and such losses will likely increase as human clinical trials are undertaken in the United States. Future profitability will be dependent upon our ability to complete the development of our pharmaceutical products, obtain necessary regulatory approvals and effectively market such products. In addition, future profitability will require that the Company establish agreements with other parties for the clinical testing, manufacturing, commercialization and sale of its products.

         As of September 30, 2005, the Company's cash position was $850,095 and the Company had $1,242,763 of marketable securities. We are continuing efforts to raise additional capital and to execute our research and development plans. Even if we are successful in raising sufficient money to carry out these plans, additional clinical development is necessary to bring our products to market, which will require a significant amount of additional capital.


Liquidity And Capital Resources

         Cash used in operating activities during the nine (9) month period ended September 30, 2005 was $(3,390,771), as compared to $(2,144,668) for the nine (9) month period ended September 30, 2004. This increase is primarily attributable to (a) additional expenses related to development of SP-01A and (b) the initiation of our clinical trial, including payments to Pharmaplaz, LTD for performing work to complete the chemistry and manufacturing and controls (CMC) information that will be submitted for studies conducted under the IND for SP-01A.

         Cash provided by investing activities was $402,416 for the nine (9) month period ended September 30, 2005, as compared to $(2,392,177) for the nine
(9) month period ended September 30, 2004. During the quarter ended September 30, 2004, we invested $2,250,000 in proceeds from an offering of our common stock into marketable securities until such time as the money was needed. The current period's activity includes redemption of one such marketable security offset by investments in equipment and patent registration costs.

         Cash provided by financing activities was $1,399,999 for the nine (9) month period ended September 30, 2005, as compared to $7,845,939 for the nine
(9) month period ended September 30, 2004, a decrease of $6,445,940 or eighty-two percent (82%). Last year's results include proceeds from a private placement, which is not the case for the same period 2005 when no private placements were conducted.

         Current assets as of September 30, 2005 were $1,674,325 as compared to $3,759,819 as of September 30, 2004. This decrease of $2,085,494, or fifty-five percent (55%), is primarily attributable to the use of proceeds from the 2004 private placement to fund development stage activities. This is offset somewhat by proceeds received through our equity financing arrangement with Fusion Capital. Current liabilities as of September 30, 2005 were $332,258 as compared to $417,333 as of September 30, 2004, a decrease of $85,075 or twenty percent (20%).

         On April 22, 2003, we entered into a common stock purchase agreement ("Purchase Agreement I") with Fusion Capital Fund II, LLC ("Fusion Capital"), pursuant to which Fusion Capital agreed to purchase our common stock from time to time at our option up to an aggregate amount of $10,000,000. The SEC declared the Company's registration statement on Form SB-2 effective on October 9, 2003 (Commission Registration No. 333-105818). The number of registered, yet unissued, shares remaining under this registration statement as of September 30, 2005 was 969,893.

         On May 12, 2005, we entered into a second common stock purchase agreement ("Purchase Agreement II") with Fusion Capital pursuant to which Fusion Capital has agreed to purchase our common stock from time to time at our option up to an aggregate amount of $40,000,000 over fifty (50) months from the date the SEC declares effective a registration statement covering the shares of common stock to be purchased by Fusion Capital pursuant to such Purchase Agreement II. Purchase Agreement II is subject to the declaration of effectiveness by the SEC of a registration statement covering the shares of common stock to be purchased by Fusion Capital and such shares will be priced based on the market price of our shares at the time of sale to Fusion Capital. In general, we have the right to sell to Fusion Capital up to $40,000 of our common stock on each business day and may increase that amount to as much as $1,000,000 in any one (1) day depending on the market price of our shares. We have the right to control timing and the amount of shares we sell to Fusion Capital.

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

         We do not believe that debt financing from financial institutions will be available until at least the time that one of our products is approved for commercial production. To date, none of our proprietary products has reached a commercial stage, and hence, we do not have, nor do we anticipate revenue in the near future. We have been unprofitable since our inception and have incurred significant losses. We will continue to have significant general and administrative expenses, including expenses related to clinical studies, our Research Collaboration with Georgetown University and patent registration costs. We have funded our operations through a series of private placements and through our purchase agreements with Fusion Capital, which we believe will assist the Company in meetings its cash needs. Except for Purchase Agreement I and Purchase Agreement II, no commitment exists for continued investments, or for any underwriting.

         Even with our financing arrangements with Fusion Capital (as discussed above), we may require substantial additional funds to sustain our operations and to grow our business. The amount of which will depend, among other things, on (i) the rate of progress and the cost of our research and product development programs and clinical trial activities, (ii) the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights and (iii) the cost of developing manufacturing and marketing capabilities, if we decide to undertake those activities. The clinical development of a therapeutic product is a very expensive and lengthy process and may be expected to utilize $5 million to $20 million over a three (3) to six (6) year development cycle. Although we believe we could license the manufacturing and marketing rights to our products in return for up-front licensing and other fees and royalties on any sales, there can be no assurance that we will be able to do so in the event we seek to do so. We need to obtain additional funds to develop our therapeutic products and our future access to capital is uncertain. The allocation of limited resources is an ongoing issue for us as we move from research activities into the more costly clinical investigations required to bring therapeutic products to market.

         The extent to which we rely on Fusion Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. Even if we are able to access the full amounts under Purchase Agreement I and Purchase Agreement II, we may still need additional capital to fully implement our business, operating and development plans. If we are unable to obtain additional financing, we might be required to delay, scale back or eliminate certain of our research and product development programs or clinical trials, or be required to license third parties to commercialize products or technologies that we would otherwise undertake ourselves, or cease certain operations all together, any of which might have a material adverse effect upon us. If we raise additional funds by issuing equity securities, dilution to stockholders may result, and new investors could have rights superior to existing holders of shares. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects.

         We have been able to meet our cash needs during the past twelve (12) months through a combination of funds received through private placements and funds received under Purchase Agreement I. We intend to continue to explore avenues to obtain the capital needed for our operations through private placements and by sale of our shares to Fusion Capital.


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


Recently Issued Accounting Standards

In December 2004, the FASB finalized SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), amending SFAS No. 123, effective December 15, 2005. SFAS 123R will require the Company to expense stock options based on grant date fair value in its financial statements. Further, adoption of SFAS No. 123R will require additional accounting related to income tax effects and additional disclosure regarding cash flow effects resulting from share-based payments arrangements. The adoption of SFAS 123R will not affect the Company's cash flows or financial position, but may have an adverse impact on results of operations if options are granted in the future. In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment for APB Opinion No. 29". This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for the Company's year ended December 31, 2006. Management is currently evaluating the impact of the adoption of SFAS No. 153 on the Company's consolidated financial position, liquidity, or results of operations.

In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123R.

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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


         We Have A Substantial Accumulated Deficit And Limited Working Capital

         The Company had an accumulated deficit of $32,255,304 as of September 30, 2005. Since the Company presently has no source of revenues and is committed to continuing its product research and development program, significant expenditures and losses will continue until development of new products is completed and such products have been clinically tested, approved by the FDA and successfully marketed. In addition, the Company has funded its operations primarily through the sale of Company securities, and has had limited working capital for its product development and other activities. We do not believe that debt financing from financial institutions will be available until at least the time that one of our products is approved for commercial production.


         We Have No Current Product Sales Revenues Or Profits

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

         It Is Uncertain That The Company Will Have Access To Future Capital Or Government Grants

         It is not expected that the Company will generate positive cash flow from operations for at least the next several years. As a result, substantial additional equity or debt financing or the receipt of one or more government grants for research and development and/or clinical development will be required to fund our activities. We cannot be certain that we will be able to consummate any such financing on favorable terms, if at all, or receive any such government grants or that such financing or government grants will be adequate to meet our capital requirements. Any additional equity financing could result in substantial dilution to shareholders, and debt financing, if available, will most likely involve restrictive covenants which preclude the Company from making distributions to shareholders and taking other actions beneficial to shareholders. If adequate funds are not available, the Company may be required to delay or reduce the scope of its drug development program or attempt to continue development by entering into arrangements with collaborative partners or others that may require the Company to relinquish some or all of its rights to proprietary drugs. The inability to fund its capital requirements would have a material adverse effect on the Company.


         The Company Is Not Certain That It Will Be Successful In The Development Of Its Drug Candidates

         The successful development of any new drug is highly uncertain and is subject to a number of significant risks. Our drug candidates, all of which are in a development stage, require significant, time-consuming and costly development, testing and regulatory clearance. This process typically takes several years and can require substantially more time. Risks include, among others, the possibility that a drug candidate will (a) be found to be ineffective or unacceptably toxic, (b) have unacceptable side effects, (c) fail to receive necessary regulatory clearances, (d) not achieve broad market acceptance, (e) be subject to competition from third parties who may market equivalent or superior products or (f) be affected by third parties holding proprietary rights that will preclude the Company from marketing a drug product. There can be no assurance that the development of drug candidates will demonstrate the efficacy and safety of a drug candidate as a therapeutic drug, or, even if demonstrated, that there will be sufficient advantages to its use over other drugs or treatments so as to render the drug product commercially viable. In the event that the Company is not successful in developing and commercializing one or more drug candidates, investors are likely to realize a loss of their entire investment.


         Positive Results In Preclinical And Early Clinical Trials Do Not Ensure That Future Clinical Trials Will Be Successful Or That Drug Candidates Will Receive Any Necessary Regulatory Approvals For The Marketing, Distribution Or Sale Of Such Drug Candidates

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


         The Company Will Face Intense Competition From Other Companies In The Pharmaceutical Industry

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

         There Is No Assurance That The Company's Products Will Have Market Acceptance

         The success of the Company will depend in substantial part on the extent to which a drug product, once approved, achieves market acceptance. The degree of market acceptance will depend upon a number of factors, including (a) the receipt and scope of regulatory approvals, (b) the establishment and demonstration in the medical community of the safety and efficacy of a drug product, (c) the product's potential advantages over existing treatment methods and (d) reimbursement policies of government and third party payors. We cannot predict or guarantee that physicians, patients, healthcare insurers or maintenance organizations, or the medical community in general, will accept or utilize any drug product of the Company.

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


         Uncertainties Related To Health Care Reform Measures May Affect The Company's Success

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


         Further Testing Of Our Drug Candidates Will Be Required And There Is No Assurance Of FDA Approval

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

         Among the uncertainties and risks of the FDA approval process are the following: (a) the possibility that studies and clinical trials will fail to prove the safety and efficacy of the drug, or that any demonstrated efficacy will be so limited as to significantly reduce or altogether eliminate the acceptability of the drug in the marketplace, (b) the possibility that the costs of development, which can far exceed the best of estimates, may render commercialization of the drug marginally profitable or altogether unprofitable and (c) the possibility that the amount of time required for FDA approval of a drug may extend for years beyond that which is originally estimated. In addition, the FDA or similar foreign regulatory authorities may require additional clinical trials, which could result in increased costs and significant development delays. Delays or rejections may also be encountered based upon changes in FDA policy and the establishment of additional regulations during the period of product development and FDA review. Similar delays or rejections may be encountered in other countries.


         The Company's Success Will Be Dependent On Licenses And Proprietary Rights It Receives From Other Parties, And On Any Patents It May Obtain

         Our success will depend in large part on the ability of the Company and its licensors to (a) maintain license and patent protection with respect to their drug products, (b) defend patents and licenses once obtained, (c) maintain trade secrets, (d) operate without infringing upon the patents and proprietary rights of others and (e) obtain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur, both in the United States and in foreign countries. The Company has obtained licenses to patents and other proprietary rights from Georgetown University.

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

         The Company may also rely on unpatented trade secrets and expertise to maintain its competitive position, which it seeks to protect, in part, by confidentiality agreements with employees, consultants and others. There can be no assurance that these agreements will not be breached or terminated, that the Company will have adequate remedies for any breach or that trade secrets will not otherwise become known or be independently discovered by competitors.


         The Company's License Agreements May Be Terminated In The Event Of A Breach

         The license agreements pursuant to which the Company has licensed its core technologies for its potential drug products permit the licensors, respectively Georgetown University, to terminate such agreements under certain circumstances, such as the failure by the licensee to use its reasonable best efforts to commercialize the subject drug or the occurrence of any uncured material breach by the licensee. The license agreements also provide that the licensor is primarily responsible for obtaining patent protection for the licensed technology, and the licensee is required to reimburse the licensor for costs it incurs in performing these activities. The license agreements also require the payment of specified royalties. Any inability or failure to observe these terms or pay these costs or royalties may result in the termination of the applicable license agreement in certain cases. The termination of any license agreement would have a material adverse effect on the Company.


         Protecting Our Proprietary Rights Is Difficult And Costly

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

         The Company's Success Is Dependent On Its Key Personnel

         The Company is dependent on a small management group and on independent researchers, some of whom are inventors of the patents licensed to the Company for core technologies and drugs developed at Georgetown University. Scientific personnel may from time to time serve as consultants to the Company and may devote a portion of their time to the Company's business, as well as continue to devote substantial time to the furtherance of the Company's sponsored research at Georgetown University and at other affiliated institutions as may be agreed to in the future, but such personnel are not employees of the Company and are not bound under written employment agreements. The services of such persons are important to the Company, and the loss of any of these services may adversely affect the Company.

         Our success is dependent upon the continued services and performance of Dr. Janet Greeson, our Chief Executive Officer, President and Chairman of the Board of Directors and Dr. Vassilios Papadopoulos, a Key Consultant. We do not maintain key man insurance on either of these individuals. We have a five (5) year employment agreement with Dr. Greeson that expires in 2006. The loss of their services could delay our product development programs and our research and development efforts at Georgetown University. In addition, the loss of Dr. Greeson is grounds for our Georgetown University collaboration to terminate. In addition, competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense and we cannot assure you that we would be able to recruit qualified personnel on commercially acceptable terms, or at all, to replace them.


         We May Be Unable To Retain Skilled Personnel And To Maintain Key Relationships

         The success of our business depends, in large part, on our ability to attract and retain highly qualified management, scientific and other personnel, and on our ability to develop and maintain important relationships with leading research institutions, consultants and advisors. Competition for these types of personnel and relationships is intense from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that the Company will be able to attract and retain such individuals on commercially acceptable terms or at all, and the failure to do so would have a material adverse effect on the Company.


         We Currently Have No Sales Or Marketing Capability

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


         The Company Does Not Have Internal Manufacturing Capabilities And May Not Be Able To Develop Efficient Manufacturing Capabilities Or Contract For Such Services From Third Parties Such As Pharmaplaz, LTD On Commercially Acceptable Terms

         The Company will not have any manufacturing capacity. When required, the Company will seek to establish relationships with third-party manufacturers for the manufacture of clinical trial material and the commercial production of a drug product just as it has with Pharmaplaz, LTD in Ireland. There can be no assurance that the Company will be able to establish relationships with third-party manufacturers on commercially acceptable terms or that third-party manufacturers will be able to manufacture a drug product on a cost-effective basis in commercial quantities under good manufacturing practices mandated by the FDA.

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

         The Company Does Not Have Its Own Research Facilities And Will Be Dependent On Third Parties For Drug Development

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

         The business of the Company will expose us to potential product liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. There can be no assurance that product liability claims will not be asserted against the Company. The Company intends to obtain additional limited product liability insurance for its clinical trials, directly or through its marketing development partners or CRO (contract research organization) partners, when they begin in the U.S. and to expand its insurance coverage if and when the Company begins marketing commercial products. However, there can be no assurance that the Company will be able to obtain product liability insurance on commercially acceptable terms or that the Company will be able to maintain such insurance at a reasonable cost or in sufficient amounts to protect against potential losses. A successful product liability claim or series of claims brought against the Company could have a material adverse effect on the Company.


         Insurance Coverage Is Increasingly More Difficult To Obtain Or Maintain

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


         The Market Price Of Our Shares, Like That Of Many Biotechnology Companies, Is Highly Volatile

         Market prices for our Common Stock and the securities of other medical and biomedical technology companies have been highly volatile and may continue to be highly volatile in the future. Factors such as announcements of technological innovations or new products by the Company or its competitors, government regulatory action, litigation, patent or proprietary rights developments and market conditions for medical and high technology stocks in general can have a significant impact on any future market for our Common Stock.


         We Are Not Paying Dividends On Our Common Stock

         The Company has never paid cash dividends on its Common Stock, and does not intend to do so in the foreseeable future.


         The Issuance Of More Common Shares Or Our Preferred Stock May Adversely Affect Our Common Stock

         The Board of Directors is authorized to issue additional shares of Common Stock and to designate one (1) or more series of preferred stock and to fix the rights, preferences, privileges and restrictions thereof, without any action by the shareholders. The designation and issuance of such shares of our preferred stock may adversely affect the Common Stock if the rights, preferences and privileges of such preferred stock (a) restrict the declaration or payment of dividends on our Common Stock, (b) dilute the voting power of our Common Stock, (c) impair the liquidation rights of our Common Stock or (d) delay or prevent a change in control of the Company from occurring, among other possibilities.


         Under Provisions Of The Company's Articles Of Incorporation, Bylaws And Nevada Law, The Company's Management May Be Able To Block Or Impede A Change In Control

         The issuance of preferred stock may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, a majority of our voting stock. These and other provisions in our Articles of Incorporation (as amended and restated) and in our Bylaws, as well as certain provisions of Nevada law, could delay or impede the removal of incumbent Directors and could make it more difficult to effect a merger, tender offer or proxy contest involving a change of control of the Company, even if such events could be beneficial to the interest of the shareholders as a whole. Such provisions could limit the price that certain investors might be willing to pay in the future for our Common Stock.

         Officers' And Directors' Liabilities Are Limited Under Nevada Law

         Pursuant to the Company's Articles of Incorporation (as amended and restated) and Bylaws, as authorized under applicable Nevada law, Directors are not liable for monetary damages for breach of fiduciary duty, except in connection with a breach of the duty of loyalty for (a) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (b) for dividend payments or stock repurchases illegal under Nevada law or
(c) any transaction in which a Director has derived an improper personal benefit. The Company's Articles of Incorporation (as amended and restated) and Bylaws provide that the Company must indemnify its officers and Directors to the fullest extent permitted by Nevada law for all expenses incurred in the settlement of any actions against such persons in connection with their having served as officers or Directors.


ITEM 3.  CONTROLS AND PROCEDURES


(A)      Evaluation Of Disclosure Controls And Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Accounting and Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Accounting and Financial Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-KSB.


(B)      Changes In Internal Controls Over Financial Reporting

         In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter covered by this report, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         We are, from time to time, involved in various legal proceedings in the ordinary course of our business. While it is impossible to predict accurately or to determine the eventual outcome of these matters, the Company believes that the outcome of these proceedings will not have a material adverse effect on the financial statements of the Company.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         The Company has formed, by the determination of the Board of Directors, an Audit Committee with Independent Director Mr. H. Thomas Winn as Chairman. Mr. Winn is a "qualified financial expert" as such term is used in Item 7(d)(3)(iv) of Schedule 14A (240.14a-101 of this chapter) under the Exchange Act. The Company has also formed a Compensation and Governance Committee, with Independent Director Ms. Cynthia C. Thompson as Chairman; a Nomination Committee with Independent Director Mr. Welter Holden as Chairman; and a Science and Technology Advisory Committee with Dr. Papadopoulos as Chief Scientist and Key Consultant to the Board of Directors. It should also be noted that no Director or executive officer, key employee or key consultant of the Company has any family relationships with any other Director, executive officer, key employee or key consultant of the Company, except that Mr. Boyle is the son of Dr. Greeson.

ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8-K


A.       Exhibits:

EXHIBIT NO.           DESCRIPTION                                         LOCATION
-----------           --------------------------------------------------  ------------------------------------------------
2.1                   Agreement and Plan of Reorganization                Incorporated by reference to Exhibit 2.1 to the
                                                                          Company's Form 10-SB12G as filed with the U.S.
                                                                          Securities and Exchange Commission on July 21,
                                                                          1999

3.1                   Articles of Incorporation, restated as last         Incorporated by reference to Exhibit 3.1 to the
                      amended June 10, 2005                               Company's Current Report on Form 8-K as filed
                                                                          with the U.S. Securities and Exchange Commission
                                                                          on July 8, 2005

3.2                   Bylaws, restated as last amended April 18, 2005     Incorporated by reference to Exhibit 3.2 to the
                                                                          Company's Current Report on Form 8-K as filed
                                                                          with the U.S. Securities and Exchange Commission
                                                                          on July 8, 2005

4.1                   Form of Common Stock Certificate                    Incorporated by reference to Exhibit 4.1 to the
                                                                          Company's Current Report Form 10-SB12G as filed
                                                                          with the U.S. Securities and Exchange Commission
                                                                          on July 21, 1999

4.2                   Amended Samaritan Pharmaceuticals, Inc. 2001        Incorporated by reference to Exhibit 4.2 to the
                      Stock Option Plan                                   Company's Quarterly Report on Form 10-QSB as
                                                                          filed with the U.S. Securities and Exchange
                                                                          Commission on August 16, 2004

4.3                   Samaritan Pharmaceuticals, Inc. 2005 Stock Option   Incorporated by reference to the Schedule 14-A
                      Plan                                                Information Statement filed with the U.S.
                                                                          Securities and Exchange Commission on April 29,
                                                                          2005 and approved by the shareholders on June
                                                                          10, 2005

10.1                  Assignment of Invention, dated September 6, 2000,   Incorporated by reference to Exhibit 10.1 to the
                      by and between Linda Johnson and the Company        Company's Quarterly Report on Form 10-QSB as
                                                                          filed with the U.S. Securities and Exchange
                                                                          Commission on August 14, 2002

10.2                  Assignment of Invention, dated May 14, 2999, by     Incorporated by reference to Exhibit 10.2 to the
                      and between Linda Johnson and Spectrum              Company's Quarterly Report on Form 10-QSB as
                      Pharmaceuticals Corporation                         filed with the U.S. Securities and Exchange
                                                                          Commission on August 14, 2002

10.3                  Assignment of Invention, dated May 22, 1990, by     Incorporated by reference to Exhibit 10.3 to the
                      and between Alfred T. Sapse and Spectrum            Company's Quarterly Report on Form 10-QSB as
                      Pharmaceutical Corporation                          filed with the U.S. Securities and Exchange
                                                                          Commission on August 14, 2002

10.4                  Common Stock Purchase Agreement, dated April 22,    Incorporated by reference to Exhibit 10.1 to the
                      2003, by and between the Company and Fusion         Company's Current Report on Form 8-K as filed
                      Capital Fund II, LLC                                with the U.S. Securities and Exchange Commission
                                                                          on April 25, 2003
10.5                  Registration Rights Agreement, dated April 22,      Incorporated by reference to Exhibit 10.2 to the
                      2003, by and between the Company and Fusion         Company's Current Report on Form 8-K as filed
                      Capital Fund II, LLC                                with the U.S. Securities and Exchange Commission
                                                                          on April 25, 2003



EXHIBIT NO.           DESCRIPTION                                         LOCATION
-----------           --------------------------------------------------  ------------------------------------------------
10.6                  Employment Agreement, dated as of January 1,        Incorporated by reference to Exhibit 10.6 to the
                      2001, by and between Samaritan Pharmaceuticals,     Company's Quarterly Report on Form 10-QSB as
                      Inc. and Mr. Thomas Lang                            filed with the U.S. Securities and Exchange
                                                                          Commission on August 16, 2004

10.7                  Form of Trust Under Samaritan Pharmaceuticals,      Incorporated by reference to Exhibit 10.10 to
                      Inc. Deferred Compensation Plan                     the Company's Quarterly Report on Form 10-QSB as
                                                                          filed with the U.S. Securities and Exchange
                                                                          Commission on August 14, 2002

10.8                  Employment Agreement, dated as of June 1, 2004,     Incorporated by reference to Exhibit 10.8 to the
                      by and between Samaritan Pharmaceuticals, Inc.      Company's Quarterly Report on Form 10-QSB as
                      and Eugene Boyle                                    filed with the U.S. Securities and Exchange
                                                                          Commission on August 14, 2002

10.9                  Employment Agreement, dated as of January 1,        Incorporated by reference to Exhibit 10.9 to the
                      2001, by and between Samaritan Pharmaceuticals,     Company's Quarterly Report on Form 10-QSB as
                      Inc. and Janet Greeson                              filed with the U.S. Securities and Exchange
                                                                          Commission on August 14, 2002

10.10                 Master Clinical Trial and Full Scale                Incorporated by reference to Exhibit 10.10 to
                      Manufacturing Agreement, dated October 5, 2004,     the Company's Quarterly Report on Form 10-QSB as
                      by and between the Company and Pharmaplaz, LTD      filed with the U.S. Securities and Exchange
                                                                          Commission on November 15, 2004

10.11                 Common Stock Purchase Agreement, dated May 12,      Incorporated by reference to Exhibit 10.11 to
                      2005, by and between the Company and Fusion         the Company's Quarterly Report on Form 10-QSB as
                      Capital Fund II, LLC                                filed with the U.S. Securities and Exchange
                                                                          Commission on May 13, 2005

10.12                 Registration Rights Agreement, dated May 12,        Incorporated by reference to Exhibit 10.12 to
                      2005, by and between the Company and Fusion         the Company's Quarterly Report on Form 10-QSB as
                      Capital Fund II, LLC                                filed with the U.S. Securities and Exchange
                                                                          Commission on May 13, 2005

10.13                 Norbrook Supply Agreement                           Incorporated by reference to Exhibit 1 to the
                                                                          Company's Current Report on Form 8-K as filed
                                                                          with the U.S. Securities and Exchange Commission
                                                                          on September 27, 2005

10.14                 Research Collaboration and Licensing Agreement,     Incorporated by reference to Exhibit 10.10 to
                      dated June 8, 2001, by and between Georgetown       Amendment No. 1 to the Company's Registration
                      University and Samaritan Pharmaceuticals, Inc.      Statement on Form SB-2 as filed with the U.S.
                                                                          Securities and Exchange Commission on July 30,
                                                                          2003

13.1                  Samaritan Pharmaceuticals, Inc.'s Annual Report     Filed on Form 10-KSB on April 15, 2005 and
                      on Form 10-KSB for the fiscal year ended December   incorporated herein by reference
                      31, 2004

14.1                  The Samaritan Pharmaceuticals, Inc. Code of         Incorporated by reference to Exhibit 14.1 to the
                      Conduct                                             Company's Form 10-KSB as filed with the U.S.
                                                                          Securities and Exchange Commission on April 15,
                                                                          2003



EXHIBIT NO.           DESCRIPTION                                         LOCATION
-----------           --------------------------------------------------  ------------------------------------------------
16.1                  Letter Regarding Change in Certifying Accountant    Incorporated by reference to Exhibit 16.1 to the
                                                                          Company's Current Report on Form 8-K as filed
                                                                          with the U.S. Securities and Exchange Commission
                                                                          on September 27, 2002

21                    List of Subsidiaries                                Incorporated by reference to Exhibit 21 to the
                                                                          Company's Quarterly Report on Form 10-QSB as
                                                                          filed with the U.S. Securities and Exchange
                                                                          Commission on August 15, 2005

31.1                  Certification of Chief Executive Officer            Provided herewith

31.2                  Certification of Chief Financial Officer            Provided herewith

32.1                  Certification re: Section 906                       Provided herewith

32.2                  Certification re: Section 906                       Provided herewith


B.     Current Reports On Form 8-K During The Quarter Ended September 30, 2005:


         (1) On July 8, 2005, the Company filed a Current Report on Form 8-K concerning (a) an amendment to the Company's Bylaws decreasing the number of Board members and (b) certain actions taken by the Company's shareholders at the June 10, 2005 Annual Meeting of the Shareholders.

         (2) On September 26, 2005, the Company filed a Current Report on Form 8-K concerning a Supply Agreement entered into by and among the Company, Samaritan Pharmaceuticals Ireland Limited, Pharmaplaz, LTD and Norbrook S.R.O. pursuant to which Norbrook S.R.O. shall supply raw materials towards the production of SP-01A, subject to regulatory approvals to market SP-01A.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SAMARITAN PHARMACEUTICALS, INC.

Dated:   November 14, 2005                   By:      /s/ Eugene Boyle
                                                      ----------------
                                             Name:    Eugene Boyle
                                             Title:   Chief Operating Officer,
                                                      Chief Financial Officer
                                                      and Director