Form 10KSB
period 2005-12-31
SAMARITAN PHARMACEUTICALS INC
filed 2006-04-13
CIK 1057377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
                  (X) Annual Report Under SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT of 1934

                   For the fiscal year ended December 31, 2005

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

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:
            Common Stock, $0.001 par value per share (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes [x] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.
Yes [ ] No [x]

The registrant had $256,847 of revenues in the fiscal year ended December 31,2005. The approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $84,857,089 as of March 28, 2006 The Company had 136,866,274 common shares issued and outstanding as of December 31,2005.

                      Documents Incorporated By Reference
As stated in Part III of this Annual Report on Form 10-K, portions of the registrant's definitive proxy statement for the registrant's 2006 Annual Meeting of Stockholders to be held on May 31, 2006 are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                Table of Contents

                                     Part I

Item  1.   Business...........................................................1

Item  2.   Properties........................................................24

Item  3.   Legal Proceedings.................................................24

Item  4.   Submission of Matters to a Vote of Security Holders...............24

                                     Part II

Item  5.   Market For Common Equity and Related Stockholder Matters..........24

Item  6.   Selected Financial Data...........................................27

Item  7.   Management's Discussion and Analysis of Financial Condition and
           Results of  Operations............................................28

Item  7A.  Quantitative and Qualitative Disclosures about Market Risk........36

Item  8.   Financial Statements and Supplementary Data.......................36

Item  9.   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosures.............................................36

Item  9A.  Controls and Procedures...........................................36

Item  9B.  Other Information.................................................36

                                    Part III

Item  10.  Directors and Executive Officers of the Registrant................37

Item  11.  Executive Compensation............................................37

Item  12.  Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters.......................................37

Item  13.  Certain Relationships and Related Transactions....................37

Item  14.  Independent Registered Public Accounting Firm Fees and Services...37

                                     Part IV

Item  15.   Exhibits and Financial Statement Schedules.......................37

Signatures...................................................................41

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

General

         Samaritan Pharmaceuticals, Inc. (the "Company", "Samaritan", or "Registrant") is working to ensure a longer and better life for patients suffering with AIDS, Alzheimer's, cancer, and cardiovascular disease. Samaritan is a pipeline-driven biopharmaceutical company, with a clear focus on advancing early stage innovative drugs through clinical development, to become commercially valuable compounds. We have devoted substantially all of our resources to undertaking our drug discovery and development programs.

         The majority of our resources have been expended in the pursuit of FDA required preclinical studies and Phase II/III clinical trials for Samaritan's HIV drug SP-01A, an oral entry inhibitor.

         In a previous FDA Phase I/II human study, SP-01A was observed to significantly lower the amount of HIV in blood, improve quality of life (how well subjects have felt), have a favorable safety profile (minimal side effects) and be well tolerated. Moreover, preclinical in-vitro testing of SP-01A: demonstrated comparable or greater efficacy than currently approved anti-HIV drugs in preventing HIV virus replication; was observed to have minimal toxic effect on human cells; and demonstrated significant efficacy in preventing virus replication of HIV virus strains that resist currently approved anti-HIV treatments.

         We are currently conducting a Phase IIb/IIIa Monotherapy trial with HIV patients studying SP-01A. The goal of our SP-01A Monotherapy study is to look further at the dose response, efficacy and safety of SP-01A as monotherapy, given as a capsule to be swallowed, in the treatment of HIV-infected patients.

         In addition, and at the same time, Samaritan has devoted major resources to its Alzheimer's technology, which features three therapeutics:
SP-04, SP-08, and SP-233; two stem cell, neuron differentiation therapies:
SP-sc4 and SP-sc7; a predictive Alzheimer's diagnostic; and an Alzheimer's animal model.

         Also, Samaritan has devoted resources to its cancer drug SP-C007, a breast cancer diagnostic and our cholesterol recognition peptide, which plays a role in transforming and binding LDL(the bad cholesterol) while subsequently raising HDL(the good cholesterol).

         Samaritan has established its European headquarters in Athens, Greece to allow access to the markets of East Europe, Asia and African regions with a high proportion of HIV patients, a target population for our most advanced drug SP-01A. "Samaritan Pharmaceuticals Europe" is currently building, a sales and marketing infrastructure to create revenue for the normally undeveloped regions of Greece, Bulgaria, Romania, Croatia, Serbia, Bosnia and Slovenia.

         On December 14, 2005, Samaritan In-Licensed from Three Rivers Pharmaceuticals the Greece & Cyprus Marketing Rights for Amphocil (an amphotericin B cholesteryl sulfate complex for injection indicated for the treatment of invasive aspergillosis, a fungal infection that occurs in immuno-compromised patients). On, April 3, 2006, Samaritan Pharmaceuticals Europe, S.A. received notification by the National Pharmaceuticals Organization,
(EOF) for a new marketing authorization for Amphocil in Greece. The National Pharmaceutical Organization, (EOF), is the competent authority for granting approval to market pharmaceutical and medical products in Greece, similar to the FDA in the United States. Samaritan Europe is currently assembling all the necessary documents to make a pricing application with the Minister of Development who issues official prices with the consent of the Minister of Health. Once price approval is obtained, Samaritan will launch the product in the Greek market. Currently, Samaritan Pharmaceuticals Europe is trying to contract with other pharmaceutical companies to sell and distribute niche, high valued products in the above undeveloped European regions.

         Samaritan Pharmaceuticals has also established its manufacturing arm in Ireland with our collaborative partner Pharmaplaz, LTD. Through this collaboration, Samaritan will manufacture our clinical trial drug, SP-01A, and plans to develop its pipeline of drugs through clinical trials in preparation for European approval, plans to increase its university research collaborations and plans to apply for applicable European grants.

         Samaritan was formed in September 1994 and became a public company in October 1997. Our principle executive offices are located at 101 Convention Center Drive, Suite 310, Las Vegas, NV 89109, and our telephone number is (702) 735-7001. The address of our website is www.samaritanpharmaceuticals.com. Information on our website is not part of this 10-K.

Business Model

         We believe Samaritan fills a niche in bringing commercial drug development expertise and the financial resources to further University innovation.

         Samaritan brings a business acumen to University discoveries, which includes an expertise, primarily in accomplishing investigational new drug
(IND) applications with the Food and Drug Administration (FDA), conducting FDA regulatory clinical trials, patent applications (IP), and National Institute of Health grants. Samaritan's expertise also includes clinical study drug production, chemistry, manufacturing and controls, stability studies, and human clinical trials and proof of concept studies with all of the related preclinical studies required to get FDA drug approval.

         In addition, Samaritan strives to maintain relationship based business development programs to potentially market and license its innovation with partners in the pharmaceutical industry.

         Samaritan endeavors to develop drugs with the potential for an annual commercial value of at least $300,000,000 a year to ultimately interest major pharmaceutical partnerships.

Management Team

         Samaritan's management team is focused on creating shareholder value. We believe we have created a viable business model that will be the road map for Samaritan's future. Collectively, the management team is bright, entrepreneurial, energetic, perseverant, and devoted full time to creating potential value drivers and shareholder value.

         Samaritan has shaped its current pipeline of drugs by in-licensing innovative discoveries through its research collaboration with Georgetown University. Its strategic focus is to use this model, with other top tier universities, to create a substantial pipeline and gain its own commercial presence.

Overview of Samaritan's Research Pipeline


         Samaritan's proprietary HIV drug SP-01A headlines its pipeline. SP-01A is an HIV oral entry inhibitor that works by blocking the ability for the HIV virus to infect CD4+ cells. In Phase I/II clinical trials, SP-01A demonstrated proof of concept with significance in two crucial areas, viral load and improvement in quality of life. The drug was also observed to have a favorable safety profile, be well-tolerated and data suggests SP-01A is a promising drug for patients experiencing drug resistance. The innovative concept underlying the mechanism of action of SP-01A was the basis used to develop two new HIV drug candidates, SP-10 and SP-03, both with robust HIV entry inhibitor properties.

         Samaritan's Alzheimer's technology features four (4) promising therapeutics, SP-04, SP-04m, SP-08, and SP-233; two (2) stem cell neuron differentiation therapies, SP-sc4 and SP-sc7; a predictive diagnostic; and an animal model. The stem cell therapy drugs have been shown, in cell cultures and in animals, to awaken dormant brain stem cells and to transform (differentiate) them into new neurons. The Alzheimer's diagnostic is a simple blood test that may be superior to the invasive spinal taps and MRIs currently used. Finally, the Alzheimer's animal model offers a model to rapidly screen and develop innovative drugs for Alzheimer's disease.

         Samaritan's cancer program features a promising cancer drug, SP-C007, and a breast cancer diagnostic. The diagnostic provides a predictive prognosis of cancerous tumor aggressiveness with more than twice the accuracy rate than that of current technologies.

         Samaritan's SP-1000, a cholesterol recognition peptide, plays a role in binding and taking out cholesterol from LDL, thus offering an immediate response to hypercholesterolemia.

Samaritan's Drug Development Programs

Samaritan is currently advancing two (2) distinct drug development programs:

AIDS/HIV Program

-- SP-01A for HIV Resistance (oral entry inhibitor); PII/III Clinical trials 2006-2008.

-- SP-10 for HIV Resistance (oral entry inhibitor); Conducting preclinicals to apply for Investigational New Drug (IND) application with the Food and Drug Administration (FDA).

Alzheimer's Program

-- SP-233 for Alzheimer's; Conducting preclinicals to apply for IND application with the FDA.

-- SP-004 and SP-04m for Alzheimer's; Conducting preclinicals to apply for IND application with the FDA.

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

         The long-term use of antiretroviral therapy is sometimes hampered by poor compliance due to pill burden, by the route of administration when the oral delivery is impossible, by food restrictions, and by major side effects impacting quality of life. Furthermore, one of the major reasons for therapy failure is the emergence of resistant virus against one or more of the anti-HIV medications or, to some extent, an entire class of drug (cross-resistance).

         Enfuvirtide (Fuzeon(TM)) was recently approved as an HIV-1 fusion/entry inhibitor, a new class of treatment inhibiting the fusion of the HIV-1 virus to the CD4+ cell membrane by preventing the conformational changes required for this fusion. Since the mechanism of action of Enfuvirtide is different from other classes of anti-HIV medication, it is effective in patients who have failed other therapies due to emergence of resistant virus. However, a recent study demonstrated the emergence of resistance to Enfuvirtide due to different mutations of the viral glycoprotein gp41. The rapid rate of mutation of HIV-1 and conferred resistance of the virus to current therapies continue to necessitate a need for additional new therapeutic agents.

         To that end, Samaritan has advanced a hypothesis regarding the immuno-modulating and anti-viral effects of SP-01A in the treatment of HIV infection.

         SP-01A Hypothesis: Samaritan hypothesized that the HIV-associated dysregulation of cortisol levels may play a role in the pathophysiology of AIDS including modulation of cell-mediated immunity. Experimental evidence suggests cortisol and its receptors were critically involved at some level in the regulation of immune function in HIV infection. Therefore, it was reasonable to hypothesize treatment with a cortisol-modulating agent may improve the immune function in HIV-infected patients.

         In pursuing this hypothesis, we discovered the modulatory effect of SP-01A on the stress-induced corticosteroid increase may be related to a reduction of the expression of the cholesterol synthesis key enzyme HMG-CoA reductase mRNA leading to a reduction in cholesterol synthesis. Several observations have also established that inhibitors of cholesterol synthesis inhibit cell fusion formation induced by HIV-l and drugs extracting cholesterol from the cellular membrane exert an anti-HIV-1 effect, in-vitro.

         Taken together, Samaritan's preclinical data appears to suggest that the effect of SP-01A on cholesterol synthesis leads to a modification of the cholesterol content of the host cell membrane, which, in turn, reduces the HIV-1 virus replication by rendering it much more difficult for the virus to enter and infect the cell.

         SP-10 Second HIV Drug Development in Conjunction with SP-01A: SP-10 was discovered in the Samaritan Laboratories at Georgetown University, the result of the Samaritan/Georgetown University collaboration. After its discovery, continuous HIV preclinical studies demonstrated SP-10 exhibited antiviral properties by blocking the entry of HIV and multi drug-resistant HIV viruses into the cells. Moreover, SP-10 has shown very low toxicity, suggesting it lacks serious side effects. Toxicity is a major problem with most current antivirals, along with the development of drug resistance. So far, all of the current antivirals on the market are demonstrating drug resistance.

         Since SP-01A is intended to be administered in combination with current antiviral therapy for the indication of HIV drug resistance, Samaritan decided to pursue SP-10 as an overall antiviral for HIV that could be administered alone or in combination with the normally administered triple therapy for both HIV in general and drug resistance.

         In pursuing the preclinical development of SP-01A as an antiviral for drug resistance, we decided, at the same time, to accomplish the same preclinical data required by the FDA for SP-01A as for SP-10 at the same time, although we intend to study SP-10 as a stand alone antiviral.

         So far, preclinical data taken together for SP-01A and SP-10 suggests these compounds reduce HIV virus replication by modifying the structure of the host cell membrane, thus rendering it impossible for the HIV virus to enter and infect the cell. Both drugs can be classified as oral entry inhibitors and could prove more effective than today's antiretroviral therapy. Each would prevent HIV from invading healthy cells, rather than going in after the virus, when healthy cells may have already been infected.

SP-01A Development

         Proof of Concept/Phase I/II Study: The safety and dose response of orally administered SP-01A in HIV-infected patients was assessed in a Phase I/II study. The study was an eight (8) week non-randomized, open-label study conducted at a single investigational site (AIDS Research Alliance, West Hollywood, CA) with twenty-nine (29) patients infected with HIV-1 who were being treated with concomitant triple combination antiretroviral therapy for at least eight (8) weeks prior to study initiation.

         Upon submitting Phase I/II clinical study efficacy data, and upon evaluation by the FDA, Samaritan's IND/protocol was transferred to the Anti-Viral Division of the FDA. The FDA then requested further supporting antiviral preclinical studies, such as a demonstration of anti-HIV-1 drug resistance and numerous other studies where SP-01A confirmed its results as an antiretroviral therapy. In addition, the inhibitory effect of SP-01A on the entry of HIV and multi-drug resistant HIV viral strains reinforced our conviction of a new mechanism of action which targets the host cell, rather than the virus itself, rendering SP-01A less susceptible than any other drug on the market to emerging resistances. Studies to investigate whether SP-01A induces resistance are underway.

         SP-01 A Phase II/III Development: Samaritan has commenced the continuation of a Monotherapy Clinical Trial, "SP01A: The Study of an Oral Entry Inhibitor in Treatment-Experienced HIV Patients" to demonstrate efficacy as an antiviral and gather dosage data in preparation for later stage Phase III clinical trials, assuming positive outcome data.

Why Samaritan Chooses Drug Resistance Indication

         Resistance: Regarding he Ability of the HIV Virus to Mutate and Survive "We keep returning to the same issue: Whatever we throw at HIV, this simple but highly mutable virus finds a way to dodge it". This was the comment made by clinicians and researchers at The 11th Conference on Retroviruses and Opportunistic Infections (Boston; February 10 - 14, 2003). The subject was resistance; the ability of the human immunodeficiency virus (HIV) to mutate such that antiretroviral agents, designed to inhibit its replication, are no longer effective.

         HIV Resistant Mutant Strains Are Evolving at a Record Pace: From 1995 to 2000, the frequency of resistance mutations increased from eight percent (8%) to twenty-two and seven-tenths percent (22.7%). Simultaneously, the frequency of multi-drug resistance increased from three and eight-tenths percent (3.8%) to ten and two-tenths percent (10.2%).

         Resistance Among Newly-Infected Patients: It is estimated that the prevalence of transmitted resistance to antiretroviral drugs is between one percent (1%) and eleven percent (11%) among persons in North America who are newly infected with HIV. The frequency of high-level resistance to one or more drugs increased from three and four-tenths percent (3.4%) during the period from 1995 to 1998, to twelve and four-tenths percent (12.4%) during the period from 1999 to 2000 and the frequency of multi-drug resistance increased from one and one-tenth percent (1.1%) to six and two-tenths percent (6.2%). Moreover, phenotypic resistance has increased at least three-fold in five (5) years: resistance to nucleoside reverse transcriptase inhibitors (NRTI) a two hundred sixty-nine percent (269%) increase; resistance to non-nucleoside reverse transcriptase inhibitors (NNRTI) a three hundred seventy-four percent (374%) increase; resistance to protease inhibitors (PI) a two thousand percent (2,000%) increase.

         Resistance Among Treatment-Experienced Patients: An estimated ten percent (10%) to twenty percent (20%) of all people with HIV/AIDS that undergo HAART therapy are treatment failures.

         The Concerns of Resistance: There is a need for novel new therapies with the ability to suppress and maintain inhibition of viral replication upon initiation of therapy. This virus must not be able to develop resistance to this therapy. In lieu of such a therapy, there is a need for treatment modalities with the ability to maintain or even increase the efficacy of first and subsequent HAART regimens.

Alzheimer's Drug Development Program

         Background: Samaritan has a long-term commitment to developing innovative and unique treatments for Alzheimer's disease. It is widely recognized that new approaches are vitally needed to help suffering patients and their families in the fight against Alzheimer's disease. Samaritan believes the best strategy against Alzheimer's disease may be to prevent, reduce or slow its onset to spare patients, families and the healthcare system much of the tremendous burdens and tragedies that accompany this illness.

         One of the major problems with the diagnosis and treatment of neurological diseases, such as Alzheimer's disease, is the inability of clinicians to determine the onset of disease. Recent evidence suggests that inflammation and increase in free radicals may play a large role in the specific cause of Alzheimer's disease.

         Alzheimer's Diagnostic: In Samaritan's quest to find an accurate diagnostic, inventors have surprisingly found central nervous system DHEA is increased in patients having Alzheimer's, in contrast to decreased levels of DHEA found in the periphery (blood). Although this finding agrees with previous reports that DHEA levels in Alzheimer's patients are abnormally low and have been recommending taking DHEA supplements as a means of prevention, it suggests that brain DHEA formation is separate from peripheral DHEA levels, thus questioning the use of DHEA as a means of Alzheimer's disease prevention. Samaritan inventors have identified a distinct mechanism for DHEA formation in the brain from precursors they are able to follow in the blood, using a chemical reaction, allowing the prediction of DHEA levels in the brain. This research has been the basis of Samaritan's Alzheimer's diagnostic test and granting of research funds from the National Institutes of Health (NIH).

         SP-233 Alzheimer's Drug: Excessive accumulation in the brain of the beta-amyloid peptide, due either to overproduction and/or decreased clearance and the formation of senile plaques, is one of the hallmarks of Alzheimer's disease. SP-233 was identified based on its ability to protect neurons against beta-amyloid-induced toxicity. SP-233 was shown to bind to beta-amyloid peptide, prevent its oligomerization and entry into neurons, protect neuronal mitochondria from beta-amyloid-induced damage, and maintain neuronal cell energy levels. Samaritan's preclinical data is suggesting SP-233 as a new unique approach for Alzheimer's disease therapy.

         SP-233 Development: Detailed studies on the mechanism of action of SP-233, in rodent and human neurons, have been performed in-vitro and the toxicity of the compound studies have been analyzed. Samaritan has performed the preclinical tests required to apply to the FDA for an IND and is currently performing toxicology examinations.

         SP-004/SP-04m Alzheimer's Drug: Alzheimer's disease is characterized by multifaceted pathology involving a number of dysregulated molecular mechanisms that include, at least, changes in: (a) cholinergic transmission, (b) sigma-1 receptor-mediated pathways, and (c) increased free radical production. Even though the improvement of the cholinergic transmission of the patients suffering from Alzheimer's is necessary (the basis of most of today's therapies), targeting acetyl cholinesterase solely is certainly not sufficient, in relationship to the numerous pathways involved in Alzheimer's disease pathology. Under the research collaboration with Georgetown University, a number of compounds were developed with the goal to express multiple properties, allowing them to act simultaneously at two (2) distinct targets, important in neuronal function, i.e., enzyme acetyl cholinesterase, and the sigma-1 receptor, SP-004 and SP-04m efficacy has been validated in vitro, and in animal models, in vivo, as a response to these goals.

         SP-004/SP-04m Development: Detailed studies on the mechanism of action of SP-004 and SP-04m have been performed and the toxicity of the compound in-vitro has been studied. Preclinical toxicology studies will now be undertaken as required by the FDA for an IND.

         Alzheimer's Stem Cell Drugs: Samaritan is fast tracking the development of its neuronal stem cell therapy drugs (SP-sc4 and SP-sc7) which can induce dormant brain neuronal stem cells to differentiate rapidly into adult neuron cells as a novel treatment for Alzheimer's disease and other neurodegenerative disorders. Repairing brain damage by replacing the lost neurons and restoring neuronal function is certainly one of the most ambitious and exciting challenges physicians and scientists are currently facing with regard to Alzheimer's. The concept of stem cell therapy is extremely promising. Hence, access to the differentiation of stem cells into neurons may serve as a database of specialized cells for regenerative medicine as a treatment for neurodegenerative diseases and brain stroke.

         SP-sc4 and SP-sc7 Development: Screening a database/collection of naturally occurring compounds, the Georgetown University group under the Samaritan/Georgetown University collaborative agreement, identified compounds efficacious in inducing in-vitro and, in rats in vivo, neural stem cell differentiation and neurogenesis. Further in vivo studies in animal models of neurodegenerative disease are in progress in order to validate the use of these compounds in regenerating the neuronal network from pre-existing adult stem cells in humans.

         Alzheimer's Rat Model: One of the limiting factors in screening for the compounds displaying neuroprotective properties is the lack of an animal model allowing for rapid evaluation of the efficacy of compounds under investigation. In our race to find a way to stop the spread of Alzheimer's disease, we decided to develop an animal model that mimics the human phenotype of Alzheimer's disease pathology. Considering the critical role of beta-amyloid peptide in Alzheimer's disease development, we undertook a non-transgenic approach to induce an Alzheimer's-like neuropathology in rats. During the test, a proprietary formulation is administered directly in the brain of the rat producing a microenvironment resembling that which may occur in an Alzheimer's diseased brain. After four (4) weeks, treatment of the rats with the solution induced memory impairment accompanied by increased hyperphosphorylated Tau protein levels in CSF, both part of the Alzheimer's disease phenotype seen in human patients. Further histopathology of the rat brains indicated the presence of neuritic plaques, tangles, neuronal loss and gliosis, typical features of postmortem Alzheimer's disease human brain specimens. Thus, we believe this Alzheimer's Rat Model will likely provide us with the means to rapidly screen and develop therapeutic and diagnostic tools for controlling the disease and might also prove to be a useful approach to unveiling the mechanisms underlying the onset and progression of Alzheimer's disease.

         Our Alzheimer's Rat Model is being validated by Samaritan for use to test the efficacy of SP compounds and is due for publication. It is also expected to be validated by other academic scientists specializing in this area of research in the near future.

         Planned Drug Development: SP-1000 Cardiovascular cholesterol drug peptide that binds and removes cholesterol from LDL.

National Institutes of Health Grants

1R41 NS048688 STTR ($188,000) entitled "Plasma Diagnostic for Alzheimer's Disease". 1R41 AG024684 STTR ($100,000) entitled "SP004, a sigma-1 ligand with AchE inhibition properties".

         Samaritan has in-licensed seventeen (17) potential breakthrough discoveries from Georgetown University and has filed nineteen (19) related patent applications to protect its growing pipeline of innovation. This pipeline is supported by a number of peer-reviewed journals supporting its credentials.

Peer Reviewed Publications

Pharmacology 2006; 76:19-33; "Beta-Amyloid and Oxidative Stress Jointly Induce Neuronal Death, Amyloid Deposits, Gliosis, and Memory Impairment in the Rat Brain".

Neuropharmacology 2005; "Identification, design, synthesis, and pharmacological activity of (4-ethyl-piperaz-1-yl)-phenylmethanone derivatives with neuroprotective properties against a-amyloid-induced toxicity".

Pharmacology 2005;74:65-78. "Local Anesthetic Procaine Protects Rat Pheochromocytoma PC12 Cells against beta-Amyloid-Induced Neurotoxicity".

Steroids 2004; 69:1-16. "Identification of naturally occurring spirostenols preventing beta-amyloid-induced neurotoxicity".

Analytical Biochemistry 2004; 324: 123-130. "A capillary as chromatography/mass spectrometric method for the quantification of hydroxysteroids in human plasma".

Neurobiology of Aging 2003; 24:57-65. February "Oxidative Stress-mediated DHEA Formation in Alzheimer's Disease Pathology" Journal of Pharmacology Experimental Therapeutics 2003; 307:1148-1157. "Inhibition of Adrenal Corticol Steroid Formation by Procaine Is Mediated by Reduction of the cAMP-Induced 3-Hydroxy-3-methylglutaryl-coenzyme A Reductase Messenger Ribonucleic Acid Levels".

Journal of Receptor & Signal Transduction Research 2003; 23:225-238 "Expression of Peripheral Benzodiazepine Receptor (PBR) in Human Tumors Relationship to Breast, Colorectal and Prostate Tumor Progression".

Journal of Neurochemistry 2002; 83: 1110-1119. "22R-Hydroxycholesterol Protects Neuronal Cells from beta-Amyloid-Induced Cytoxicity by Binding to beta-Amyloid Peptide".

Proceedings of the National Academy of Sciences USA 2001; 98:
1267-1272. "Cholesterol binding at the cholesterol recognition/interaction amino acid consensus (CRAC) of the peripheral type Benzodiazepine receptor and inhibition of steroidogenesis by an HIV TAT-CRAC peptide".

Molecular Endocrinology 2001; 15:2211-2228. "Identification, Localization, and Function in Steroidogenesis of PAP7: A Peripheral-Type Benzodiazepine Receptor-and PKA (RIa) - Associated Protein".

Endocrinology 1998; 139:4991-4997. "Peripheral-Type Benzodiazepine Receptor Function in Cholesterol Transport. Identification of a Putative Cholesterol Recognition/Interaction Amino Acid Sequence and Consensus Pattern".

Collaborations

         Georgetown University. On June 8, 2001, Samaritan executed a research collaboration (the "Research Collaboration") with Georgetown University to further develop Samaritan's pipeline. Commencing on April 1, 2004, the Research Collaboration term was extended to 2014 and the budget has been increased to $1,000,000 per year. The $1,000,000 paid by Samaritan over four (4) quarterly payments of $250,000 is unallocated and covers the general research and development effort.

         Under the Research Collaboration, Samaritan receives worldwide exclusive rights to any novel therapeutic agents or diagnostic technologies that may result from the Research Collaboration. Dr. Vassilios Papadopoulos and Dr. Janet Greeson lead our team of eight (8) research professionals (including five
(5) Ph.D. level research scientists) who have expertise in the fields of endocrinology, pharmacology, cell biology, organic and steroid chemistry, and computer modeling. We are not obligated to pay Georgetown University any milestone payments. Georgetown University is entitled to receive royalties based on our revenue from product sales and sublicenses, if any. Samaritan has assumed responsibility, at its own expense, for the process of seeking any regulatory approvals for and conducting clinical trials with respect to any licensed product or application of the licensed technology. Samaritan controls and has the financial responsibility for the prosecution and maintenance in respect to any patent rights related to the licensed technology.

         Pharmaplaz, LTD. Samaritan and Pharmaplaz, LTD, a pharmaceutical company based outside of Dublin, Ireland, entered into a broad strategic collaboration agreement for the production and supply of Samaritan's lead compound SP-01A, and Samaritan's pipeline of drugs, which expand across a variety of therapeutic areas to include AIDS, Alzheimer's, cancer and cardiovascular disease. Under the terms of the alliance, Pharmaplaz, LTD will collaborate with Samaritan's pipeline development, scale up, and manufacturing requirements, while working on drug formulation and testing, production of pilot batches, development of analytical methods, drug specifications, process validations and drug optimization. The companies will also work together to secure regulatory approval by the FDA for selected products in the U.S. markets.

Employees

         As of the date of this Form 10-K we have ten (10) employees who work directly for Samaritan and thirteen (13) Ph.D. scientists who work under the Research Collaboration with Georgetown University. In addition, we make extensive use of consultants including Dr. Papadopoulos, our Key Consultant.

FORWARD-LOOKING STATEMENTS

         This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding, among other things: (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may", "will", "should", "expect", "anticipate", "estimate", "believe", "intend", or "project" or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", as well as in this Form 10-K generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will, in fact, occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make sure the required statements, in light of the circumstances under which they are made, are not misleading.

ITEM 1A. RISK FACTORS

         You should carefully consider the risks described below before purchasing our common stock ("Common Stock"). Our most significant risks and uncertainties are described below; however, they are not the only risks we face. If any of the following risks actually occur, our business, financial condition, or results or operations could be materially adversely affected, the trading of our Common Stock could decline, and you may lose all or part of your investment therein. You should acquire shares of our Common Stock only if you can afford to lose your entire investment.

We Have A Limited Operating History With Significant Losses And Expect Losses To Continue For The Foreseeable Future

         We have yet to establish any history of profitable operations. We have incurred annual operating losses of $5,557,559 and $4,864,361 during the years ended December 31, 2005 and 2004 respectively. As a result, at December 31, 2005, we had an accumulated deficit of $33,736,396. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the near future. Our profitability will require the successful commercialization of one or more of drugs for AIDS, Alzheimer's, Cancer and Cardiovascular disease. No assurances can be given when this will occur or that we will ever be profitable.

We Will Require Additional Financing To Sustain Our Operations And Without It We Will Not Be Able To Continue Operations

         We do not currently have sufficient financial resources to fund our operations. At December 31, 2005, we had a limited working capital of $745,036 and $456,463 in cash. Therefore, we need additional funds to continue operations.

         We only have the right to receive $40,000 per trading day under the Purchase Agreement II with Fusion Capital unless our stock price equals or exceeds $1.50 per share, in which case the daily amount may be increased under certain conditions as the price of our Common Stock increases. Since we have 16,700,000 registered shares to be offered for sale from time to time by Fusion Capital, the selling price of our Common Stock to Fusion Capital will have to average at least $2.67 per share for us to receive the maximum proceeds of $40,000,000 without registering additional shares of Common Stock. Assuming a purchase price of $0.79 per share (the last reported market sale price of our Common Stock on March 28, 2006) and the purchase by Fusion Capital of the remaining 11,545,052 shares under the Purchase Agreement II as of March 28, 2006 (excluding the 1,700,000 shares previously issued as a commitment fee), proceeds to us would only be $9,120,591 unless we choose to register more than 15,000,000 shares, which we have the right, but not the obligation, to do. Subject to approval by our Board of Directors, we have the right but not the obligation to issue more than 15,000,000 shares to Fusion Capital. In the event we elect to issue more than 15,000,000 shares, we will be required to file a new registration statement and have it declared effective by the U.S. Securities & Exchange Commission (SEC). In order to be in compliance with the rules and regulations of the American Stock Exchange, the Company would be required to obtain shareholder approval to sell more than 26,643,192 shares of our Common Stock (i.e., 19.9% of our issued and outstanding shares as of May 12, 2005, the date of the Purchase Agreement II).

         To the extent we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our Common Stock and the extent to which we are able to secure working capital from other sources. Specifically, Fusion Capital shall not have the right or the obligation to purchase any shares of our Common Stock on any trading days that the market price of our Common Stock is less than $0.25. If obtaining sufficient financing from Fusion Capital were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the full $40,000,000 under the Purchase Agreement II, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would have a material adverse effect on our business, operating results, financial condition and prospects.

We Have An Accumulated Deficit

         The Company had an accumulated deficit of $33,736,396 as of December 31, 2005. Since the Company presently has no source of revenues and is committed to continuing its product research and development program, significant expenditures and losses will continue until development of new products is completed and such products have been clinically tested, approved by the FDA and successfully marketed. In addition, the Company has funded its operations primarily through the sale of Company securities, its working capital for its product development and other activities. We do not believe that debt financing from financial institutions will be available until at least the time that one of our products is approved for commercial production.

We Have A Limited Amount of Revenues Or Profits

         The Company has devoted its resources to developing a new generation of therapeutic drug products, but such products cannot be marketed until clinical testing is completed and governmental approvals have been obtained. Accordingly, there is a small amount of revenue from grants, much less profits, to sustain the Company's present activities. A substantial amount of revenue will not likely be available until, and unless, the new products are clinically tested, approved by the FDA and successfully marketed, either by the Company or a marketing partner, an outcome the Company is not able to guarantee.

The Sale Of Our Common Stock To Fusion Capital May Cause Dilution And The Sale Of The Shares Of Common Stock Acquired By Fusion Capital Could Cause The Price Of Our Common Stock To Decline

         The purchase price for the Common Stock to be sold to Fusion Capital pursuant to the Purchase Agreement II will fluctuate based on the price of our Common Stock. All shares in this offering are freely tradable. Fusion Capital may sell none, some or all of the shares of Common Stock purchased from us at any time. We expect the shares offered will be sold over a period of up to fifty
(50) months. Depending upon market liquidity at the time, a sale of shares at any given time could cause the trading price of our Common Stock to decline. The sale of a substantial number of shares of our Common Stock under the offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price when we might otherwise wish to effect sales.

         The sale of shares to Fusion Capital pursuant to the Purchase Agreement II will have a dilutive impact on our shareholders. The sale of shares may result in our net income per share could decrease in future periods, and the market price of our Common Stock could decline. In addition, the lower our stock price is, the more shares of Common Stock we will have to issue under the Purchase Agreement II to draw down the full amount. If our stock price is lower, then our existing shareholders would experience greater dilution.

Existing Shareholders Will Experience Significant Dilution From Our Sale Of Shares Under The Purchase Agreement II With Fusion Capital And Any Other Equity Financing

         The sale of shares pursuant to the Purchase Agreement II with Fusion Capital or any other future equity financing transaction will have a dilutive impact on our shareholders. As a result, our net loss per share could decrease in future periods, and the market price of our Common Stock could decline. In addition, the lower our stock price is, the more shares of Common Stock we will have to issue under the Purchase Agreement II in order to draw down the full amount. If our stock price is lower, then our existing shareholders would experience greater dilution. We cannot predict the actual number of shares of Common Stock that will be issued pursuant to the Purchase Agreement II or any other future equity financing transaction, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we do not know the exact amount of funds we will need.


The Market Price of Our Common Stock Is Highly Volatile, Which Could Hinder Our Ability to Raise Additional Capital

         The market price of our Common Stock has been and is expected to continue to be highly volatile. Factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to agreements, title to our properties or proprietary rights, may have a significant impact on the market price of our stock. The range of the high and low bid prices of our Common Stock over the last full fiscal years has been between $0.33 and $0.90. In addition, potential dilutive effects of future sales of shares of Common Stock by shareholders and by the Company, and subsequent sale of Common Stock by the holders of warrants and options could have an adverse effect on the price of our securities, which could hinder our ability to raise additional capital to fully implement our business, operating and development plans.

Penny Stock Regulations Affect Our Stock Price, Which May Make It More Difficult For Investors to Sell Their Stock

         Broker-dealer practices in connection with transactions in penny stocks are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, providing current price and volume information, with respect to transactions in such securities is released by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that furnishes information about penny stocks and the risks in the penny stock market. The broker-dealer must also supply the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Our securities are subject to the penny stock rules, and investors may find it more difficult to sell their securities.

It Is Uncertain The Company Will Have Access To Future Capital Or Government Grants

         It is not expected that the Company will generate positive cash flow from operations for at least the next several years. As a result, substantial additional equity or debt financing or the receipt of one or more government grants for research and development and/or clinical development will be required to fund our activities. We cannot be certain that we will be able to consummate any such financing on favorable terms, if at all, or receive any such government grants or that such financing or government grants will be adequate to meet our capital requirements. Any additional equity financing could result in substantial dilution to shareholders, and debt financing, if available, will most likely involve restrictive covenants which preclude the Company from making distributions to shareholders and taking other actions beneficial to shareholders. If adequate funds are not available, the Company may be required to delay or reduce the scope of our drug development program or attempt to continue development by entering into arrangements with collaborative partners or others that may require the Company to relinquish some or all of our rights to proprietary drugs. The inability to fund our capital requirements would have a material adverse effect on the Company.

The Company Is Not Certain That It Will Be Successful In The Development Of Its Drug Candidates

         The successful development of any new drug is highly uncertain and is subject to a number of significant risks. Our drug candidates, all of which are in a development stage, require significant, time-consuming and costly development, testing and regulatory clearance. This process typically takes several years and can require substantially more time. Risks include, among others, the possibility that a drug candidate will (a) be found to be ineffective or unacceptably toxic, (b) have unacceptable side effects, (c) fail to receive necessary regulatory clearances, (d) not achieve broad market acceptance, (e) be subject to competition from third parties who may market equivalent or superior products or (f) be affected by third parties holding proprietary rights that will preclude the Company from marketing a drug product. There can be no assurance that the development of drug candidates will demonstrate the efficacy and safety of a drug candidate as a therapeutic drug, or, even if demonstrated, that there will be sufficient advantages to its use over other drugs or treatments so as to render the drug product commercially viable. In the event the Company is not successful in developing and commercializing one or more drug candidates, investors are likely to realize a loss of their entire investment.

Positive Results In Preclinical And Early Clinical Trials Do Not Ensure Future Clinical Trials Will Be Successful Or Drug Candidates Will Receive Any Necessary Regulatory Approvals For The Marketing, Distribution Or Sale Of Such Drug Candidates.

         Success in preclinical and early clinical trials does not ensure that large-scale clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations, delaying, limiting or preventing regulatory approvals. The length of time necessary to complete clinical trials and submit an application for marketing approval for a final decision by a regulatory authority varies significantly and may be difficult to predict.


The Company Will Face Intense Competition From Other Companies In The Pharmaceutical Industry

         The Company is engaged in a segment of the pharmaceutical industry that is highly competitive and rapidly changing. If successfully developed and approved, any of our drug candidates will likely compete with several existing therapies. In addition, other companies are pursuing the development of pharmaceuticals that target the same diseases as are targeted by the drugs being developed by the Company. We anticipate that we will face intense and increasing competition in the future as new products enter the market and advanced technologies become available. We cannot guarantee existing products or new products developed by competitors will not be more effective, or more effectively marketed and sold than those by the Company. Competitive products may render our drugs obsolete or noncompetitive prior to the Company's recovery of development and commercialization expenses.

         Many of our competitors also have significantly greater financial, technical and human resources and will likely be better equipped to develop, manufacture and market products. In addition, many of these competitors have extensive experience in preclinical testing and clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. A number of these competitors also have products that have been approved or are in late-stage development and operate large, well-funded research and development programs. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, academic institutions, government agencies and other public and private research organizations are becoming increasingly aware of the commercial value of their inventions and are actively seeking to commercialize the technology they have developed. Accordingly, competitors may succeed in commercializing products more rapidly or effectively than the Company, which would have a material adverse effect on the Company.

There Is No Assurance That Our Products Will Have Market Acceptance

         The success of the Company will depend in substantial part on the extent to which a drug product, once approved, achieves market acceptance. The degree of market acceptance will depend upon a number of factors, including (a) the receipt and scope of regulatory approvals, (b) the establishment and demonstration in the medical community of the safety and efficacy of a drug product, (c) the product's potential advantages over existing treatment methods and (d) reimbursement policies of government and third party payers. We cannot predict or guarantee physicians, patients, healthcare insurers, maintenance organizations, or the medical community in general, will accept or utilize any drug product of the Company.

         Health care reimbursement for any of our products is uncertain. Moreover, the unavailability of health care reimbursement for any of our products will likely adversely impact our ability to effectively market such products.

         Our ability to commercialize our technology successfully will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. Significant uncertainty exists as to the reimbursement status of newly-approved medical products. We cannot guarantee adequate third-party insurance coverage will be available to establish and maintain price levels sufficient for realization of an appropriate return on investments in developing new therapies. Government, private health insurers, and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing by the FDA. Accordingly, even if coverage and reimbursement were provided by government, private health insurers, and third-party payers for uses of the Company's products, the market acceptance of these products would be adversely affected if the amount of reimbursement available proved to be unprofitable for health care providers.

Uncertainties Related To Health Care Reform Measures May Affect The Company's Success

         There have been a number of federal and state proposals during the last few years to subject the pricing of health care goods and services, including prescription drugs, to government control and to make other changes to the U.S. health care system. It is uncertain which legislative proposals will be adopted or what actions federal, state, or private payors for health care treatment and services may take in response to any health care reform proposals or legislation. We cannot predict the effect health care reforms may have on its business, and there is no guarantee any such reforms will not have an adverse material effect on the Company.

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

         The effect of government regulation and the need for FDA approval will delay marketing of new products for a considerable period of time, impose costly procedures upon the Company's activities, and provide an advantage to larger companies considered competitors of the Company. There can be no assurance that FDA or other regulatory approval for any products developed by the Company will be granted on a timely basis or at all. Any such delay in obtaining, or failure to obtain, such approvals would materially and adversely affect the marketing of any contemplated products and the ability to earn product revenue. Further, regulation of manufacturing facilities by state, local, and other authorities is subject to change. Any additional regulation could result in limitations or restrictions on our ability to utilize any of its technologies, thereby adversely affecting the Company's operations.

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

The Company's Success Will Be Dependent Upon The Licenses And Proprietary Rights It Receives From Other Parties, And On Any Patents It May Obtain

         Our success will depend in large part on the ability of the Company and its licensors to (a) maintain license and patent protection with respect to their drug products, (b) defend patents and licenses once obtained, (c) maintain trade secrets, (d) operate without infringing upon the patents and proprietary rights of others and (e) obtain appropriate licenses to patents or proprietary rights held by third parties if infringement should otherwise occur, both in the United States and in foreign countries. We have obtained licenses to patents and other proprietary rights from Georgetown University.

         The patent positions of pharmaceutical companies, including those of the Company, are uncertain and involve complex legal and factual questions. There is no guarantee the Company or its licensors have or will develop or obtain the rights to products or processes that are patentable, that patents will issue from any of the pending applications or that claims allowed will be sufficient to protect the technology licensed to the Company. In addition, we cannot be certain that any patents issued to or licensed by the Company will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide competitive disadvantages to the Company.

         Litigation, which could result in substantial cost, may also be necessary to enforce any patents to which the Company has rights, or to determine the scope, validity and unenforceability of other parties' proprietary rights, which may affect the rights of the Company. U.S. patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. There can be no assurance that our licensed patents would be held valid by a court or administrative body or an alleged infringer would be found to be infringing. The mere uncertainty resulting from the institution and continuation of any technology-related litigation or interference proceeding could have an adverse material effect on the Company pending resolution of the disputed matters.

         We may also rely on unpatented trade secrets and expertise to maintain its competitive position, which it seeks to protect, in part, by confidentiality agreements with employees, consultants and others. There can be no assurance these agreements will not be breached or terminated, that we will have adequate remedies for any breach or that trade secrets will not otherwise become known or be independently discovered by competitors.

The Company's License Agreements May Be Terminated In The Event Of A Breach

         The license agreements pursuant to which the Company has licensed its core technologies for its potential drug products permit the licensors, respectively Georgetown University, to terminate such agreements under certain circumstances, such as the failure by the licensee to use its reasonable best efforts to commercialize the subject drug or the occurrence of any uncured material breach by the licensee. The license agreements also provide that the licensor is primarily responsible for obtaining patent protection for the licensed technology, and the licensee is required to reimburse the licensor for costs it incurs in performing these activities. The license agreements also require the payment of specified royalties. Any inability or failure to observe these terms or pay these costs or royalties may result in the termination of the applicable license agreement in certain cases. The termination of any license agreement would have an adverse material effect on the Company.

Protecting Our Proprietary Rights Is Difficult and Costly

         The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly, we cannot predict the breadth of claims allowed in these companies' patents or whether the Company may infringe or be infringing on these claims. Patent disputes are common and could preclude the commercialization of our products. Patent litigation is costly in its own right and could subject us to significant liabilities to third parties. In addition, an adverse decision could force us to either obtain third-party licenses at a material cost or cease using the technology or product in dispute.

The Company's Success Is Dependent On Our Key Personnel

         The Company is dependent on a small management group and on independent researchers, some of whom are inventors of the patents licensed to the Company for core technologies and drugs developed at Georgetown University. Scientific personnel may from time to time serve as consultants to the Company and may devote a portion of their time to the Company's business, as well as continue to devote substantial time to the furtherance of the Company's sponsored research at Georgetown University and at other affiliated institutions, as may be agreed to in the future. Such personnel are not employees of the Company and are not bound under written employment agreements. The services of such persons are important to the Company, and the loss of any of these services may adversely affect the Company.

         Our success is dependent upon the continued services and performance of Dr. Janet Greeson, our Chief Executive Officer, President and Chairman of the Board of Directors, and Dr. Vassilios Papadopoulos, Chief Scientist of the Science of Technology Advisory Committee and our Key Consultant. Please refer to the Section entitled "Management" for a description of Dr. Papadopoulos' relationship as Key Consultant to the Company. We do not maintain key man insurance on either of these individuals. We are currently negotiating a written employment agreement with Dr. Greeson and have a consulting arrangement with Dr. Papadopoulos. The loss of their services could delay our product development programs and our research and development efforts at Georgetown University. In addition, the loss of Dr. Greeson is grounds for our Research Collaboration with Georgetown University to terminate. In addition, competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense and we cannot be assured that we would be able to recruit qualified personnel on commercially acceptable terms, or at all, to replace them.

We May Be Unable To Retain Skilled Personnel And To Maintain Key Relationships

         The success of our business depends, in large part, on our ability to attract and retain highly qualified management, scientific and other personnel, and on our ability to develop and maintain important key relationships with leading research institutions, consultants and advisors. Competition for these types of personnel and relationships is intense from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that we will be able to attract and retain such individuals on commercially acceptable terms or at all, and the failure to do so would have an adverse material effect on the Company.

We Currently Have No Sales Or Marketing Capability In The United States

         We do not have marketing or sales personnel. The Company will have to develop a sales force or rely on marketing partners or other arrangements with third parties for the marketing, distribution and sale of any drug product that is ready for distribution. There is no guarantee that we will be able to establish marketing, distribution or sales capabilities or arrange with third parties to perform those activities on terms satisfactory to the Company, or that any internal capabilities or third party arrangements will be cost-effective.

         In addition, any third parties with which the Company may establish marketing, distribution or sales arrangements may have significant control over important aspects of the commercialization of a drug product, including market identification, marketing methods, pricing, composition of sales force and promotional activities. There can be no assurance the Company will be able to control the amount and timing of resources that any third party may devote to the products of the Company or prevent any third party from pursuing alternative technologies or products that could result in the development of products that compete with, and/or the withdrawal of support for, the products of the Company.

The Company Does Not Have Internal Manufacturing Capabilities And May Not Be Able To Develop Efficient Manufacturing Capabilities Or Contract For Such Services From Third Parties, Such As Pharmaplaz, LTD, On Commercially Acceptable Terms

         We do not have any manufacturing capacity. When required, we will seek to establish relationships with third party manufacturers for the manufacture of clinical trial material and the commercial production of a drug product just as it has with Pharmaplaz, LTD in Ireland. There can be no assurance that we will be able to establish relationships with third party manufacturers on commercially acceptable terms or that third party manufacturers will be able to manufacture a drug product on a cost-effective basis in commercial quantities under good manufacturing practices as mandated by the FDA.

         The dependence upon third parties for the manufacture of products may adversely affect future costs and the ability to develop and commercialize a drug product on a timely and competitive basis. Further, there can be no assurance that manufacturing or quality control problems will not arise in connection with the manufacture of the drug product or that third party manufacturers will be able to maintain the necessary governmental licenses and approvals to continue manufacturing such products. Any failure to establish relationships with third parties for its manufacturing requirements on commercially acceptable terms would have an adverse material effect on the Company.

The Company Does Not Have Its Own Research Facilities and Will Be Dependent On Third Parties For Drug Development Which Could Subject Us To Product Liability Claims

         We do not have our own research and development facilities and engage consultants and independent contract research organizations to design and conduct clinical trials in connection with the development of a drug. As a result, these important aspects of a drug's development will be outside the direct control of the Company. In addition, there can be no assurance that such third parties will perform all of their obligations under arrangements with the Company or will perform those obligations satisfactorily.

         In the future, we anticipate that we will need to obtain additional or increased product liability insurance coverage and it is uncertain that such increased or additional insurance coverage can be obtained on commercially reasonable terms.

         The business of the Company will expose us to potential product liability risks inherent in the testing, manufacturing and marketing of pharmaceutical products. There can be no assurance that product liability claims will not be asserted against the Company. We intend to obtain additional limited product liability insurance for our clinical trials, directly or through its marketing development partners or CRO (Contract Research Organization) partners, when they begin in the U.S. and to expand our insurance coverage if and when the Company begins marketing commercial products. However, there can be no assurance the Company will be able to obtain product liability insurance on commercially acceptable terms or the Company will be able to maintain such insurance at a reasonable cost or in sufficient amounts to protect against potential losses. A successful product liability claim or series of claims brought against the Company could have an adverse material effect on the Company.

Insurance Coverage Is Increasingly More Difficult To Obtain or Maintain

         Obtaining insurance for our business, property and products is increasingly more costly and narrower in scope, and we may be required to assume more risk in the future. If we are subject to third party claims or suffer a loss or damage in excess of our insurance coverage, we may be required to share that risk in excess of our insurance limits. Furthermore, any first-or-third-party claims made on any of our insurance policies may impact our ability to obtain or maintain insurance coverage at reasonable costs or at all in the future.

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

We Are Not Paying Dividends On Our Common Stock

         The Company has never paid cash dividends on its Common Stock and does not intend to do so in the near future.

The Issuance of More Common Shares Or Our Preferred Stock May Adversely Affect Our Common Stock

         The Board of Directors is authorized to issue additional shares of Common Stock and to designate one (1) or more series of preferred stock and to fix the rights, preferences, privileges and restrictions thereof. The designation and issuance of such shares of our preferred stock may adversely affect the Common Stock if the rights, preferences and privileges of such preferred stock (a) restrict the declaration or payment of dividends on our Common Stock, (b) dilute the voting power of our Common Stock, (c) impair the liquidation rights of our Common Stock or (d) delay or prevent a change in control of the Company from occurring, among other possibilities.

Under Provisions Of The Company's Articles Of Incorporation, Bylaws And Nevada Law, The Company's Management May Be Able To Block Or Impede A Change In Control

         The issuance of preferred stock may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, a majority of our voting stock. These and other provisions in our Articles of Incorporation (restated as last amended June 10, 2005) and in our Bylaws (restated as last amended April 18, 2005), as well as certain provisions of Nevada law, could delay or impede the removal of incumbent Directors and could make it more difficult to effect a merger, tender offer or proxy contest involving a change of control of the Company, even if such events could be beneficial to the interest of the shareholders as a whole. Such provisions could limit the price that certain investors might be willing to pay in the future for our Common Stock.

Officers and Directors Liabilities Are Limited Under Nevada Law

         Pursuant to the Company's Articles of Incorporation (restated as last amended June 10, 2005) and Bylaws (restated as last amended April 18, 2005), and as authorized under applicable Nevada law, Directors are not liable for monetary damages for breach of fiduciary duty, except in connection with a breach of the duty of loyalty for (a) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (b) for dividend payments or stock repurchases illegal under applicable Nevada law or (c) any transaction in which a Director has derived an improper personal benefit. The Company's Articles of Incorporation (restated as last amended June 10, 2005) and Bylaws (restated as last amended April 18, 2005) provide that the Company must indemnify its officers and Directors to the fullest extent permitted by applicable Nevada law for all expenses incurred in the settlement of any actions against such persons in connection with their having served as officers or Directors.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

         None.

ITEM 2.  PROPERTIES

         The Company's executive offices are currently located at 101 Convention Center Drive, Suite 310, Las Vegas, Nevada 89109. On October 3, 2005, the Company expanded its premises to a 2,601 square foot office space which is rented at a base rent of $4,551.75 per month. In addition, pursuant to a research collaboration, Georgetown University provides office and laboratory space at the Samaritan Research Laboratories, Biochemistry and Molecular Biology Dept., Med/Dent Bldg #SE101A, 3900 Reservoir Road NW, Washington, D.C. 20057.

ITEM 3.  LEGAL PROCEEDINGS

         We are, from time to time, involved in various legal proceedings in the ordinary course of our business. While it is impossible to predict accurately or to determine the eventual outcome of these matters, the Company believes the outcome of these proceedings will not have an adverse material effect on the financial statements of the Company. Other than routine litigation incidental to our business, there are no legal proceedings or actions pending at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         The Company's Common Stock is traded on the American Stock Exchange under the symbol "LIV". As of March 28, 2005, there were approximately nine hundred (900) holders of record of Common Stock. Certain of the shares of Common Stock are held in street names and may, therefore, be held by numerous beneficial owners. The Company has never paid a cash dividend on its Common Stock. The payment of dividends may be made at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company's operations, its capital requirements, and its overall financial condition. The following table sets forth the range of high and low bid prices for our Common Stock for each quarter within the last three (3) fiscal years. Such quotes reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. The quotations may be rounded for presentation.

--------------------------------------------------------------------------------
                                FISCAL YEAR ENDED
                 December 31, 2005      December 31, 2004      December 31, 2003
                 High        Low        High       Low         High        Low
--------------------------------------------------------------------------------
First Quarter    $0.90       $0.45      $0.72      $0.33       $0.20       $0.13
Second Quarter   $0.63       $0.35      $1.69      $0.51       $0.26       $0.15
Third Quarter    $0.66       $0.33      $1.40      $0.77       $0.90       $0.18
Fourth Quarter   $0.54       $0.39      $1.30      $0.80       $0.72       $0.30


EQUITY COMPENSATION PLAN INFORMATION

                                                                            Number Of
                                                                          Securities To       Weighted
                                                                         Be Issued Upon       Average
                                                                           Exercise Of     Exercise Price
                                                                           Outstanding     Of Outstanding      Number Of
                                                                            Options,          Options,        Securities
                                                                          Warrants And      Warrants And     Remaining For
Name Of Plan                                                                 Rights            Rights       Future Issuance
------------------------------------------------------------------       --------------    --------------   ---------------
Equity compensation plans approved by security holders (1)(2)              24,076,018          $0.56           5,248,646

Equity compensation plans not approved by security holders (3)             31,990,749          $0.40                   0
                                                                         --------------    --------------   ---------------
Total                                                                      56,066,767          $0.48           5,248,646
                                                                         ================  ==============   ===============

(1) The Amended Samaritan Pharmaceuticals, Inc. 2001 Stock Incentive Plan was filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-QSB, as filed with the SEC on August 16, 2004 and is incorporated by reference herein.
(2) The Samaritan Pharmaceuticals, Inc. 2005 Stock Incentive Plan was filed with the SEC on Schedule 14A as filed with the SEC on April 29, 2005 and is incorporated by reference herein.
(3) Samaritan has entered into Rabbi Trust agreements to fund deferred compensation benefits, with an institutional trustee providing for the pay-out of assets from trusts of benefits accrued under our various benefit plans, employment agreements and other employment arrangements as the Company specifies from time to time. To the extent not already irrevocable, the trusts would become irrevocable upon a change of control of Samaritan. The Company may contribute to the trusts from time to time, and additional funding could be required upon a change of control. The Rabbi Trust agreements are subject to their terms and to the claims of our general creditors in specified circumstances, to make payments under the terms of the benefit plans, employment agreements and other employment arrangements from time to time specified by the Company.

Dividends

         We have not paid any dividends on our Common Stock and do not anticipate paying any cash dividends in the near future. We intend to retain any earnings to finance the growth of the business. We make no assurances we will ever pay cash dividends. Whether we pay any cash dividends in the future will depend on the Company's financial condition, results of operations and other factors the Board of Directors will consider.

Recent Sales of Unregistered Securities

         The following discussion sets forth securities sold by the Company in the last three (3) fiscal years. These securities were shares of Common Stock of the Company. They were sold for cash and, unless otherwise noted, sold in private transactions to persons believed to be of a class of accredited investors not affiliated with the Company unless otherwise noted and purchasing the shares with an investment intent, and the Company relied upon, among other possible exemptions, Section 4(2) of the Securities Act of 1933, as amended. The Company's reliance on said exemption was based upon the fact no public solicitation was used by the Company in the offer or sale, and the securities were legend shares, along with a notation at the respective transfer agent, restricting the shares from sale or transfer as is customary with reference to Rule 144 of the SEC.

         During the fiscal year ending December 31, 2005, the Company issued an aggregate of 398,900 shares of Common Stock in consideration of services rendered or to be rendered to the Company. Such shares were valued at an aggregate of $197,184 ranging from $0.41 - $0.72 per share, representing the fair value of the shares issued. The issuances were recorded as non-cash compensation expense and deferred compensation. The unamortized balance of deferred compensation at December 31, 2005 is $40,034.

         During the fiscal year ending December 31, 2004, the Company issued an aggregate of 2,081,249 shares of Common Stock in consideration of services rendered or to be rendered to the Company. Such shares were valued at an aggregate of $1,790,478 ranging from $0.16-$1.19 per share, representing the fair value of the shares issued. The issuances were recorded as non-cash compensation expense. During the year ending December 31, 2004, the Company exchanged 11,426,733 shares of the Company Stock for $4,300,938.

         During the fiscal year ending December 31, 2003, the Company issued an aggregate of 4,062,833 shares of Common Stock in consideration of services rendered or to be rendered to the Company. Such shares were valued at an aggregate of $553,842 ranging from $0.16 to $0.71 per share, representing the fair value of the shares issued. The issuances were recorded as non-cash compensation expense. During the year ending December 31, 2003 the Company exchanged 12,740,870 shares of the Common Stock in settlement of accounts payable, accrued salaries for officers and equity financing totaling $1,152,703. To the extent that the market value of shares issued as payment of accrued salaries exceeded the recorded amount of accrued salaries, such amount was recognized as additional compensation. The amount of additional compensation recorded at December 31, 2003 was $2,305,863. During the year 2003, through various private placements, the Company sold 17,493,664 shares for $2,409,789.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data presented under the caption "Consolidated Balance Sheet Data" as of December 31, 2005, 2004, 2003, 2002, and 2001 and under the caption "Consolidated Statement of Operations Data" for the years ending December 31, 2005, 2004, 2003, 2002, and 2001 are derived from our consolidated financial statements which have been audited. The data set forth below should be read in conjunction with the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the "Consolidated Financial Statements" and the Notes thereto and other financial information included elsewhere in the report.


       Consolidated Statement
         of Operations Data                                         For the Year Ended December 31,
                                             -------------------------------------------------------------------------------
                                                 2005             2004            2003             2002            2001
                                             ------------     -------------    ------------     -----------     ------------
REVENUES:
Consulting                                   $         -     $           -    $    250,000       $       -     $          -
Governmental Research Grants                     256,847                 -               -               -                -
                                             ------------     -------------    ------------     -----------     ------------
                                                 256,847                 -         250,000               -                -
EXPENSES:
Research and development                       3,456,301         1,543,921         838,208       1,097,248        1,068,902
Interest, net                                    (60,021)          (36,730)          6,334          20,307            9,420
General and administrative                     2,320,011         3,561,302       4,902,213       2,419,215        2,623,148
Depreciation and amortization                     98,115            27,218          23,776         520,383          516,116
Other income                                           -          (231,350)              -               -         (137,780)
                                             ------------     -------------    ------------     -----------     ------------
                                               5,814,406         4,864,361       5,770,531       4,057,153        4,079,806
                                             ------------     -------------    ------------     -----------     ------------

NET LOSS                                      (5,557,559)       (4,864,361)     (5,520,531)      (4,057,153)     (4,079,806)
Other Comprehensive Income
Unrealized loss on marketable securities          12,648           (16,580)              -                -               -
Foreign translation adjustment                   (20,540)                -               -                -               -
                                             ------------     -------------    ------------     ------------     -----------
Total Comprehensive Income                   $(5,565,451)     $ (4,880,941)    $(5,520,531)     $(4,057,153)    $(4,079,806)
                                             ============     =============    ============     ============    ============


Loss per share, basic                        $     (0.04)     $      (0.04)    $     (0.07)     $     (0.08)    $     (0.17)
                                             ============     =============    ============     ============    ============
Weighted average number of shares
outstanding:
    Basic & diluted                          134,560,596       124,483,372      79,767,085       50,788,659      24,467,817
                                             ============     =============    ============     ============    ============

  Consolidated Balance Sheet Data
                                                                            At December 31,
                                             -------------------------------------------------------------------------------
                                                2005              2004            2003             2002            2001
                                             ------------     -------------    ------------     -----------     ------------
Cash and equivalents and
  short-term investments                     $    952,531     $   3,929,263    $    370,583     $   357,826     $    304,367

Working capital                              $    745,036     $   3,835,445    $     (8,968)    $  (986,117)    $ (1,357,554)

Total assets                                 $  2,237,459     $   5,249,159    $    674,821     $   661,788     $    639,002


Long-term obligations                        $          -     $           -    $          -     $         -     $          -

Stockholders' equity (deficit)               $  1,675,399     $   5,078,992    $    274,011     $   (935,155)   $ (1,290,919)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction - Forward Looking Statements

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the Reform Act), Samaritan Pharmaceuticals, Inc. (hereinafter the "Company" or "Samaritan") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions of future events or performance are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on Samaritan's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in documents filed by Samaritan with the SEC. Many of these factors are beyond Samaritan's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance the results anticipated in the forward-looking information contained in this report will, in fact, occur.

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

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included herein. The information contained below includes statements of Samaritan's or management's beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements.

General

         Samaritan Pharmaceuticals, Inc. (the "Company", "Samaritan", or "Registrant") is working to ensure a longer and better life for patients suffering with AIDS, Alzheimer's, cancer, and cardiovascular disease. Samaritan is a pipeline-driven biopharmaceutical company, with a clear focus on advancing early stage innovative drugs through clinical development, to become commercially valuable compounds. We have devoted substantially all of our resources to undertaking our drug discovery and development programs.

         The majority of our resources have been expended in the pursuit of FDA required preclinical studies and Phase II/III clinical trials for Samaritan's HIV drug SP-01A, an oral entry inhibitor.

         In a previous FDA Phase I/II human study, SP-01A was observed to significantly lower the amount of HIV in blood, improve quality of life (how well subjects have felt), have a favorable safety profile (minimal side effects) and be well tolerated. Moreover, preclinical in vitro testing of SP-01A: demonstrated comparable or greater efficacy, than currently approved anti-HIV drugs in preventing HIV virus replication; was observed to have minimal toxic effect on human cells; and demonstrated significant efficacy in preventing virus replication of HIV virus strains that resist currently approved anti-HIV treatments.

         We are currently conducting a Phase IIb/IIIa Monotherapy trial with HIV patients studying SP-01A. The goal of our SP-01A Monotherapy study is to further look at the dose response, efficacy and safety of SP-01A as monotherapy, given as a capsule to be swallowed, in the treatment of HIV-infected patients.

         In addition, and at the same time, Samaritan has devoted major resources to its Alzheimer's technology, which features, three therapeutics:
SP-04, SP-08, and SP-233; two stem cell, neuron differentiation therapies:
SP-sc4 and SP-sc7; a predictive Alzheimer's diagnostic; and an Alzheimer's animal model.

         Also, Samaritan has devoted resources to its cancer drug SP-C007, a breast cancer diagnostic and our cholesterol recognition peptide, which plays a role in transforming and binding LDL(the bad cholesterol) while subsequently raising HDL(the good cholesterol).

         Samaritan has established its European headquarters in Athens, Greece to allow access to the markets of East Europe, Asia and African regions with a high proportion of HIV patients, a target population for our most advanced drug SP-01A. "Samaritan Pharmaceuticals Europe" is currently building, a sales and marketing infrastructure to create revenue for the normally undeveloped regions of Greece, Bulgaria, Romania, Croatia, Serbia, Bosnia and Slovenia.

         On December 14, 2005, Samaritan In-Licensed from Three Rivers Pharmaceuticals the Greece & Cyprus Marketing Rights for Amphocil (an amphotericin B cholesteryl sulfate complex for injection indicated for the treatment of invasive aspergillosis, a fungal infection that occurs in immuno-compromised patients). On, April 3, 2006, Samaritan Pharmaceuticals Europe, S.A. received notification by the National Pharmaceuticals Organization,
(EOF) for a new marketing authorization for Amphocil in Greece. The National Pharmaceutical Organization, (EOF), is the competent authority for granting approval to market pharmaceutical and medical products in Greece, similar to the FDA in the United States. Samaritan Europe is currently assembling all the necessary documents to make a pricing application with the Minister of Development who issues official prices with the consent of the Minister of Health. Once price approval is obtained, Samaritan will launch the product in the Greek market. Currently, Samaritan Pharmaceuticals Europe is trying to contract with other pharmaceutical companies to sell and distribute niche, high valued products in the above undeveloped European regions.

         Samaritan Pharmaceuticals has also established its manufacturing arm in Ireland with our collaborative partner Pharmaplaz, LTD. Through this collaboration, Samaritan manufacture our clinical trial drug, SP-01A, and plans to develop its pipeline of drugs through clinical trials in preparation for European approval, plans to increase its university research collaborations and plans to apply for applicable European grants.

Plan and Results Of Operations

         We have used the proceeds from private placements of our capital stock and the sale of Common Stock to Fusion Capital primarily to expand our preclinical and clinical efforts as well as for general working capital. At this time, we are beginning to commit additional resources to the development of SP-01A as well as for the development of our other drugs.

         Additional details regarding the human trials and INDs the Company plans to file may be found in the section entitled "Description of Business" in herein.

         Results of Operations For The Twelve (12) Months Ending December 31, 2005 As Compared To The Twelve (12) Months Ending December 31, 2004

         During the year ending December 31, 2005, we incurred research expenditures pursuant to a grant we received from the U.S. Department of Health and Human Services. We recognized grant revenue of $256,847, the extent of such qualifying expenditures.

         We incurred research and development expenses of $3,456,301 for the year ended December 31, 2005, as compared to $1,543,921 for the year ended December 31, 2004. This increase of $1,912,381, or one hundred twenty-four percent (124%), was primarily attributable to (a) the continuation of our Phase IIb HIV clinical trial, (b) our increase in financial commitment with Georgetown University, (c) additional expenses incurred to development of SP-01A, including payments to Pharmaplaz, LTD for the manufacturing of SP-01A and (d) for performing the work necessary to complete the chemistry, manufacturing and controls (CMC) section of New Drug Application for the FDA, which will be submitted with studies conducted under the IND for SP-01A. We expect that research and development expenditures relating to drug discovery and development will increase in 2006 and into subsequent years due to FDA clinical trials which include the continuation and expansion of clinical trials (i) for our HIV drug program, (ii) our Alzheimer's drug program, (iii) the initiation of trials for other potential indications and (iv) additional study expenditures for potential pharmaceutical candidates. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of preclinical testing and clinical trial-related activities. On June 1, 2004, we also hired a Chief Drug Development Officer at an annual salary of $300,000, plus benefits.

         General and administrative expenses decreased to $2,320,011 for the year ended December 31, 2005, as compared to $3,561,302 for the year ended December 31, 2004. This decrease of $1,241,291 or thirty-five percent (35%) was primarily attributable to a decrease in amortization of fees with third party agreements.

         Depreciation and amortization amounted to $98,115 for the year ended December 31, 2005, as compared to $27,218 for the year ended December 31, 2004. This increase of $70,897 (260%) was primarily attributable to research equipment purchases during the second quarter of 2005 and amortization of patent registration costs of $34,268.

         Net interest (income) expense amounted to $(60,021) and $(36,730) for the years ending December 31, 2005 and 2004, respectively. The credit balance in the interest expense account is due to offsetting interest earned from holding our cash in marketable securities and certificates of deposits. Most of the initial investment in marketable securities was made during the quarter ended September 30, 2004. Therefore, 2004 lacks the first six months of earnings reflected in 2005.

         Other comprehensive income (loss) is comprised of two components.
The Company invests in marketable securities to earn a return on cash not needed in the short-term. Temporary, unrealized gains and losses are recorded to reflect changes in the market value of the temporary investments as they occur. At December 31, 2005 and 2004, such market fluctuations totaled $12,648 and

$(16,580), respectively. There have been no realized losses since to date investments have been held to maturity. The other component of the comprehensive loss is due to the payment in foreign currency of operations that occur in Ireland and Greece. The amount of the loss is a function of the relative strength of the American dollar to the Euro. At December 31, 2005, the balance of the foreign currency translation loss was $(20,540).

         We had a net loss of $5,557,559 for the year ended December 31, 2005, as compared to $4,864,361 for the year ended December 31, 2004. The loss per share for both yearly periods was $0.04 per share. The increased loss of $693,198, relates primarily to increased expenses as described above, offset by grant revenue of $256,847.


         Results of Operations for the Twelve (12) Months Ended December 31, 2004 As Compared To the Twelve (12) Months Ended December 31, 2003

         We incurred research and development expenses of $1,543,921 for the year ending December 31, 2004, as compared to $838,208 for the year ending December 31, 2003. This increase of $705,713, or eighty-four percent (84%), was primarily attributable to (a) the continuation of our Phase IIb HIV clinical trial, (b) our increase in financial commitment with Georgetown University, (c) for performing the work necessary to complete the chemistry, manufacturing and controls (CMC) section of New Drug Application for the FDA for SP-01A. On June 1, 2004, we also hired a Chief Drug Development Officer at an annual salary of $300,000, plus benefits.

         General and administrative expenses decreased to $3,561,301 for the year ending December 31, 2004, as compared to $4,902,213 for the year ending December 31, 2003. This decrease of $1,340,911, or twenty-seven percent (27%), was primarily attributable to a decrease in stock-based consulting and compensation costs.

         Depreciation and amortization amounted to $27,218 for the year ending December 31, 2004, as compared to $23,776 for the year ending December 31, 2003. This increase of $3,442, or fourteen percent (14%), was primarily attributable to equipment purchases during the year.

          Interest expense amounted to $(36,730) and $6,334 for the year ending December 31, 2004 and 2003, respectively. This increase of $43,064 or six hundred eighty percent (680%), was due to the retirement of notes payable during 2003 and purchases of marketable securities in 2004.

         We had a net loss of $4,864,361 for the year ending December 31, 2004, as compared to $5,520,531 for the year ending December 31, 2003. The loss per share for the year ending December 31, 2004 was $0.04 per share as compared to $0.07 per share for the year ending December 31, 2003. The decreased loss of $656,170 relates primarily to decreased expenses as described above.

     Results of Operations From September 5, 1995 Through December 31, 2005

         The net loss since our inception on September 5, 1994 through December 31, 2005 was $33,736,396. We expect losses to continue for the near future, and such losses will likely increase as human clinical trials are undertaken. Future profitability will be dependent upon our ability to complete the development of our pharmaceutical products, obtain necessary regulatory approvals and effectively market such products. In addition, future profitability will require the Company establish agreements with other parties for the clinical testing, manufacturing, commercialization and sale of its products.

Liquidity and Capital Resources

         The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for each of the years in the three year period ending December 31, 2005:

                                      2005             2004           2003
Cash provided by (used in):
Operating activities               $(4,635,948)   $ (3,287,896)   $ (2,233,841)
Investing activities               $   972,460    $ (2,495,178)   $    (18,734)
Financing activities               $ 1,681,500    $  7,850,940    $  2,265,334


         Cash used in operating activities during the twelve month (12) period ending December 31, 2005 was $(4,635,948), as compared to $(3,287,896) for the twelve (12) month period ending December 31, 2004. This increase is primarily attributable to (a) additional expenses related to development of SP-01A and (b) the initiation of our clinical trial, including payments to Pharmaplaz, LTD for performing work to complete the chemistry and manufacturing and controls (CMC) information for SP-01A.

         Cash provided by investing activities was $972,460 for the twelve (12) month period ending December 31, 2005, as compared to $(2,495,178) for the twelve (12) month period ending September 30, 2004. During the year ending December 31, 2004, we invested $2,250,000 in proceeds from an offering of our common stock into marketable securities until such time as the money was needed. During the year ending December 31, 2005, activity includes redemption of such marketable security offset by investments in equipment and patent registration costs.

         Cash provided by financing activities was $1,681,500 for the twelve
(12) month period ending December 31, 2005, as compared to $7,850,940 for the twelve (12) month period ending December 31, 2004, a decrease of $6,169,440 or seven-nine percent (79%). Last year's results include proceeds from a private placement, which is not the case for the same period 2005 when no private placements were conducted.

         Current assets as of December 31, 2005 were $1,307,096 as compared to $4,005,612 as of December 31, 2004. This decrease of $2,698,516, or sixty-nine percent (69%), is primarily attributable to the use of proceeds from the 2004 private placement to fund development stage activities. This is offset somewhat by proceeds received through our equity financing arrangement with Fusion Capital. Current liabilities as of December 31, 2005 were $562,060 as compared to $170,167 as of December 31, 2004, an increase of $391,893 or two hundred thirty percent (230%).

         As of December 31, 2005, the Company's cash position was $456,463 and the Company had $496,068 of marketable securities. We are continuing efforts to raise additional capital and to execute our research and development plans. Even if we are successful in raising sufficient money to carry out these plans, additional clinical development is necessary to bring our products to market, which will require a significant amount of additional capital.

         On May 12, 2005, we entered into a second common stock purchase agreement, as amended (Purchase Agreement II) with Fusion Capital pursuant to which Fusion Capital has agreed to purchase our common stock from time to time at our option up to an aggregate amount of $40,000,000 over fifty (50) months from the date the SEC declares effective a registration statement covering the shares of common stock to be purchased by Fusion Capital pursuant to Purchase Agreement II. The SEC declared the Company's registration statement effective on Form SB-2, Commission Registration No. 333-130356 on December 29, 2005, covering the shares of common stock to be purchased by Fusion Capital and such shares will be priced based on the market price of our shares at the time of sale to Fusion Capital. We have the right to sell to Fusion Capital up to $40,000 of our common stock on each business day and may increase that amount with additional $5,000 for every $0.25 increase in our stock price above $1.25 for five consecutive days immediately prior to the submission of Daily Purchase Amount Increase Notice. We have the right to control timing and the amount of shares we sell to Fusion Capital. On February 17, 2006, the conditions for commencement of sales of our shares specified in the purchased agreement with Fusion Capital were satisfied.

         The Company's dependence on raising additional capital will continue at least until the Company is able to commercially market one of its products at significant sales level. Depending on profit margins and other factors, the Company may still need additional funding to continue research and development efforts. The Company's future capital requirements and the adequacy of its financing depend upon numerous factors, including the successful commercialization of the Company's drug candidates, progress in its product development efforts, progress with preclinical studies and clinical trials, the cost and timing of production arrangements, the development of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of our products.

         We do not believe debt financing from financial institutions will be available until at least one of our products is approved for commercial production. To date, none of our proprietary products has reached a commercial stage, and we do not have, nor do we anticipate revenue in the near future. We have been unprofitable since our inception and have incurred significant losses. We will continue to have significant general and administrative expenses, including expenses related to clinical studies, our Research Collaboration with Georgetown University and patent registration costs. We have funded our operations through a series of private placements and through our purchase agreements with Fusion Capital, which we believe will assist the Company in meeting our cash needs. Except for Purchase Agreement I and Purchase Agreement II, no commitment exists for continued investments, or for any underwriting.

         Even with our financing arrangements with Fusion Capital (as discussed above), we may require substantial additional funds to sustain our operations and to grow our business. The amount of which will depend, among other things, on (i) the rate of progress and the cost of our research and product development programs and clinical trial activities, (ii) the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights and (iii) the cost of developing manufacturing and marketing capabilities, if we decide to undertake those activities. The clinical development of a therapeutic product is a very expensive and lengthy process and may be expected to utilize $5 to $20 million over a three (3) to six (6) year development cycle. Although we believe we could license the manufacturing and marketing rights to our products in return for up-front licensing and other fees and royalties on any sales, there can be no assurance we will be able to do so in the event we need to do so. We need to obtain additional funds to develop our therapeutic products, however, our future access to capital is uncertain. The allocation of limited resources is an ongoing issue for us as we move from research activities into the more costly clinical investigations required to bring therapeutic products to market.

         The extent to which we rely on Fusion Capital as a source of funding will depend on a number of factors, including the prevailing market price of our Common Stock and the extent to which we are able to secure working capital from other sources. Even if we are able to access the full amounts under Purchase Agreement I and Purchase Agreement II, we may still need additional capital to fully implement our business, operating and development plans. If we are unable to obtain additional financing, we might be required to delay, scale back or eliminate certain of our research and product development programs or clinical trials, or be required to license third parties to commercialize products or technologies we would otherwise undertake ourselves, or cease certain operations all together, any of which might have an adverse material effect upon us. If we raise additional funds by issuing equity securities, dilution to stockholders may result, and new investors could have rights superior to existing shareholders. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would be an adverse material effect on our business, operating results, financial condition and prospects.

         We have been able to meet our cash needs through a combination of funds received through private placements and funds received purchase agreement with Fusion Capital. We intend to continue to explore avenues to obtain the capital needed for our operations through private placements and by sale of our shares to Fusion Capital.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We do not engage in trading market-risk sensitive instruments and do not purchase hedging instruments or other than trading instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have no outstanding debt instruments, have not entered into any forward or future contracts, and have purchased no options and entered into no swaps. We have no credit lines or other borrowing facilities, and do not view ourselves as subject to interest rate fluctuation risk at the present time.

ITEM 8 FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

         Samaritan Pharmaceuticals, Inc. financial statements, schedules and supplementary data, appear in a separate section of this report beginning with page F-1.

ITEM 9A.   CONTROLS AND PROCEDURES

         (A) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the end of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those control to the date of their last evaluation or from the end of the reporting period to the date of the Annual Report on Form 10-K.

         (B) Changes In Internal Controls. In connection with the evaluation of the Company's internal controls during the Company's fiscal year ended December 31, 2005, the Company's Principal Executive Officer and Principal Financial Officer have determined that there were no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting during the fiscal year ended December 31, 2005, or subsequent to the date of their last evaluation, or from the end of the reporting period to the date of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

         None.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



         The information concerning our directors and regarding compliance with
Section 16 of the Securities Exchange Act of 1934, as amended, required by this Item will be set forth in our Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated by reference to our Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item will be set forth in our Proxy Statement, to be filed within one hundred twenty (120) days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated by reference to our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

         The information required by this Item will be set forth in our Proxy Statement, to be filed within one hundred twenty(120) days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated by reference to our Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item will be set forth in our Proxy Statement, to be filed within one hundred twenty (120) days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated by reference to our Proxy Statement.

ITEM 14   PRINCIPAL ACCOUNTING FEES AND SERVICES.

         The information required by this Item will be set forth in our Proxy Statement, to be filed within one hundred twenty (120) days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated by reference to our Proxy Statement.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

         Listed below are all exhibits filed as part of this Annual Report on Form 10-K. Some exhibits are filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.


EXHIBIT NO.           DESCRIPTION                                         LOCATION

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

4.3                   Samaritan Pharmaceuticals, Inc.  2005 Stock         Incorporated by reference to Schedule 14-A
                      Option Plan                                         Information Statement as filed with the U.S.
                                                                          Securities and Exchange Commission on April 29,
                                                                          2005 and approved by the shareholders on June
                                                                          10, 2005

10.1                  Assigment of Invention, dated                       Incorporated by reference to Exhibit
                      September 6, 2000, by and between                   10.1 to the Company's Quarterly
                      Linda Johnson and the Company                       Report on Form 10-QSB as filed with the
                                                                          U.S. Securities and Exchange Commission on August
                                                                          14, 2002

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

10.4                  Common Stock Purchase Agreement (Purchase           Incorporated by reference to Exhibit 10.1 to the
                      Agreement I), dated April 22, 2003, by and          Company's Current Report on Form 8-K as filed
                      between the Company and Fusion Capital Fund II,     with the U.S. Securities and Exchange Commission
                      LLC                                                 on April 25, 2003

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


10.11                 Common Stock Purchase Agreement (Purchase           Incorporated by reference to Exhibit 10.11 to
                      Agreement II), dated May 12, 2005, by and between   the Company's Quarterly Report on Form 10-QSB as
                      the Company and Fusion Capital Fund II, LLC         filed with the U.S. Securities and Exchange
                                                                          Commission on May 13, 2005

10.12                 Amendment to Common Stock Purchase Agreement,       Incorporated by reference to Exhibit 10.12 to
                      dated December 19, 2005, by and between the         the Company's Registration Statement on Form
                      Company and Fusion Capital Fund II, LLC             SB-2 as filed with the U.S. Securities and
                                                                          Exchange Commission on December 15, 2005

10.13                 Registration Rights Agreement, dated May 12,        Incorporated by reference to Exhibit 10.12 to
                      2005, by and between the Company and Fusion         the Company's Quarterly Report on Form 10-QSB as
                      Capital Fund II, LLC                                filed with the U.S. Securities and Exchange
                                                                          Commission on May 13, 2005

10.14                 Norbrook Supply Agreement                           Incorporated by reference to Exhibit 1 to the
                                                                          Company's Current Report on Form 8-K as filed
                                                                          with the U.S. Securities and Exchange Commission
                                                                          on September 27, 2005

10.15                 Research Collaboration and Licensing Agreement,     Incorporated by reference to Exhibit 10.10 to
                      dated June 8, 2001, by and between Georgetown       the Company's Registration Statement on Form
                      University and Samaritan Pharmaceuticals, Inc.      SB-2 as filed with the U.S. Securities and
                                                                          Exchange Commission on July 30, 2003

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

23.1                  Consent of Independent Registered Public            Incorporated by reference to Exhibit 23.1 to the
                      Accounting Firm                                     Company's Registration Statement on Form SB-2 as
                                                                          filed with the U.S. Securities and Exchange
                                                                          Commission on December 15, 2005

23.2                  Consent of Nevada Counsel                           Incorporated by reference to Exhibit 23.2 to the
                                                                          Company's Registration Statement on Form SB-2 as
                                                                          filed with the U.S. Securities and Exchange
                                                                          Commission on December 15, 2005

31.1                  Certification of Chief Executive Officer            Provided herewith
                      re: Section 302

31.2                  Certification of Chief Financial Officer            Provided herewith
                      re: Section 302

32.1                  Certification of Chief Executive Officer            Provided herewith
                      re: Section 906

32.2                  Certification of Chief Financial Officer            Provided herewith
                      re: Section 906

SIGNATURES
In accordance with Section 13 OR 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMARITAN PHARMACEUTICAL, INC

Dated: April 12, 2006
                                                   By: /s/ Janet Greeson, Ph.D.
                                                   -----------------------------
                                                   Janet Greeson, Ph.D.
                                                   President, Chief Executive
                                                   Officer, Chairman

Dated: April 12, 2006
                                                   By: /s/ Eugene Boyle
                                                   -----------------------------
                                                   Eugene Boyle,
                                                   Chief Financial Officer,
                                                   Director

Dated: April 12, 2006
                                                   By: /s/ Doug Bessert
                                                   -----------------------------
                                                   Doug Bessert
                                                   Director

Dated: April 12, 2006
                                                   By: /s/ Laurent Lecanu
                                                   -----------------------------
                                                   Laurent Lecanu
                                                   Director

Dated: April 12, 2006
                                                   By: /s/ H. Thomas Winn
                                                   -----------------------------
                                                   H. Thomas Winn
                                                   Director

Dated: April 12, 2006
                                                   By: /s/ Cynthia C. Thompson
                                                   -----------------------------
                                                   Cynthia C. Thompson
                                                   Director

Dated: April 12, 2006
                                                   By: /s/ Welter "Budd" Holden
                                                   -----------------------------
                                                   Welter "Budd" Holden
                                                   Director

Dated: April 12, 2006
                                                   By: /s/ Erasto Saldi, M.D.
                                                   -----------------------------
                                                   Erasto Saldi, M.D.
                                                   Director

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

       Statements of Cash Flows                                            F - 6

       Notes to Financial Statements                                  F-7 - F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Samaritan Pharmaceuticals, Inc.

         We have audited the accompanying consolidated balance sheet of Samaritan Pharmaceuticals, Inc. (a development stage company) as of December 31, 2005 and 2004 and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flow for the years ending December 31, 2005, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, the consolidated financial position of Samaritan Pharmaceuticals, Inc. (a development stage company) as of December 31, 2005 and 2004 and the consolidated results of its operations and its cash flows for the years ending December 31, 2005, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated cumulative statements of operations and comprehensive income, shareholder's equity and cash flows regarding the period from inception (September 5, 1994) through December 31, 2005, include activity prior to our engagement as auditors upon which we or the predecessor auditor have not performed procedures. Therefore, we do not express an opinion on them.

                                               /s/  Sherb & Co., LLP
                                                    ----------------------------
                                                    Sherb & Co., LLP
                                                    Certified Public Accountants

New York, New York
March 30, 2006

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                                      December 31,
                                       ----------------------------------------
                                              2005                    2004
                                       ------------------- --------------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents             $          456,463  $         2,438,451
 Grant receivable                                  51,117                    -
 Marketable securities                            496,068            1,490,812
 Note receivable                                  250,000                    -
 Interest receivable                               42,861               23,238
 Prepaid expenses                                  10,587               53,111
                                       ------------------- --------------------
   TOTAL CURRENT ASSETS                         1,307,096            4,005,612

PROPERTY AND EQUIPMENT                            206,803               37,221
                                       ------------------- --------------------

OTHER ASSETS:
 Patent registration costs                        700,798              430,060
 Purchased  technology rights                      19,983               30,879
 Marketable securities                                  -              492,608
 Note receivable                                        -              250,000
 Deposits                                           2,779                2,779
                                       ------------------- --------------------
   TOTAL OTHER ASSETS                             723,560            1,206,326
                                       ------------------- --------------------
                                       $        2,237,459  $         5,249,159
                                       =================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                      $          267,945  $           147,753
 Accrued officers' salaries                       247,856               22,414
 Common stock to be issued                         46,259                    -
                                       ------------------- --------------------
   TOTAL CURRENT LIABILITIES                      562,060              170,167
                                       ------------------- --------------------

SHAREHOLDERS'  EQUITY:
 Preferred stock, 5,000,000 shares
 authorized at $.001 par value, -0-
 issued and outstanding at December
 31, 2005 and 2004
                                                        -                    -
 Common stock, 250,000,000 shares
 authorized at $.001 par value,
 136,866,274 and 132,030,199 issued
 and outstanding at December 31, 2005
 and 2004, respectively                           136,866              132,030

 Additional paid-in capital                    35,589,683           33,697,043
 Deferred compensation                            (40,034)            (304,416)
 Treasury stock                                  (250,248)            (250,248)
 Accumulated other comprehensive loss             (24,472)             (16,580)
 Accumulated deficit during development
 stage                                        (33,736,396)         (28,178,837)
                                       ------------------- --------------------
   TOTAL SHAREHOLDERS' EQUITY                   1,675,399            5,078,992
                                       ------------------- --------------------
                                       $        2,237,459  $         5,249,159
                                       =================== ====================

        See accompanying notes to the consolidated financial statements.


                                                                 SAMARITAN PHARMACEUTICALS, INC.
                                                                  (A DEVELOPMENT STAGE COMPANY)

                                                   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                  From
                                               Inception
                                         (September 5, 1994)
                                                  to                         For the Years Ended December 31,
                                          December 31, 2005             2005                   2004                2003
                                         ------------------    --------------------  ------------------   ------------------
                                              (Unaudited)
REVENUES:
 Consulting                                         300,000                      -                   -              250,000
 Government research grants                         256,847                256,847                   -                    -
                                         -------------------   --------------------  ------------------   ------------------
                                         $          556,847    $           256,847   $               -    $         250,000
                                         -------------------   --------------------  ------------------   ------------------

EXPENSES:

Research and development                          9,739,771              3,456,301           1,543,921              838,208
Interest, net                                       (46,745)               (60,021)            (36,730)               6,334
General and administrative                       23,723,398              2,320,011           3,561,302            4,902,213
Depreciation and amortization                     1,245,949                 98,115              27,218               23,776
Other income                                       (369,130)                     -            (231,350)                   -
                                         -------------------   --------------------  ------------------   ------------------
                                                 34,293,243              5,814,406           4,864,361            5,770,531
                                         -------------------   --------------------  ------------------   ------------------

NET LOSS                                        (33,736,396)            (5,557,559)         (4,864,361)          (5,520,531)

Other Comprehensive Income (Loss):
Unrealized gain on marketable securities             (3,933)                12,648             (16,580)                   -
Foreign translation adjustment                      (20,540)               (20,540)                  -                    -
                                         -------------------   --------------------  ------------------   ------------------
Total Comprehensive Loss                 $      (33,740,328)   $        (5,565,452)  $      (4,880,941)   $      (5,520,531)
                                         ===================   ====================  ==================   ==================


Loss per share, basic and diluted        $            (0.80)   $             (0.04)  $           (0.04)   $           (0.07)
                                         ===================   ====================  ==================   ==================


Weighted average number of shares
outstanding:

    Basic and diluted                            41,936,668            134,560,596         124,483,372           79,767,085
                                         ===================   ====================  ==================   ==================


                                                 See accompanying notes to the consolidated financial statements

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                   (UNAUDITED)
             FROM INCEPTION (SEPTEMBER 5, 1994) TO December 31, 2005


                                                              Shares
                                   Number       Par Value    Reserved     Additional
                                     of          Common         for         Paid in
                                   Shares         Stock      Conversion     Capital       Warrants
                                -------------   ----------   ----------   ------------   -----------
Inception at September 5, 1994             -    $       -    $       -              -    $        -

Shares issued for cash, net of
 offering costs                    6,085,386          609            -        635,481             -
Warrants issued for cash                   -            -            -              -         5,000
Shares issued as compensation
 for services                        714,500           71            -      1,428,929             -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------
December 31, 1996                  6,799,886          680            -      2,064,410         5,000

Issuance of stock, prior to
 acquisition                         206,350           21            -        371,134             -
Acquisition of subsidiary for
 stock                             1,503,000          150            -         46,545             -


Shares of parent redeemed, par
 value $.0001                     (8,509,236)        (851)           -            851             -
Shares of public subsidiary
 issued, par value $.001           7,689,690        7,690          820         (8,510)            -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------

December 31, 1997                  7,689,690        7,690          820      2,474,430         5,000

Conversion of parent's shares        696,022          696         (696)             -             -
Shares issued for cash, net of
 offering costs                      693,500          694            -        605,185             -
Shares issued in cancellation
 of debt                             525,000          525            -        524,475             -
Shares issued as compensation        400,000          400            -        349,600             -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------

December 31, 1998                 10,004,212       10,005          124      3,953,690         5,000

Conversion of parent's shares         13,000           13          (13)             -             -
Shares issued in cancellation
 of debt                              30,000           30            -         29,970             -
Shares issued for cash, net of
 offering costs                       45,000           45            -         41,367             -
Shares issued as compensation      3,569,250        3,569            -        462,113             -
Detachable warrants issued                 -            -            -              -       152,125
Detachable warrants exercised        100,000          100            -        148,900      (149,000)
Debentures converted to stock      1,682,447        1,682            -        640,438             -

Net loss                                   -            -            -              -             -
                                -------------   ----------   ----------   ------------   -----------

December 31, 1999                 15,443,909       15,444          111      5,276,478         8,125

Conversion of parent's shares        128,954          129         (111)           (18)            -
Shares issued for cash, net of
offering costs                     1,575,192        1,575            -        858,460             -
Shares issued in cancellation
 of debt                             875,000          875            -        660,919             -
Shares issued in cancellation
 of accounts payable                 100,000          100            -         31,165             -
Shares issued as compensation      3,372,945        3,373            -      2,555,094             -
Warrants exercised                    38,807           39            -          3,086        (3,125)
Warrants expired                           -            -            -          5,000        (5,000)

Net loss                                   -            -            -              -             -
                                 ------------    ---------    ----------   ------------   -----------

December 31, 2000                 21,534,807       21,535            -      9,390,184             -

         See accompanying notes to the consolidated financial statements



Shares issued for cash, net of
 offering cost                     6,497,088        6,497            -      1,257,758             -
Shares issued as compensation      9,162,197        9,162            -      1,558,599             -
Shares issued for previously
 purchased shares                    342,607          342            -        188,208             -
Shares issued in cancellation
 of accounts payable                 200,000          200            -         68,880             -
Amortization of deferred
 compensation                              -            -            -              -             -
Stock options issued for
 services                                  -            -            -        439,544             -
Net loss                                   -            -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------

December 31, 2001                 37,736,699        37,736            -     12,903,173             -

Shares issued for cash, net of
 offering costs                   18,657,500        18,658            -      2,077,641             -
Shares issued as compensation      3,840,525         3,841            -      1,044,185             -
Shares issued for previously
 purchased shares                     50,000            50            -          4,950             -
Shares issued in cancellation
 of accounts payable               4,265,184         4,265            -        539,291             -
Amortization of deferred
 compensation                              -             -            -                            -
Shares issued in cancellation
 of notes payable                          -             -            -              -             -
Stock options issued for
  services                                 -             -            -        225,000             -
Net loss                                   -             -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------

December 31, 2002                 64,549,908        64,550                  16,794,240


Shares issued for cash, net of
 offering costs                   17,493,664        17,493            -      2,392,296             -
Shares issued as compensation      4,062,833         4,063            -        549,779             -
Shares issued for previously
 purchased shares                  1,160,714         1,161            -        161,339             -
Shares issued in cancellation
 of accounts payable and
 accrued compensation              9,615,870         9,616            -      3,448,950             -
Shares issued in cancellation
of notes payable                           0             0            -              0             -
Shares issued in connection
 with equity financing             3,125,000         3,125                      (3,125)            -
Exercise of stock options          7,770,892         7,771            -      1,112,077             -
Shares reacquired in settlement
 of judgement                     (1,564,048)       (1,564)           -        251,812             -
Stock options issued for
 services                                  -             -            -        145,000             -
Net loss                                   -             -            -                            -
                                 ------------    ----------   ----------   ------------   -----------

December 31, 2003                106,214,833       106,214            -     24,852,369             -


Shares issued for cash, net
 of offering costs                11,426,733        11,427            -      4,289,511             -
Shares issued as compensation,
expensed                           2,081,249         2,081            -      1,788,397             -
Amortization of deferred
compensation                               -             -            -              -             -
Shares issued for previously
 purchased shares                     83,332            83            -         12,417             -
Exercise of stock options         16,950,468        16,951            -      4,841,869             -
Exercise of warrants                 635,000           635            -        449,365             -
Shares issued in connection
 with equity financing             8,758,240         8,758            -      3,091,243             -
Stock retired in settlement of
 subscriptions receivable        (13,869,656)      (13,870)           -     (5,964,798)            -
Shares reacquired in settlement
of judgement                        (250,000)         (250)           -       (231,100)            -
Stock options issued for services          -             -            -        567,771             -
Other comprehensive income (loss)          -             -            -              -             -
Net Loss                                                 -            -                            -
                                 ------------    ----------   ----------   ------------   -----------
December 31, 2004                132,030,199     $ 132,030    $       -    $33,697,043    $        -
                                 ============    ==========   ==========   ============   ===========

Shares issued as compensation,
expensed                             398,900           399            -        196,785             -
Amortization of deferred
compensation                               -             -            -              -             -
Exercise of stock options            170,000           170                      31,330
Shares issued in connection
with equity financing              4,267,175         4,267            -      1,599,473             -
Stock options issued for services          -             -            -         65,052             -
Other comprehensive income (loss)          -             -            -              -             -
Net loss                                   -             -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------

December 31, 2005                136,866,274     $ 136,866    $       -    $35,589,683    $        -
                                 ============    ==========   ==========   ============   ===========

         See accompanying notes to the consolidated financial statements



                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STATE COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

             FROM INCEPTION (SEPTEMBER 5, 1994) TO December 31, 2005

                                               Accumulated
                                                  Other          Stock                                       Total
                                    Deferred    Comprehensive Subscriptions  Treasury    Accumulated     Shareholders'
                                   Compensation   Income      Receivable     Shares       Deficit          Deficit
                                  ------------- ------------ ------------  -----------  -------------   ---------------
Inception at September 5, 1994    $         -             -  $         -   $        -   $          -    $            -

Shares issued for cash, net of
 offering costs                             -             -            -            -              -           636,090
Warrants issued for cash                    -             -            -            -              -             5,000
Shares issued as compensation
 for services                               -             -            -            -              -         1,429,000

Net loss                                    -             -            -            -     (2,152,843)       (2,152,843)
                                  ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 1996                           -             -            -            -     (2,152,843)          (82,753)

Issuance of stock, prior to
 acquisition                                -             -            -            -              -           371,155
Acquisition of subsidiary
 for stock                                  -             -            -            -              -            46,695


Shares of parent redeemed,
 par value $.0001                           -             -            -            -              -                 -
Shares of public subsidiary
 issued, par value $.001                    -             -            -            -              -                 -

Net loss                                    -             -            -            -       (979,635)         (979,635)
                                  ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 1997                           -             -            -            -     (3,132,478)         (644,538)

Conversion of parent's shares               -             -            -            -              -                 -
Shares issued for cash, net
 of offering costs                          -             -            -            -              -           605,879
Shares issued in cancellation
 of debt                                    -             -            -            -              -           525,000
Shares issued as compensation               -             -            -            -              -           350,000

Net loss                                    -             -            -            -     (1,009,945)       (1,009,945)
                                  ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 1998                           -             -            -            -     (4,142,423)         (173,604)

Conversion of parent's shares               -             -            -            -              -                 -
Shares issued in cancellation
 of debt                                    -             -            -            -              -            30,000
Shares issued for cash, net of
 offering costs                             -             -            -            -              -            41,412
Shares issued as compensation               -             -            -            -              -           465,682
Detachable warrants issued                  -             -            -            -              -           152,125
Detachable warrants exercised               -             -            -            -              -                 -
Debentures converted to stock               -             -            -            -              -           642,120

Net loss                                    -             -            -            -     (1,671,255)       (1,671,255)
                                  ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 1999                           -             -            -            -     (5,813,678)         (513,520)

Conversion of parent's shares               -             -            -            -              -                 -
Shares issued for cash, net of
 offering costs                             -             -            -            -              -           860,035
Shares issued in cancellation
 of debt                                    -             -            -            -              -           661,794
Shares issued in cancellation
 of accounts payable                        -             -            -            -              -            31,265
Shares issued as compensation        (759,560)            -            -            -              -         1,798,907
Warrants exercised                          -             -            -            -              -                 -
Warrants expired                            -             -            -            -              -                 -

Net loss                                    -             -            -            -     (3,843,308)       (3,843,308)
                                  ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 2000                    (759,560)            -            -            -     (9,656,986)       (1,004,827)



         See accompanying notes to the consolidated financial statements



Shares issued for cash, net
 of offering costs                          -             -            -            -              -         1,264,255
Shares issued as compensation        (230,512)            -            -            -              -         1,337,249
Shares issued for previously
 purchased shares                           -             -            -            -              -           188,550
Shares issued in cancellation
 of accounts payable                        -             -            -            -              -            69,080
Amortization of deferred
  compensation                        495,036             -            -            -              -           495,036
Stock options issued for
 services                                   -             -            -            -              -           439,544
Net loss                                    -             -            -            -     (4,079,806)       (4,079,806)
                                   ----------- ------------- ------------  -----------  -------------   ---------------
December 31, 2001                    (495,036)            -            -            -    (13,736,792)       (1,290,919)

Shares issued for cash, net
 of offering costs                          -             -            -            -              -         2,096,299
Shares issued as compensation               -             -            -            -              -         1,048,026
Shares issued for previously
 purchased shares                           -             -            -            -              -             5,000
Shares issued in cancellation
 of accounts payable                        -             -            -            -              -           543,556
Amortization of deferred
 compensation                         495,036             -            -            -              -           495,036
Shares issued in cancellation
 of notes payable                           -             -            -            -              -                 -
Stock options issued for
 services                                   -             -            -            -              -           225,000
Net loss                                    -             -            -            -     (4,057,153)       (4,057,153)
                                   ----------- ------------- ------------  -----------  -------------   ---------------
December 31, 2002                           -             -            -            -    (17,793,945)         (935,155)


Shares issued for cash, net of
 offering costs                             -             -            -            -              -         2,409,789
Shares issued as compensation               -             -            -            -              -           553,842
Shares issued for previously
 purchased shares                           -             -            -            -              -           162,500
Shares issued in cancellation
 of accounts payable and
 accrued compensation                       -             -            -            -              -         3,458,566
Shares issued in cancellation
 of notes payable                           -             -                                                      -
Shares issued in connection
 with equity financing                      -             -            -            -              -                 -
Exercise of stock options                   -             -   (1,119,848)           -              -                 -
Shares reacquired in settlement
 of judgement                               -             -            -     (250,248)             -                 -
Stock options issued for
 services                                   -             -            -            -              -           145,000
Net loss                                    -             -            -            -     (5,520,531)       (5,520,531)
                                   ----------- ------------- ------------  -----------  -------------   ---------------
December 31, 2003                           -             -   (1,119,848)    (250,248)   (23,314,476)          274,011

Shares issued for cash, net
 of offering costs                          -             -           -            -              -          4,300,938
Shares issued as compensation,
expensed                             (544,416)            -           -            -              -          1,246,062
Amortization of deferred
compensation                          240,000             -           -            -              -            240,000
Shares issued for previously
 purchased shares                           -             -           -            -              -             12,500
Exercise of stock options                   -             -  (4,858,820)           -              -                  -
Exercise of warrants                        -             -           -            -              -            450,000
Shares issued in connection
 with equity financing                      -             -           -            -              -          3,100,001
Stock retired in settlement of
 subscriptions receivable                   -             -   5,978,668            -              -                  -
Shares reacquired in settlement
of judgement                                -             -                        -              -           (231,350)
Stock options issued for services           -             -                        -              -            567,771
Other comprehensive income (loss)           -       (16,580)                       -              -            (16,580)
Net Loss                                    -             -           -            -     (4,864,361)        (4,864,361)
                                  ------------ ------------- -----------   ----------   ------------   ----------------
December 31, 2004                 $  (304,416) $    (16,580) $        0    $(250,248)  $(28,178,837)   $     5,078,992
                                  ============ ============= ===========   ==========   ============   ================

Shares issued as compensation,
expensed                             (128,034)           -            -            -              -             69,150
Amortization of deferred
compensation                          392,416            -            -            -              -            392,416
Exercise of stock options                   -            -                         -              -             31,500
Shares issued in connection
with equity financing                       -            -            -            -              -          1,603,740
Stock options issued for services           -            -            -            -              -             65,052
Other comprehensive income (loss)           -       (7,892)           -            -              -             (7,892)
Net loss                                    -            -            -            -     (5,557,559)        (5,557,559)
                                  ------------ ------------  -----------   ----------   ------------   ----------------

December 31, 2005                     (40,034) $   (24,472)  $        -    $(250,248)  $(33,736,396)         1,675,399
                                  ============ ============  ===========   ==========   ============   ================



         See accompanying notes to the consolidated financial statements


                                                          SAMARITAN PHARMACEUTICALS, INC.
                                                            (A DEVELOPMENT STAGE COMPANY)
                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         From
                                                      Inception
                                                 (September 5, 1994)
                                                           to
CASH FLOWS FROM OPERATING ACTIVITIES:             DECEMBER 31, 2005             For the Years Ended December 31,
                                                    (Unaudited)             2005             2004               2003
                                                   --------------     --------------    --------------     ---------------
Net loss                                           $ (33,736,396)     $  (5,557,559)    $ (4,864,361)      $ (5,520,531)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Depreciation and amortization                        1,245,949             98,115           27,218             23,776
  Stock based compensation                             9,659,280             69,150        1,246,062          2,859,705
  Stock options issued for services                    1,442,367             65,052          567,771            145,000
  Amortization of deferred compensation                1,622,488            392,416          240,000                  -
  Foreign currency loss                                  (20,540)           (20,540)               -                  -
  Other income                                          (231,350)                 -         (231,350)                 -
(Increase) decrease in assets:
  Accounts receivable                                    (51,117)           (51,117)               -                  -
  Interest receivable and prepaids                       (66,688)            22,901          (55,092)           (18,256)
  Deposits                                                12,941                  -                -             12,941
Increase (decrease) in liabilities:
  Deferred revenue                                             -                  -                -           (250,000)
  Accounts payable and accrued expenses                2,376,615            345,635         (218,144)           513,524
                                                   --------------     --------------    --------------     ---------------

NET CASH USED IN OPERATING ACTIVITIES                (17,746,451)        (4,635,947)      (3,287,896)        (2,233,841)
                                                   --------------     --------------    --------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of technology                                  (108,969)                 -                -                  -
Purchase of furniture and equipment                     (338,496)          (222,533)         (17,316)           (13,902)
Note receivable                                         (250,000)                 -         (250,000)                 -
(Purchase) liquidation of marketable securities         (500,000)         1,500,000       (2,000,000)                 -
Patent registration costs                               (744,486)          (305,007)        (227,862)            (4,832)
                                                   --------------     --------------    --------------      --------------

NET CASH (USED IN) PROVIDED BY INVESTING
ACTIVITIES                                            (1,941,951)           972,460       (2,495,178)           (18,734)
                                                   --------------     --------------    --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants/options                           638,625             31,500          450,000                  -
Proceeds from debentures                                 642,120                  -                -                  -
Proceeds from stock issued for cash                   12,583,569                  -        4,300,939          2,409,790
Proceeds from equity financing                         4,703,742          1,603,740        3,100,001                  -
Common stock to be issued                                252,309             46,259                -             12,500
Short-term loan repayments                              (288,422)                 -                -           (156,955)
Short-term loan proceeds                               1,612,922                  -                -                  -
                                                   --------------     --------------    --------------      --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES             20,144,865          1,681,499        7,850,940          2,265,335
                                                   --------------     --------------    --------------      --------------

CHANGE IN CASH                                           456,463         (1,981,988)       2,067,866             12,760
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               -          2,438,451          370,585            357,825
                                                   --------------     --------------    --------------      --------------

CASH AND CASH EQUIVALENTS  AT END OF PERIOD        $     456,463       $    456,463      $  2,438,451       $   370,585


NON-CASH FINANCING AND INVESTING ACTIVITIES:

Purchase of net, non-cash assets of  subsidiary
     for stock                                     $         195       $          -      $          -        $        -
Short-term debt retired through issuance
    of stock                                       $   1,890,695       $          -      $          -        $        -
Issuance of common stock, previously subscribed    $     180,000       $          -      $     12,500        $  162,500
Treasury stock acquired through settlement
of judgement                                       $     250,248       $          -      $          -        $  250,248
Stock subscriptions receivable                     $   1,119,848       $          -      $          -        $1,119,848
Stock retired in settlement of subscriptions
receivable                                         $  (5,978,668)      $          -      $ (5,978,668)                -
Stock received in settlement                       $    (231,350)      $          -      $   (231,350)       $        -
Stock as compensation for services                 $   6,533,527       $  1,357,735      $  1,246,062        $3,929,730
Stock issued in cancellation of accounts payable   $   4,248,938       $          -                 -        $1,815,203
Exercise of stock options                          $   4,858,820       $          -      $  4,858,820        $        -


                                          See accompanying notes to the consolidated financial statements

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

NOTE 1   -   ORGANIZATION AND NATURE OF BUSINESS

Samaritan Pharmaceuticals, Inc. (`the Company') was formed in September 1994 and became public in October 1997. Our principle executive offices are located in Las Vegas, Nevada.

Samaritan Pharmaceuticals is working to ensure a longer and better life, for patients suffering with AIDS, Alzheimer's, Cancer, and Cardiovascular disease. Samaritan is a pipeline-driven Biopharmaceutical company, with a clear focus on advancing early stage innovative drugs through clinical development, to become commercially valuable compounds.


NOTE 2   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Basis of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

B.       Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. The Company recognizes revenue when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and collectability is reasonably assured. During 2005, revenue consisted of grant income recognized when the qualifying expenditure was incurred. During 2003, revenue consisted of a consulting fee deemed earned since there was no further services under the agreement.

C.       Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

The Company maintains its cash in bank accounts at high credit quality financial institutions. The balances at times may exceed federally insured limits.

D.      Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from their equity purchase agreement with Fusion Capital. If Fusion Capital is unable to meet its commitments under the agreement or is unable to sell the stock in the open market, this will have a materially adverse effect on the Company's financial position and its ability to continue its current research.

E.       Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets.

F.       Intangibles

1) Legal fees associated with filing patents are recorded at cost and amortized over 17 years. The Company has one (1) issued U.S. patent and had thirteen (13) pending patent applications in the U.S. to protect its proprietary methods and processes. The Company also filed corresponding foreign patent applications for certain of these U.S. patent applications. As of December 31, 2005, its patent portfolio outside the U.S. comprised two (2) issued patent and fifty-two (52) pending patent applications. The issued U.S. patent and pending patent applications relate to Alzheimer's, Cancer, Cardiovascular and HIV indications. Certain U.S. patents may be eligible for patent term extensions under the Hatch-Waxman Act may be available to Samaritan for the lost opportunity to market and sell the invention during the regulatory review process.

The Company reviews patent costs for impairment by comparing the carrying value of the patents with the fair value. The Company believes it will recover the full amount of the patent costs based on forecasts of sales of the products related to the patents. Patent registration costs are amortized over seventeen
(17) years once approved. Patent amortization expense was $34,268 during the year ended December 31, 2005. Expected amortization projected for the next five years is as follows:

                      -------------        -------------
                           2006                $41,233
                      -------------        -------------
                           2007                $38,798
                      -------------        -------------
                           2008                $36,516
                      -------------        -------------
                           2009                $34,638
                      -------------        -------------
                           2010                $32,347
                      -------------        -------------

2) Purchased technology rights are recorded at cost and are being amortized using the straight line method over the estimated useful life of the technology. Amortization was approximately $10,896 for the years ended December 31, 2003 through 2005. Accumulated amortization at December 31, 2005 and 2004 was $88,986 and $78,090. Amortization expense associated with these technology rights in the future will be $10,896 for 2006 and $9,087 for 2007.

G.       Earnings (loss) per share

The Company reports loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") no. 128, "Earnings Per Share." The per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock have not been included, as the effect would be antidilutive. The Company has 23,856,018 and 20,942,930 options outstanding at December 31, 2005 and 2004, respectively, which were not included.

H.       Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

I.       Income Taxes

Pursuant to Statement of Financial Accounting Standards No. 109 (`SFAS 109') Accounting for Income Taxes', the Company accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates, which will be in effect when these differences reverse.

J.       Research and Development Costs

Research and development costs are expensed when incurred.

K.       Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2005 the Company does not believe that any impairment has occurred.

L.       Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107 `Disclosures about Fair Value of Financial Instruments' (SFAS 107) requires the disclosure of fair value information about financial instruments whether or not recognized on the balance sheet, for which it is practicable to estimate the value. Where quoted market prices are not readily available, fair values are based on quoted market prices of comparable instruments. The carrying amount of cash, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments.

M.       Foreign Currency Translation

Assets and liabilities of subsidiaries operating in foreign countries are translated into U.S. dollars using both the exchange rate in effect at the balance sheet date of historical rate, as applicable. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in stockholders equity (Accumulated other comprehensive loss), while gains and losses resulting from foreign currency transactions are included in operations.

N.       Stock Based Compensation

Statement of Financial Accounting Standards No. 123, `Accounting for Stock-Based Compensation,' (`SFAS 123'), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, `Accounting for Stock Issued to Employees', and related Interpretations.

Accordingly, compensation cost for the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the `disclosure only' alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

O.       Marketable Securities

At December 31, 2005, the Company holds one brokered Certificate of Deposit with a total market value of $496,068 which is classified as available for sale. The original cost was $500,000. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive loss in Shareholder's Deficit. Realized gains and losses will be determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

P.       ACCRUED OFFICERS' COMPENSATION

Accrued officers' compensation consists of the unpaid portion of the respective officer's contract salary.

Q.       UNISSUED STOCK

Unissued stock consists of proceeds received by year-end for stock that had yet to be issued. Such amounts were retired through the issuance of shares subsequent to the balance sheet date.

R.       New Accounting Pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (`SFAS 149'), `Amendment of Statement 133 on Derivative Instruments and Hedging Activities'. This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Company is in the process of assessing the effect of SFAS 149 and does not expect the adoption of this statement, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on its financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (`SFAS 150'), `Accounting for Certain Financial Instruments and Characteristics of both Liabilities and Equity'. SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 became effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's financial position or results of operations.

In December 2004, the FASB issued FASB Statement No. 123R, `Share-Based Payment, an Amendment of FASB Statement No. 123' (`FAS No. 123R'). FAS No. 123R requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006.

The Company is in process of evaluating the impact of this pronouncement on its financial position.

In May 2005, the FASB issued FASB Statement No. 154, which replaces APB Opinion No.20 and FASB No. 3. This Statement provides guidance on the reporting of accounting changes and error corrections. It established, unless impracticable retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements to a newly adopted accounting principle. The Statement also provides guidance when the retrospective application for reporting of a change in accounting principle is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

NOTE 3   -   PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following as of December 31:

                               Estimated
                                Useful
                                 Life             2004         2005
                               ---------          ----         ----


Furniture and Fixtures           3-7           $106,494      $130,828
Software                           3              9,470        10,392
Lab Equipment                      3                  -       197,279
                                               ---------     ----------
                                                115,964       338,499
                                               ---------     ----------
Less: accumulated depreciation                  (78,743)     (131,696)
                                               ---------     ----------
                               Total            $37,221      $206,803
                                               =========     ==========

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $52,951, $16,322, and $12,880, respectively.

NOTE 4   -   SHAREHOLDERS' EQUITY

On June 27, 2003, the Company amended its articles of incorporation to increase the authorized number of shares to 200 million and on April 24, 2001, a class of 5 million shares of preferred stock. There are no outstanding preferred stock shares at December 31, 2005.

A.       Stock Option Plans.

The short and long-term compensation program includes stock options granted under Stock Incentive Plans as well as non-qualified stock options. The company currently has two stock option plans: The 2005 Stock Option Plan, approved by the shareholders on June 10, 2005 as an additional plan to the Company's 2001 Stock Plan; and the 2001 Stock Option Plan, approved by the shareholders on April 24, 2001. Both Option Plans are designed to reward executives for achieving long-term financial performance goals over a three-year to ten-year period, provide retention incentives for executives, and tie a significant portion of an executive's total compensation to long-term performance. Stock options for executive officers and key associates are part of the incentive program and link the enhancement of shareholder value directly to their total compensation.

Shares available under the 2005 Plan: On a calendar year basis, Awards under the Plan may be made for a maximum of ten percent (10%) of the total shares of Common Stock outstanding on a fully diluted basis (without taking into account outstanding Awards at the end of the prior calendar year), less Awards outstanding at the end of the prior calendar year. Notwithstanding this limit, not more than three percent (3%) of the total shares of within the plan may be subject to ISO Awards during the term of the Plan, and not more than seven percent (7%) of the total shares within the plan may be subject to Awards in a form other than options and SARs. No director, officer, or employee may be granted options with respect to the total awards available under the plan to more than half of the awards within the Plan, nor more than 5,000,000 shares per fiscal year, subject to a limit of 2,500,000 shares per fiscal year for individuals first hired that year. The number of shares subject to these limits will be adjusted in the event of certain changes in the capitalization of the Company.

Shares Available under the 2001 Plan: The number of awards that may be granted under the 2001 Plan in each calendar year will not exceed twenty percent (20%) of (i) the total shares of common stock outstanding on a fully diluted basis, without taking into account awards outstanding under the 2001 Plan that are exercisable for or convertible into common stock or that are unvested stock awards (referred to as 'outstanding awards'), at the close of business on the last day of the preceding calendar year, less (ii) the number of shares subject to 'outstanding awards' at the close of business on that date.

There were 3,201,088 options granted, 170,000 options exercised, and 100,000 options expired pursuant to both plans. As of December 31, 2005, there were 23,856,018 options remains outstanding pursuant to both plans.

The following table summarizes the Company's stock options outstanding at December 31, 2005, 2004, and 2003:

                                                            Weighted average
                                              Shares         exercise price
                                            ------------   -----------------
   Outstanding and exercisable
   at December 31, 2002                      8,994,208           $   .25
   Granted                                  14,758,942               .22
   Exercised                                (7,770,892)             (.14)
   Expired                                     (20,000)             (.10)
                                           -------------   -----------------
   Outstanding and exercisable
   at December 31, 2003                     15,962,258               .34
   Granted                                  25,000,806               .51
   Exercised                               (17,585,468)             (.30)
   Expired                                  (2,452,666)             (.51)
                                          -------------   -----------------
   Outstanding and exercisable
   at December 31, 2004                     20,924,930               .56
   Granted                                   3,201,088               .88
   Exercised                                  (170,000)             (.19)
   Expired                                    (100,000)            (1.00)
                                          -------------   -----------------
   Outstanding and exercisable
   at December 31, 2005
                                            23,856,018           $   .60
                                          -------------   -----------------

The Company applies APB No. 25, `Accounting for Stock Issued to Employees,' and related interpretations in accounting for its stock options. As a result no compensation expense has been recognized for employee and director stock options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, `Accounting for Stock-Based Compensation,' the Company's net loss would have been reported as follows:

                                           December 31,
                              2003             2004             2005
                          ------------     ------------     ------------
Net Loss:
  As reported             $(5,520,531)     $(4,864,361)     $(5,557,559)
  Pro Forma
                          $(7,796,531)     $(8,927,246)     $(6,887,390)
Basic and diluted loss
per common share:
  As reported                (0.07)            (0.04)           (0.04)
  Pro Forma                  (0.10)            (0.07)           (0.05)

The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options with the following assumptions used for grants during the year ended December 31, 2005, 2004, and 2003. The per-share weighted average fair value of stock options granted during 2005 and 2004 was $0.43 and $0.24 and $0.19, respectively, on the date of grant using the Black Scholes pricing model and the following assumptions for the years ended December 31:

                                 2003             2004             2005
                             ------------     ------------     ------------

Expected dividend yield            0%               0%                 0%
Risk-free interest rate            5%               5%                 5%
Annualized volatility            122%              82%                 NA
Average quarterly volatility
for applicable quarters                                               41%

At December 31, 2005, the range of exercise price for all of the Company's outstanding stock options was $.10 - $1.26, with a range of exercise dates from January 2006 to June 2005. The average exercise duration is seven (7) years with an average exercise price of $.60.

C.       Stock as compensation and settlement of debt

The Company issues stock as compensation for services valuing such issues premised upon the fair market value of the stock.

During the year ended December 31, 2005, the Company issued an aggregate of 398,900 shares of common stock in consideration of services rendered or to be rendered to the Company. Such shares were valued at an aggregate of $198,184 ranging from $.41 - $.72 per share, representing the fair value of the shares issued. The issuances were recorded as non-cash compensation expense and deferred compensation. The unamortized balance of deferred compensation at December 31, 2005 is $40,034.

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

During the year ended December 31, 2005, the Company also issued 2,567,175 shares in connection with the common stock purchase agreement with Fusion Capital (Note 9).

During the year ended December 31, 2004, the Company also issued 8,758,240 shares in connection with the common stock purchase agreement with Fusion Capital (Note 9).

During the year ended December 31, 2003, the Company also issued 3,125,000 shares in connection with the common stock purchase agreement with Fusion Capital. Such amount was recorded at par value with a corresponding change against Additional Paid-in Capital.

D.       Private Placement

During the year ended December 31, 2005, the company did not offer any private placements. During the year ended December 31, 2004, through various private placements, the Company sold 11,426,733 shares for $4,300,938. During the year 2003, through various private placements, the Company sold 17,493,664 shares for $2,409,789.

NOTE 5   -    INCOME TAXES

The Company has net operating losses at December 31, 2005 of approximately $16,190,000 expiring through 2025. Utilization of these losses may be limited by the "change of ownership" rules as set forth in section 382 of the Internal Revenue Code.

A reconciliation of the statutory U.S. Federal rate thirty-five percent (35%) and effective rates is as follows:

                                                  Years Ended December 31,
                                          2003                2004               2005
                                     -------------       -------------      -------------
Expected income tax (benefit)
at Federal statutory rate            $ (1,932,000)       $ (1,702,000)      $ (1,945,000)
State tax (benefit) net of
Federal effect                           (276,000)           (243,000)          (278,000)
Permanent differences                     741,000             821,000            230,000
Increase in valuation allowance         1,467,000           1,124,000          1,993,000
                                     -------------       -------------      -------------
                                     $          -        $          -        $         -
                                     =============       ==============     ==============

                                        December 31,
                          ---------------------------------------
                                2004                   2005
                          ----------------      -----------------
Net operating losses      $    6,476,000        $     8,469,000
Valuation allowance           (6,476,000)            (8,469,000)
                          ----------------      -----------------
                          $            -        $             -
                          ================      =================

The valuation allowances have been established equal to the full amounts of the deferred tax assets, as the Company is not assured that it is more likely than not that these benefits will be realized.

NOTE 6   -   COMMITMENTS AND CONTINGENCIES

A. The Company leases various facilities under operating lease agreements expiring through September 2008. Rental expense for the years ended December 31, 2005, 2004, and 2003 was $39,708, $49,883, and $40,006 respectively. Future minimum annual lease payments under the facilities lease agreements for agreements lasting more than one year are as follows:

                                    2006    $55,011
                                    2007    $56,572
                                    2008    $43,307

B. During the year ended December 31, 2004, the Company amended its research collaboration and licensing agreement with Georgetown University (`Georgetown'), which terminates in 2014. As consideration for Georgetown's performance under this Agreement the Company shall pay Georgetown $1,000,000 per year in quarterly installments commencing with the quarter ended March 31, 2004.

C. The Company has entered into employment agreements with two officers. These agreements started January 1, 2001 and are for five years with annual compensation for both at $780,000, with an annual increase not less than five percent (5%) per year. Each officer at their option can receive payment in Company common stock calculated at the lowest closing price of the stock quoted for the period for which the salary has been earned, divided by the current discount rate for restricted stock offered by the Company.

Each officer is entitled to a bonus payable in ten year warrants based on a calculation of the Company's market capitalization but each officer has foregone their bonus despite reaching the performance goal. In addition each officer is guaranteed annual incentive stock options of the greater of $250,000 or a percentage of the issued and outstanding shares on the anniversary date of the agreement. The percentage ranges from one percent (1%) to four (4%). Such options vest twenty-five percent (25%) each quarter and are priced at the lowest closing price of the Company's common stock in the quarter preceding the grant. The options terminate after ten years.

NOTE 7   -   LITIGATION

Samaritan, from time to time, is involved in various legal proceedings in the ordinary course of its business.

NOTE 8   -   RELATED PARTY TRANSACTIONS

In the ordinary course of business, we entered into transactions with Clay County Holdings (`CCH'). These transactions include loans made to and from CCH. In the past, CCH had made a loan to Samaritan which Samaritan paid off in 2003. During 2004, Samaritan created a notes receivable with CCH for $250,000 which amount bears interest at a rate of twelve percent (12%) per annum. The note receivable is secured by pledge of common stock in Samaritan owned by CCH. CCH is also an affiliate of Nevada Gold and Casinos through CCH ownership of over ten percent (10%) of Nevada Gold and Casinos common stock. A Director of the Company is the CEO of Nevada Gold and Casinos but is not a shareholder of CCH.

The CEO and CFO of the Company are mother and son.

NOTE 9   -   OTHER INCOME

In the December 31, 2004 financial statements, other income consists of the return of 250,000 shares of common stock that had been issued as compensation to a consultant in a prior year. The shares were returned due to the fact that the services were not performed. The shares were valued at their original issuance value, $231,350.

NOTE 10   -   FUSION TRANSACTION

On April 22, 2003, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, pursuant to which Fusion Capital has agreed to purchase shares our common stock from time to time at the Company's option up to an aggregate amount of $10,000,000. The SEC declared effective the Company's registration statement on Form SB-2, Commission Registration No. 333-105818 on October 9, 2003. During the year ended December 31, 2005, the Company also issued 2,567,175 shares in connection with the common stock purchase agreement with Fusion Capital.

On May 12, 2005, we entered into a second common stock purchase agreement, as amended ("Purchase Agreement II") with Fusion Capital pursuant to which Fusion Capital has agreed to purchase our common stock from time to time at our option up to an aggregate amount of $40,000,000 over fifty (50) months from the date the SEC declares effective a registration statement covering the shares of common stock to be purchased by Fusion Capital pursuant to such Purchase Agreement II. The SEC declared effective the Company's registration statement on Form SB-2, Commission Registration No. 333-130356 on December 29, 2005, covering the shares of common stock to be purchased by Fusion Capital and such shares will be priced based on the market price of our shares at the time of sale to Fusion Capital. We have the right to sell to Fusion Capital up to $40,000 of our common stock on each business day and may increase that amount with additional $5,000 for every $0.25 increase in our stock price above $1.25 for five consecutive days immediately prior to the submission of Daily Purchase Amount Increase Notice. We have the right to control timing and the amount of shares we sell to Fusion Capital. On February 17, 2006, the conditions for commencement of sales of our shares specified in the purchased agreement with Fusion Capital were satisfied.

NOTE 11   -   RISKS AND UNCERTAINTIES

Marketability of the product is dependent, among other things, upon securing additional capital to successfully complete the clinical testing of the product, securing FDA approval, and procurement of viable patents.

NOTE 12   -   QUARTERLY FINANCIAL DATA - (Unaudited)

The following quarterly financial data are unaudited, but in the opinion of management include all necessary adjustments for a fair presentation of the interim results.

                                         First             Second            Third            Fourth
                                         Quarter           Quarter           Quarter          Quarter           Total
                                       ------------      ------------      ------------      -----------      ----------
Year ended December 31, 2005
Government Research Grants             $         -       $    15,250       $   120,179       $  121,418      $  256,847
Income from operations                  (1,261,556)       (1,470,396)       (1,344,515)      (1,481,092)     (5,557,559)
Net income (loss)                       (1,261,556)       (1,470,396)       (1,344,515)      (1,481,092)     (5,557,559)
Basic and diluted earnings (loss)
per share                              $      (.01)       $     (.01)      $      (.01)      $     (.01)     $     (.04)


                                         First             Second            Third            Fourth
                                         Quarter           Quarter           Quarter          Quarter           Total
                                       ------------      ------------      ------------      -----------      ----------
Year ended December 31, 2004
Government Research Grants             $         -       $         -       $         -       $        -      $        -
Income from operations                    (828,585)       (1,022,835)         (959,172)      (2,053,769)     (4,864,361)
Net income (loss)                         (828,585)       (1,022,835)         (959,172)      (2,053,769)     (4,864,361)
Basic and diluted earnings (loss)
per share                              $      (.01)       $     (.01)      $      (.01)      $     (.01)     $     (.04)


NOTE 13   -   SUBSEQUENT EVENTS (Unaudited)

On April 4, 2006, Samaritan Pharmaceuticals Europe, S.A. received notification by the National Pharmaceuticals Organization, (EOF) for a new marketing authorization for Amphocil in Greece. The National Pharmaceutical Organization,
(EOF), is the competent authority for granting approval to market pharmaceutical and medical products in Greece, similar to the FDA in the United States. Samaritan Europe is currently assembling all of the necessary documents to make a pricing application with the Minister of Development who issues official prices with the consent of the Minister of Health. A nine-member Pricing Committee is responsible for providing expert non-binding advice on pharmaceutical prices. Once price approval is obtained, Samaritan will launch the product in the Greek market.

During the first quarter of 2006, the Company received $1,200,000 in exchange for the issuance of 3,836,584 shares to Fusion Capital Fund II, LLC ("Fusion Capital") pursuant to that certain Common Stock Purchase Agreement, dated May 12, 2005 and amended on December 19, 2005, with Fusion Capital. The Company also completed the following two (2) placements: on March 1, 2006, the Company received a qualified subscription for 4,000,000 shares of our common stock at a purchase price of $0.25 per share of total proceeds equal to $1,000,000. On March 29, 2006, the Company received qualified subscriptions for 1,175,000 shares of our common stock at a purchase price of $0.40 per share for total proceeds equal to $470,000, plus warrant coverage equal to one hundred percent (100%) of the total number of shares subscribed for at $1.00 per share.