Form 10-Q
period 2006-03-31
SAMARITAN PHARMACEUTICALS INC
filed 2006-05-15
CIK 1057377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31 2006

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from ____________to____________

                        Commission File Number 000-26775
                         SAMARITAN PHARMACEUTICALS, INC.
               (Exact name of registrant as specified in charter)

                 Nevada                                 88-0431538
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      Incorporation or organization)

 101 Convention Center Drive, Suite 310
         Las Vegas, Nevada                                      89109
(Address of principal executive offices)                        (Zip)

                                  702-735-7001
                 Issuer's telephone number, including area code



Former Name, Former Address and Former Fiscal Year, if changed Since Last Report



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes[x] No[ ]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [x]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                  Yes[x] No[ ]

The number of shares of common stock issued and outstanding as of May 11, 2006 was 142,221,315.

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION
                                                                        Page No.
Item 1.  Consolidated Financial Statements:

Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005...  3

Consolidated Statements of Operations for the period from Inception
 (September 5, 1994) to March 31, 2006, and for the Three (3) Months
 Ended March 31, 2006 and 2005...........................................  4

Consolidated Statements of Shareholder's Equity (Deficit) for
the period from Inception (September 5, 1994) to March 31, 2006..........  5

Consolidated Statements of Cash Flow for the period from Inception
 (September 5, 1994) to March 31, 2006 and for the Three (3) Months
 Ended March 31, 2006 and 2005...........................................  6

Notes to Interim Financial Statements....................................  7

Item 2.  Management's Discussion and Analysis and Plan of Operation...... 12

Item 3.  Controls and Procedures......................................... 17

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................... 17

Item 1A. Risk Factors.................................................... 18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..... 25

Item 3.  Defaults Upon Senior Securities................................. 25

Item 4.  Submission of Matters to a Vote of Security Holders............. 25

Item 5.  Other Information............................................... 25

Item 6.  Exhibits........................................................ 25

Signatures

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
        As of March 31, 2006 (unaudited) and December 31, 2005 (audited)

                                     ASSETS

                                                                      3/31/2006           12/31/2005
                                                                 ------------------    ----------------
CURRENT ASSETS:
      Cash and cash equivalents                                  $       2,510,104     $       456,463
      Grants receivable                                                          -              51,117
      Marketable securities                                                      -             496,068
      Note receivable                                                      250,000             250,000
      Interest receivable                                                   48,493              42,861
      Prepaid expenses                                                      38,132              10,587
                                                                 ------------------    ----------------
             TOTAL CURRENT ASSETS                                        2,846,729           1,307,096

PROPERTY AND EQUIPMENT                                                     187,923             206,803
                                                                 ------------------    ----------------

OTHER ASSETS:
      Patent registration costs                                            691,973             700,798
      Purchased  technology rights                                          17,259              19,983
      Organization costs-Samaritan Europe                                    4,453                   -
      Deposits                                                               2,779               2,779
                                                                 ------------------    ----------------
             TOTAL OTHER ASSETS                                            716,464             723,560
                                                                 ------------------    ----------------

                                                                 $       3,751,116     $     2,237,459
                                                                 ==================    ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                           $         146,058     $       267,945
      Accrued officers' salaries                                           399,662             247,856
      Common stock to be issued                                          1,300,000              46,259
                                                                 ------------------    ----------------
             TOTAL CURRENT LIABILITIES                                   1,845,720             562,060
                                                                 ------------------    ----------------

SHAREHOLDERS'  EQUITY:
      Preferred stock, 5,000,000 shares authorized at $.001
             par value,  -0- issued and outstanding                              -                   -
      Common stock, 250,000,000 shares authorized at $.001
             par value,  141,155,238 and 136,866,274 issued
             and outstanding                                               141,155             136,866
      Additional paid-in capital                                        36,972,263          35,589,683
      Deferred compensation                                                 (7,400)            (40,034)
      Treasury stock                                                      (250,248)           (250,248)
      Accumulated other comprehensive income                               (20,420)            (24,472)
      Accumulated deficit during development stage                     (34,929,954)        (33,736,396)
                                                                 ------------------    ----------------
             TOTAL SHAREHOLDERS' EQUITY                                  1,905,396           1,675,399
                                                                 ------------------    ----------------

                                                                 $       3,751,116     $     2,237,459
                                                                 ==================    ================



   See accompanying notes to the consolidated financial statements (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                                   (UNAUDITED)
              FROM INCEPTION (SEPTEMBER 5, 1994) TO MARCH 31, 2006
               AND FOR THE QUARTERS ENDED MARCH 31, 2006 AND 2005





                                                              From
                                                           Inception
                                                           (09/05/94)             Three months ended March 31,
                                                               To               ----------------------------------
                                                         March 31, 2006              2006               2005
                                                      ---------------------     ---------------    ---------------
REVENUES:
Consulting                                            $            300,000      $            -     $            -
Government research grants                                         278,640              21,793                  -
                                                      ---------------------     ---------------    ---------------
                                                                   578,640              21,793                  -
                                                      ---------------------     ---------------    ---------------

EXPENSES:

Research and development                                        10,328,990             589,219            727,097
Interest, net                                                      (55,699)             (8,954)           (17,018)
General and administrative                                      24,320,536             597,138            544,183
Depreciation and amortization                                    1,280,736              34,787              7,294
Other (income)loss                                                (365,970)              3,160                  -
                                                      ---------------------     ---------------    ---------------
                                                                35,508,593           1,215,350          1,261,556
                                                      ---------------------     ---------------    ---------------

NET LOSS                                                       (34,929,954)         (1,193,558)        (1,261,556)

Other Comprehensive Income (loss)
Unrealized loss on marketable securities                                 -               3,933                883
Foreign currency translation adjustment                            (20,420)                120             (5,624)
                                                      ---------------------     ---------------    ---------------
Total Comprehensive loss                              $        (34,950,374)     $   (1,189,505)    $   (1,266,297)
                                                      =====================     ===============    ===============


Loss per share, basic  and diluted                    $              (0.79)     $        (0.01)    $        (0.01)
                                                      =====================     ===============    ===============

Weighted average number of shares outstanding:

                                Basic and diluted               43,993,716         137,246,545        132,439,600
                                                      =====================     ===============    ===============


   See accompanying notes to the consolidated financial statements (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                   (UNAUDITED)
              FROM INCEPTION (SEPTEMBER 5, 1994) TO March 31, 2006


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



         See accompanying notes to the consolidated financial statements


                                                              Shares
                                   Number       Par Value    Reserved     Additional
                                     of          Common         for         Paid in
                                   Shares         Stock      Conversion     Capital       Warrants
                                -------------   ----------   ----------   ------------   -----------
Shares issued for cash, net of
 offering cost                     6,497,088        6,497            -      1,257,758             -
Shares issued as compensation      9,162,197        9,162            -      1,558,599             -
Shares issued for previously
 purchased shares                    342,607          342            -        188,208             -
Shares issued in cancellation
 of accounts payable                 200,000          200            -         68,880             -
Amortization of deferred
 compensation                              -            -            -              -             -
Stock options issued for
 services                                  -            -            -        439,544             -
Net loss                                   -            -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------
December 31, 2001                 37,736,699        37,736            -     12,903,173             -


Shares issued for cash, net of
 offering costs                   18,657,500        18,658            -      2,077,641             -
Shares issued as compensation      3,840,525         3,841            -      1,044,185             -
Shares issued for previously
 purchased shares                     50,000            50            -          4,950             -
Shares issued in cancellation
 of accounts payable               4,265,184         4,265            -        539,291             -
Amortization of deferred
 compensation                              -             -            -              -             -
Shares issued in cancellation
 of notes payable                          -             -            -              -             -
Stock options issued for
  services                                 -             -            -        225,000             -
Net loss                                   -             -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------
December 31, 2002                 64,549,908        64,550            -     16,794,240             -


Shares issued for cash, net of
 offering costs                   17,493,664        17,493            -      2,392,296             -
Shares issued as compensation      4,062,833         4,063            -        549,779             -
Shares issued for previously
 purchased shares                  1,160,714         1,161            -        161,339             -
Shares issued in cancellation
 of accounts payable and
 accrued compensation              9,615,870         9,616            -      3,448,950             -
Shares issued in cancellation
of notes payable                           -             -            -              -             -
Shares issued in connection
 with equity financing             3,125,000         3,125            -         (3,125)            -
Exercise of stock options          7,770,892         7,771            -      1,112,077             -
Shares reacquired in settlement
 of judgement                     (1,564,048)       (1,564)           -        251,812             -
Stock options issued for
 services                                  -             -            -        145,000             -
Net loss                                   -             -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------
December 31, 2003                106,214,833       106,214            -     24,852,369             -


Shares issued for cash, net
 of offering costs                11,426,733        11,427            -      4,289,511             -
Shares issued as compensation,
expensed                           2,081,249         2,081            -      1,788,397             -
Amortization of deferred
compensation                               -             -            -              -             -
Shares issued for previously
 purchased shares                     83,332            83            -         12,417             -
Exercise of stock options         16,950,468        16,951            -      4,841,869             -
Exercise of warrants                 635,000           635            -        449,365             -
Shares issued in connection
 with equity financing             8,758,240         8,758            -      3,091,243             -
Stock retired in settlement of
 subscriptions receivable        (13,869,656)      (13,870)           -     (5,964,798)            -
Shares reacquired in settlement
of judgement                        (250,000)         (250)           -       (231,100)            -
Stock options issued for services          -             -            -        567,771             -
Other comprehensive income (loss)          -             -            -              -             -
Net Loss                                   -             -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------
December 31, 2004                132,030,199       132,030            -     33,697,043             -


Shares issued as compensation,
expensed                             398,900           399            -        196,785             -
Amortization of deferred
compensation                               -             -            -              -             -
Exercise of stock options            170,000           170            -         31,330             -
Shares issued in connection
with equity financing              4,267,175         4,267            -      1,599,473             -
Stock options issued for services          -             -            -         65,052             -
Other comprehensive income (loss)          -             -            -              -             -
Net loss                                   -             -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------
December 31, 2005                136,866,274       136,866            -     35,589,683             -


Shares issued as compensation,
expensed                                   -             -            -              -             -
Amortization of deferred
compensation                               -             -            -              -             -
Exercise of stock options                  -             -            -              -             -
Shares issued in connection
with equity financing              4,288,964         4,289            -      1,370,484             -
Stock options issued for
services                                   -             -            -         12,096             -
Other comprehensive income (loss)          -             -            -              -             -
Net loss                                   -             -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------
March 31, 2006 (Unaudited)       141,155,238     $ 141,155    $       -    $36,972,263    $        -
                                 ============    ==========   ==========   ============   ===========




         See accompanying notes to the consolidated financial statements



                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STATE COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

              FROM INCEPTION (SEPTEMBER 5, 1994) TO March 31, 2006


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



         See accompanying notes to the consolidated financial statements



                                               Accumulated
                                                  Other          Stock                                       Total
                                    Deferred    Comprehensive Subscriptions  Treasury    Accumulated     Shareholders'
                                   Compensation   Income      Receivable     Shares       Deficit          Deficit
                                  ------------- ------------ ------------  -----------  -------------   ---------------
Shares issued for cash, net
 of offering costs                          -             -            -            -              -         1,264,255
Shares issued as compensation        (230,512)            -            -            -              -         1,337,249
Shares issued for previously
 purchased shares                           -             -            -            -              -           188,550
Shares issued in cancellation
 of accounts payable                        -             -            -            -              -            69,080
Amortization of deferred
  compensation                        495,036             -            -            -              -           495,036
Stock options issued for
 services                                   -             -            -            -              -           439,544
Net loss                                    -             -            -            -     (4,079,806)       (4,079,806)
                                   ----------- ------------- ------------  -----------  -------------   ---------------
December 31, 2001                    (495,036)            -            -            -    (13,736,792)       (1,290,919)


Shares issued for cash, net
 of offering costs                          -             -            -            -              -         2,096,299
Shares issued as compensation               -             -            -            -              -         1,048,026
Shares issued for previously
 purchased shares                           -             -            -            -              -             5,000
Shares issued in cancellation
 of accounts payable                        -             -            -            -              -           543,556
Amortization of deferred
 compensation                         495,036             -            -            -              -           495,036
Shares issued in cancellation
 of notes payable                           -             -            -            -              -                 -
Stock options issued for
 services                                   -             -            -            -              -           225,000
Net loss                                    -             -            -            -     (4,057,153)       (4,057,153)
                                   ----------- ------------- ------------  -----------  -------------   ---------------
December 31, 2002                           -             -            -            -    (17,793,945)         (935,155)


Shares issued for cash, net of
 offering costs                             -             -            -            -              -         2,409,789
Shares issued as compensation               -             -            -            -              -           553,842
Shares issued for previously
 purchased shares                           -             -            -            -              -           162,500
Shares issued in cancellation
 of accounts payable and
 accrued compensation                       -             -            -            -              -         3,458,566
Shares issued in cancellation
 of notes payable                           -             -            -            -              -                 -
Shares issued in connection
 with equity financing                      -             -            -            -              -                 -
Exercise of stock options                   -             -   (1,119,848)           -              -                 -
Shares reacquired in settlement
 of judgement                               -             -            -     (250,248)             -                 -
Stock options issued for
 services                                   -             -            -            -              -           145,000
Net loss                                    -             -            -            -     (5,520,531)       (5,520,531)
                                   ----------- ------------- ------------  -----------  -------------   ---------------
December 31, 2003                           -             -   (1,119,848)    (250,248)   (23,314,476)          274,011


Shares issued for cash, net
 of offering costs                          -             -           -            -              -          4,300,938
Shares issued as compensation,
expensed                             (544,416)            -           -            -              -          1,246,062
Amortization of deferred
compensation                          240,000             -           -            -              -            240,000
Shares issued for previously
 purchased shares                           -             -           -            -              -             12,500
Exercise of stock options                   -             -  (4,858,820)           -              -                  -
Exercise of warrants                        -             -           -            -              -            450,000
Shares issued in connection
 with equity financing                      -             -           -            -              -          3,100,001
Stock retired in settlement of
 subscriptions receivable                   -             -   5,978,668            -              -                  -
Shares reacquired in settlement
of judgement                                -             -           -            -              -           (231,350)
Stock options issued for services           -             -           -            -              -            567,771
Other comprehensive income (loss)           -       (16,580)          -            -              -            (16,580)
Net Loss                                    -             -           -            -     (4,864,361)        (4,864,361)
                                  ------------ ------------- -----------   ----------   ------------   ----------------
December 31, 2004                    (304,416)      (16,580)          -     (250,248)   (28,178,837)         5,078,992

Shares issued as compensation,
expensed                             (128,034)           -            -            -              -             69,150
Amortization of deferred
compensation                          392,416            -            -            -              -            392,416
Exercise of stock options                   -            -            -            -              -             31,500
Shares issued in connection
with equity financing                       -            -            -            -              -          1,603,740
Stock options issued for services           -            -            -            -              -             65,052
Other comprehensive income (loss)           -       (7,892)           -            -              -             (7,892)
Net loss                                    -            -            -            -     (5,557,559)        (5,557,559)
                                  ------------ ------------  -----------   ----------   ------------   ----------------
December 31, 2005                     (40,034)     (24,472)           -     (250,248)   (33,736,396)         1,675,399


Shares issued as compensation,
expensed                                    -            -            -            -              -                  -
Amortization of deferred
compensation                           32,634            -            -            -              -             32,634
Exercise of stock options                   -            -            -            -              -                  -
Shares issued in connection
with equity financing                       -            -            -            -              -          1,374,773
Stock options issued for
services                                    -            -            -            -              -             12,096
Other comprehensive income (loss)           -        4,053            -            -              -              4,053
Net loss                                    -            -            -            -     (1,193,558)        (1,193,558)
                                  ------------ ------------  -----------   ----------   ------------   ----------------
March 31, 2006 (Unaudited)        $    (7,400) $   (20,420)  $        -    $(250,248)  $(34,929,954)         1,905,396
                                  ============ ============  ===========   ==========   ============   ================


         See accompanying notes to the consolidated financial statements

                         SAMARITAN PHARMACEUTICALS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          (UNAUDITED)
             FROM INCEPTION (SEPTEMBER 5, 1994) AND FOR THE QUARTERS
                          ENDED MARCH 31, 2006 AND 2005


                                                                 From
                                                              Inception
                                                         (September 5, 1994)               Three Months Ended March 31,
                                                                  To            --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                       MARCH 31, 2006                   2006                  2005
                                                        ---------------------   --------------------------------------------
Net loss                                                $        (34,929,954)   $         (1,193,558)   $        (1,261,556)
Adjustments to reconcile net loss to net cash used in
    operating activities:
             Depreciation and amortization                         1,280,736                  34,787                  7,294
             Stock based compensation                              9,659,280                       -                      -
             Stock options issued for services                     1,454,463                  12,096                 48,900
             Amortization of deferred compensation                 1,655,122                  32,634                 76,104
             Foreign currency loss                                   (20,420)                    120                 (5,624)
             (Gains) losses on disposition of assets                       -                   3,160
             Other income                                           (231,350)                      -                      -
(Increase) decrease in assets:
             Accounts receivable                                           -                  51,117                      -
             Interest receivable and prepaids                        (99,865)                (33,177)                (7,925)
             Deposits                                                 12,941                       -                      -
Increase (decrease) in liabilities:
             Accounts payable and accrued expenses                 2,406,534                  29,919                 27,501
                                                        ---------------------     -------------------     ------------------

NET CASH USED IN OPERATING ACTIVITIES                            (18,812,513)             (1,062,902)            (1,115,306)
                                                        ---------------------     -------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of technology                                              (108,969)                      -                      -
Purchase of furniture and equipment                                 (340,620)                 (2,124)                (9,488)
Organization costs, Samaritan-Europe                                  (4,687)                 (4,687)                     -
Note receivable                                                     (250,000)                      -                      -
(Purchase) liquidation of marketable securities                            -                 496,840                      -
Patent registration costs                                           (746,486)                 (2,000)               (33,440)
                                                        ---------------------     -------------------     ------------------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES               (1,450,762)                488,029                (42,928)
                                                        ---------------------     -------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants/options                                       638,625                       -                      -
Proceeds from debentures                                             642,120                       -                      -
Proceeds from stock issued for cash                               12,583,569                       -                      -
Proceeds from equity financing                                     6,032,256               1,328,514              1,000,000
Common stock to be issued                                          1,552,309               1,300,000                      -
Short-term loan repayments                                          (288,422)                      -                      -
Short-term loan proceeds                                           1,612,922                       -                      -
                                                        ---------------------     -------------------     ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         22,773,379               2,628,514              1,000,000
                                                        ---------------------     -------------------     ------------------



INCREASE (DECREASE) IN CASH                                        2,510,104               2,053,641               (158,234)
CASH AT BEGINNING OF PERIOD                                                -                 456,463              2,438,451
                                                        ---------------------     -------------------     ------------------

CASH AT END OF PERIOD                                   $          2,510,104      $        2,510,104      $       2,280,217
                                                        =====================     ===================     ==================

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                           $                  -      $              150                    150

NON-CASH FINANCING & INVESTING ACTIVITIES:

Purchase of net, non-cash assets of  subsidiary
     for stock                                          $            195,000      $                -      $               -
Short-term debt retired through issuance
    of stock                                            $          1,890,695      $                -      $               -
Issuance of common stock, previously subscribed         $            226,259      $           46,259      $               -
Treasury stock acquired through settlement
of judgement                                            $            250,248      $                -      $               -
Stock subscriptions receivable                          $          1,119,848      $                -      $               -
Stock received in settlement                            $           (231,350)     $                -      $               -
Stock as compensation for services                      $          6,533,527      $                -      $               -
Stock issued in cancellation of accounts payable        $          4,248,938      $                -      $               -
Exercise of stock options                               $          4,858,820      $                -      $               -



   See accompanying notes to the consolidated financial statements (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2006


Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required for annual financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2005, included in the Form 10-K for the year then ended.


In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to fairly present the Company's financial position as of March 31, 2006, and the results of operations and cash flows for the three (3) month period ending March 31, 2006 have been included. The results of operations for the three (3) month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K as filed with the U.S. Securities and Exchange Commission on April 13, 2006 for the year ended December 31, 2005.


Note 2.  Summary of Significant Accounting Policies


                                     General


Samaritan Pharmaceuticals, Inc. (the Company) was formed in September 1994 and became public in October 1997. The principle executive offices are located in Las Vegas, Nevada.

Samaritan Pharmaceuticals, Inc. trades on the American Stock Exchange under the symbol "LIV."

Samaritan Pharmaceuticals, Inc. is working to ensure a longer and better life for patients suffering with AIDS, Alzheimer's, cancer and cardiovascular disease. Samaritan is a pipeline-driven biopharmaceutical company with a clear focus on advancing early stage innovative drugs through clinical development, with the ultimate goal of bringing novel therapeutics and diagnostic products to market.


                             Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All inter-company balances and transactions have been eliminated in consolidation.


                                Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three (3) months or less to be cash equivalents.

The Company maintains its cash in bank accounts at high credit quality financial institutions. The balances at times may exceed federally insured limits.

                               Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. The Company recognizes revenue when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and the ability to collect on the final agreement is reasonably assured. Government research revenue, consisting of grant income was recognized when the qualifying expenditure was incurred.


                             Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets.


                                   Intangibles


a) Legal fees associated with filing patents are recorded at cost and amortized over 17 years. The Company has one (1) issued U.S. patent and thirteen (13) pending patent applications in the U.S. to protect its proprietary methods and processes. The Company also filed corresponding foreign patent applications for certain of these U.S. patent applications. As of March 31, 2005, its patent portfolio outside the U.S. comprised of two (2) issued patents and fifty-two
(52) pending patent applications. The issued U.S. patents and pending patent applications relate to Alzheimer's, cancer, cardiovascular and HIV indications. Certain U.S. patents may be eligible for patent term extensions under the Hatch-Waxman Act and may be available to Samaritan for the lost opportunity to market and sell the invention during the regulatory review process.


The Company reviews patent costs for impairment by comparing the carrying value of the patents with the fair market value. The Company believes it will recover the full amount of the patent costs based on forecasts of sales of the products related to the patents. Patent registration costs are amortized over seventeen
(17) years once approved. Patent amortization expense was $10,825 and $0 for the three months ended March 31, 2006 and 2005, respectively. Expected amortization projected for the next five years is as follows:

                -------------    -----------
                     2006          $41,233
                -------------    -----------
                     2007          $38,798
                -------------    -----------
                     2008          $36,516
                -------------    -----------
                     2009          $34,638
                -------------    -----------
                    2010           $32,347
                -------------    -----------

b) Purchased technology rights are recorded at cost and are being amortized using the straight line method over the estimated useful life of the technology. Amortization was approximately $2,724 for the three months ended March 31, 2006 and $2,724 for the three months ended March 31, 2005. Accumulated amortization at March 31, 2006 and December 31, 2005 was $91,710 and $88,986, respectively. Amortization expense associated with these technology rights in the future will be $10,896 for 2006 and $9,087 for 2007.


                                 Loss Per Share

The Company reports loss per common share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." The per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock have not been included, as the effect would be antidilutive. The Company had 23,721,018 options outstanding at March 31, 2006, which were not included in the calculation.

                                Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


                                  Income Taxes

Pursuant to the Statement of Financial Accounting Standards, No. 109 (SFAS 109) "Accounting for Income Taxes," the Company accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates, which will be in effect when these differences reverse.


                         Research and Development Costs

Research and development costs are expensed when incurred. Research and development costs for the three (3) months ended March 31, 2006 and 2005, were $589,219 and $727,097, respectively.


                         Impairment of Long-Lived Assets


The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change, such that there is an indication that the carrying amounts may not be recovered. At March 31, 2006 the Company does not believe any impairment has occurred.


                       Fair Value of Financial Instruments

Statement of Financial Accounting Standard No.107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107) requires the disclosure of fair value information about financial instruments whether or not recognized on the balance sheet, for which it is practicable to estimate the value. Where quoted, market prices are not readily available, fair values are based on quoted market prices of comparable instruments. The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments.


                              Marketable Securities

At December 31, 2005, the Company held a brokered Certificate of Deposit with a total market value of $496,068. It originally cost $500,000. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of, "Accumulated Other Comprehensive Loss in Shareholder's Equity." Realized gains and losses will be determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. During the first quarter of 2006, Samaritan sold the brokered Certificate of Deposit. As of March 31, 2006, the company does not hold any brokered Certificate of Deposits.


                          Foreign Currency Translation


Assets and liabilities of subsidiaries operating in foreign countries are translated into U.S. dollars, using the exchange rate in effect at the balance sheet date of historical rate, as applicable. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in stockholders equity (Accumulated other comprehensive loss), while gains and losses resulting from foreign currency transactions are included in operations.


                         Accrued Officers' Compensation


Accrued officer's compensation consists of the unpaid portion of the respective officer's contract salary.


                            Common Stock To Be Issued


Unissued stock consists of proceeds received by year-end or period-end for stock yet to be issued. Such amounts were or will be retired through the issuance of shares subsequent to the balance sheet date.

                            Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or (SAB 107). SAB 107 expresses views of the staff regarding interaction between SFAS No. 123(R) and certain SEC rules and regulations It also provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of the grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.


                          New Accounting Pronouncements


In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing an embedded derivative requiring bifurcation; d) clarifies concentrations of credit risk in the form of subordination are not embedded derivatives; and e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.


In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity using derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity may elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Note 3.  Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have been reported as follows:

                                               Three (3)        Three (3)
                                             Months Ended     Months Ended
                                            March 31, 2006   March 31, 2005
                                            --------------   --------------
Net Loss:
  As reported                               $(1,193,558)     $(1,261,556)
  Pro Forma                                 $(1,193,558)     $(1,261,556)
Basic and diluted loss per common share:
  As reported                               $     (0.01)     $     (0.01)
  Pro Forma                                 $     (0.01)     $     (0.01)


The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options with the following assumptions used for grants during the three months ended March 31, 2006 and 2005. The per-share weighted average fair value of stock options granted during the three months ended March 31, 2006 and 2005 was $0.27 and $0.15, respectively. On the date of grant, using the Black-Scholes pricing model, the following assumptions were used for the three (3) months ended March 31, 2006:

                                               Three (3)        Three (3)
                                             Months Ended     Months Ended
                                            March 31, 2006   March 31, 2005
                                            --------------   --------------
Expected dividend yield                                 0%               0%
Risk-free interest rate                                 5%               5%
Quarterly volatility                                   80%              31%


At March 31, 2006, the range of exercise price for all of the Company's outstanding stock options was $0.10 to $1.26, with an average remaining life of seven (7) years and an average exercise price of $0.60.

                                  Stock Options

The following table summarizes the Company's stock options outstanding at March 31, 2006:


                                                                                  Weighted
                                                                                  average
                                                                    Shares      exercise price
                                                                 -----------    --------------
       Outstanding and exercisable at December 31, 2005          23,856,018     $        0.60
        Granted                                                      45,000              0.40
        Exercised                                                         -                 -
        Expired                                                    (180,000)            (1.36)
                                                                 -----------    --------------
       Outstanding and exercisable at March 31, 2006             23,721,018     $        0.60
                                                                 ===========    ==============

During the three months ended March 31, 2006, the Company issued 45,000 stock options for services rendered. The options were valued using the Black-Scholes option pricing. They were valued at $12,096 which was expensed in the three months ended March 31, 2006.

Note 4.  Shareholder's Equity


                  Stock as Compensation and Settlement Of Debt

The Company issues stock as compensation for services valuing such issues premised upon the fair market value of the stock.

During the three (3) months ended March 31, 2006 and the year ended December 31, 2005, the Company also issued 4,288,964 and 4,267,175 shares, respectively, in connection with the common stock purchase agreement with Fusion Capital. The gross proceeds for these shares were $1,374,773 and $1,603,740, respectively, for the three months ended March 31, 2006 and the year ended December 21, 2005.


                            Authorized Capital Stock

The Company has 250,000,000 authorized shares of common stock and 5,000,000 authorized shares of preferred stock.


Note 5.  Subsequent Events

The Company also completed the following two (2) private placements: On March 1, 2006, the Company received a qualified subscription for 4,000,000 shares of common stock at a purchase price of $0.25 per share for total proceeds equal to $1,000,000. As of May 9, 2006, the Company received qualified subscriptions for 1,612,500 shares of common stock at a purchase price of $0.40 per share for total proceeds equal to $645,000, plus warrant coverage equal to one hundred percent (100%) of the total number of shares subscribed for at $1.00 per share. On May 12, 2006, the American Stock Exchange approved the Company's additional listing application for the above transactions.

On April 26, 2006, the Company issued 200,000 shares of Common Stock at a price of $0.20 per share upon the exercise of stock options.

On May 03, 2006, the Company issued 225,926 shares of Common Stock at a price of $0.20 per share upon the exercise of stock options

On May 03, 2006, the Company issued 25,000 shares of Common Stock at a price of $0.18 per share upon the exercise of stock options.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Introduction - Forward Looking Statements

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the Reform Act), Samaritan Pharmaceuticals, Inc., (the Company or Samaritan) is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made herein. Any statements expressing, or involving discussions as to expectations, beliefs, plans, objectives, assumptions of future events or performance are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on Samaritan's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in documents filed by Samaritan with the U.S. Securities and Exchange Commission (SEC). Many of these factors are beyond Samaritan's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties,there can be no assurance the results anticipated in the forward-looking information contained in this report will, in fact, occur.

Any forward-looking statement speaks only to the date on which such statement is made, and Samaritan undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Nor can management assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

General

 The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements (unaudited) and the Notes included herein. The information contained below includes statements of Samaritan's or management's beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements.


Overview

         Samaritan Pharmaceuticals, Inc. is a small cap biopharmaceutical company focused on the development of novel therapeutic and diagnostic products. We have devoted substantially all of our resources to undertaking drug discovery and development programs.

         The majority of our resources have been expended in the pursuit of Food and Drug Administration (FDA) required preclinical studies and Phase II/III clinical trials for Samaritan's HIV drug, SP-01A (Sphirewall), an oral entry inhibitor. In a previous Phase I/II study, SP-01A was observed to significantly lower the amount of HIV in the blood, improve quality of life (how well subjects have felt), have a favorable safety profile (minimal side effects) and be well-tolerated. Moreover, in vitro testing of SP-01A: (a) demonstrated comparable or greater efficacy than currently approved anti-HIV drugs in preventing HIV virus replication; (b) was observed to have minimal toxic effect on human cells; and (c) demonstrated significant efficacy in preventing virus replication of HIV virus strains resisting currently approved anti-HIV treatments. The goal of our SP-01A monotherapy study, which is currently recruiting patients, is to look further at the dose response, efficacy and safety of SP-01A as monotherapy, given as a capsule to be swallowed, in the treatment of HIV-infected subjects.

         In addition, and at the same time, Samaritan has devoted major resources to its Alzheimer's technology, which features: (a) three (3) therapeutics: SP-04, SP-08 and SP-233; (b) two (2) stem cell, neuron differentiation therapies:
 SP-sc4 and SP-sc7; (c) a predictive Alzheimer's diagnostic; and (d) an Alzheimer's animal model. Samaritan has also devoted resources to its cancer drug, SP-C007, a breast cancer diagnostic and its cholesterol recognition peptide, which plays a role in transforming and binding LDL cholesterol while subsequently raising HDL.

         Samaritan has established its European headquarters in Athens, Greece, which we believe will allow access to the markets of Eastern Europe, Asia and Africa, regions with a high proportion of HIV patients and a target population for our most advanced drug, SP-01A. Samaritan Pharmaceuticals Europe ("Samaritan Europe") is currently seeking to build a sales and marketing infrastructure through distribution agreements for niche, high valued products from other companies in the fields of HIV/infectious diseases, CNS, cancer/oncology and cardiovascular diseases for the normally undeveloped regions of Greece, Bulgaria, Romania, Croatia, Serbia, Bosnia and Slovenia. Samaritan Pharmaceuticals Europe: (a) has established a manufacturing arm in Ireland with Pharmaplaz, LTD; (b) plans to develop its pipeline of drugs through clinical trials in preparation for European approval; (c) plans to increase its university research collaborations and (d) plans to apply for applicable European grants.

Plan and Results of Operations

         We have used the proceeds from private placement of our capital stock, primarily to expand our preclinical and clinical efforts, as well as for general working capital. At this time, we are beginning to commit additional resources to the development of SP-01A, as well as for the development of our other drugs.

         Additional details regarding the human trials and INDs the Company plans to file may be found in the section entitled "Description of Business" in the Company's Annual Report on Form 10-K filed with the SEC on April 13, 2006 for the fiscal year ended December 31, 2005.


Results of Operations For The Three (3) Months Ended March 31, 2006 As Compared To The Three (3) Months Ended March 31, 2005

         During the quarter ended March 31, 2006, we incurred research expenditures pursuant to a grant received from the U.S. Department of Health and Human Services. We recognized grant revenue of $21,793, the extent of such qualifying expenditures.

         We incurred research and development expenses of $589,219 for the quarter ended March 31, 2006, as compared to $727,097 for the quarter ended March 31, 2005. This decrease of $137,878, or nineteen percent (19%), was primarily attributable to fluctuations and timing of the costs associated with our Phase IIb HIV clinical trial. We expect research and development expenditures relating to drug discovery and development will increase during the remainder of the 2006 and into subsequent years due to the expanding requirements of FDA clinical trials: (a) for our HIV drug program; (b) our Alzheimer's drug program; (c) the initiation of trials for other potential indications; and (d) additional study expenditures for potential pharmaceutical candidates. Research and development expenses may fluctuate from period to period, depending upon the stage of certain projects and the level of preclinical testing and clinical trial-related activities.

         General and administrative expenses increased to $597,138 for the quarter ended March 31, 2006, as compared to $544,183 for the quarter ended March 31, 2005. This increase of $52,955, or ten percent (10%), was primarily attributable to an increase in cost of administrative, professional fees, accounting, and legal personnel at Samaritan Europe to support the Company's products for sales and marketing in Eastern Europe.

         Depreciation and amortization amounted to $34,787 for the quarter ended March 31, 2006, as compared to $7,294 for the quarter ended March 31, 2005. This increase of $27,493, or three-hundred seventy-seven percent (377%), was primarily attributable to depreciation of research equipment purchased during the second quarter of 2005 and the inception of amortization on approved patents later in 2005.

         Net interest income amounted to $(8,954) and $(17,018) for the three
(3) months ended March 31, 2006 and 2005, respectively. The credit balance in the interest expense account is attributable to offsetting interest earned from holding our cash in marketable securities and certificates of deposits. Interest income was $8,960 and $17,168, for the three (3) months ended March 31, 2006 and 2005, respectively. Interest expense was $7 and $150, for the three (3) months ended March 31, 2006 and 2005, respectively.

         We had a net loss of $1,193,558 for the quarter ended March 31, 2006, as compared to $1,261,556 for the quarter ended March 31, 2005. The loss per share for both quarterly periods was $0.01 per share. The decreased net loss of $67,998 relates primarily to decreased research expenditures and grant income, offset by increases in general, administrative, and depreciation expenses.

         The net loss since our inception on September 5, 1994 through March 31, 2006 was $34,929,954. We expect losses to continue for the near future, and such losses will likely increase as human clinical trials are undertaken in the United States. Future profitability will be dependent upon our ability to complete the development of our pharmaceutical products, obtain necessary regulatory approvals and effectively market such products. In addition, future profitability will require the Company to establish agreements with other parties for clinical testing, manufacturing, commercialization and sale of its products.

         As of March 31, 2006, the Company's cash position was $2,510,104. We are our continuing efforts to raise additional capital and to execute our research and development plans. Even if we are successful in raising sufficient money to carry out these plans, additional clinical development is necessary to bring our products to market, which will require a significant amount of additional capital.


Liquidity and Capital Resources

         Cash used in operating activities during the three (3) month period ended March 31, 2006 was $(1,062,902), as compared to $(1,115,306) for the three
(3) month period ended March 31, 2005. This decrease is primarily attributable to fluctuations and timing of the cost with our Phase IIb HIV clinical trial.

         Cash provided by investing activities was $488,029 for the three (3) month period ended March 31, 2006, as compared to cash used of $(42,928) for the three (3) month period ended March 31, 2005. During the quarter ended March 31, 2006, we liquidated a certificate of deposit which provided the proceeds.

         Cash provided by financing activities was $2,628,514 for the three (3) month period ended March 31, 2006, as compared to $1,000,000 for the three (3) month period ended March 31, 2005, an increase of $1,628,514. This year's results include proceeds of $1,300,000 from private placements (received but not issued by March 31, 2006), which is not the case for the same period of 2005 when no private placements were conducted. The increase was due to proceeds from the equity financing agreement.

         Current assets as of March 31, 2006 were $2,846,729 as compared to $1,307,096 as of December 31, 2005. This increase of $1,539,633, or one hundred eighteen percent (118%), was primarily attributable to the receipt of proceeds from the private placement activity fund development stage activities. Augmenting the fund are the increased proceeds received through our equity financing arrangement with Fusion Capital II, LLC ("Fusion Capital"). Current liabilities as of March 31, 2006 were $1,845,720 as compared to $562,060 as of December 31, 2005, a increase of $1,283,660. Because the shares relating to the private placement were not issued, the current liabilities reflect proceeds from the unissued shares.

         On April 22, 2003, the company entered into a common stock purchase agreement ("Purchase Agreement I") with Fusion Capital, pursuant to which Fusion Capital has agreed to purchase shares of our common stock from time to time at the Company's option up to an aggregate amount of $10,000,000. The SEC declared effective the Company's registration statement on Form SB-2, Commission Registration No. 333-105818 on October 9, 2003.



         On May 12, 2005, we entered into a common stock purchase agreement ("Purchase Agreement II") with Fusion Capital, pursuant to which Fusion Capital has agreed to purchase our common stock from time to time, at our option, up to an aggregate amount of $40,000,000 over fifty (50) months commencing on the date the SEC declared effective our registration statement covering the shares of common stock to be purchased by Fusion Capital pursuant to such Purchase Agreement II. On December 29, 2005 (Commission Registration No. 333-130356), the registration statement was declared effective by the SEC. The number of registered, yet not issued shares remaining under that registration statement as of March 31, 2006, was 11,163,416.

         The Company's dependence on raising additional capital will continue, at least, until it is able to commercially market one (1) of its products at significant sales level. Depending on profit margins and other factors, the Company may still need additional funding to continue research and development efforts. The Company's future capital requirements and the adequacy of its financing depend upon numerous factors including: the successful commercialization of the Company's drug candidates, progress in its product development efforts, progress with preclinical studies and clinical trials, the cost and timing of production arrangements, the development of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of its products.

         We do not believe debt financing from financial institutions will be available until at least one (1) of our products is approved for commercial production. To date, none of our proprietary products have reached a commercial stage, and hence, we do not have, nor do we anticipate revenue in the near future. We have been unprofitable since our inception and have incurred significant losses. We will continue to have significant general and administrative expenses, including expenses related to clinical studies, our research collaboration with Georgetown University and patent registration costs. We have funded our operations through a series of private placements and purchase agreements with Fusion Capital, which we believe will assist the Company in meeting its cash needs. Except for our Purchase Agreements with Fusion Capital, no commitment exists for continued investments, or for any underwriting.

         Even with our financing arrangements with Fusion Capital (as discussed above), we may require substantial additional funds to sustain our operations and to grow our business. The amount will depend, among other things, on (a) the rate of progress and cost of our research and product development programs and clinical trial activities; (b) the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights; and (c) the cost of developing manufacturing and marketing capabilities, if we decide to undertake those activities. The clinical development of a therapeutic product is a very expensive and lengthy process which may be expected to utilize $5 to $20 million over a three (3) to six (6) year development cycle. Although we believe we could license the manufacturing and marketing rights to our products in return for up-front licensing and other fees and royalties on any sales, there can be no assurance we will be able to do so in the event we seek to do so. We need to obtain additional funds to develop our therapeutic products and our future access to capital is uncertain. The allocation of limited resources is an ongoing issue for us as we move from research activities into the more costly clinical investigations required to bring therapeutic products to market.

         The extent to which we rely on Fusion Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. Even if we are able to access the full amounts under Purchase Agreements with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans. If we are unable to obtain additional financing, we might be required to delay, scale back or eliminate selected research and product development programs or clinical trials, or be required to license third parties to commercialize products or technologies that we would otherwise undertake ourselves, or cease certain operations all together. However, any of these options might have a material adverse effect upon the Company. If we raise additional funds by issuing equity securities, dilution to stockholders may result, and new investors could have rights superior to existing holders of shares. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would have a material adverse effect on our business, operating results, financial condition and prospects.

         We have been able to meet our cash needs during the past twelve (12) months through a combination of funds received through private placements and funds received under the Purchase Agreement. We intend to continue to explore avenues to obtain the capital needed for our operations through private placements and by the sale of our shares to Fusion Capital.

Quantitative and Qualitative Information About Market Risk

         We do not engage in trading market-risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments likely to expose us to market risk, whether interest rates, foreign currency exchange, commodity price or equity price risk. We have no outstanding debt instruments, have not entered into any forward or future contracts, have purchased no options, and entered into no swaps. We have no credit lines or other borrowing facilities, and do not view ourselves as subject to interest rate fluctuation risk at the present time.



Exchange Risk


         We are a multinational business operating in a number of countries with the U.S. dollar as the primary currency in which we conduct business. The U.S. dollar is used for planning and budgetary purposes and as the presentation currency for financial reporting. We do, however, have costs, assets and liabilities denominated in currencies other than U.S. dollars. Consequently, we may enter into derivative financial instruments to manage our non-U.S. dollar foreign exchange risk. We may use derivative financial instruments primarily to reduce exposures to market fluctuations in foreign exchange rates. We do not enter into derivative financial instruments for trading or speculative purposes. All derivative contracts entered into will be in liquid markets with credit-approved parties. The treasury function operates within strict terms of reference that have been approved by our board of directors (the "Board").


         The U.S. dollar is the base currency against which all identified transactional foreign exchange exposures are managed and hedged. The principal risks to which we are exposed are movements in the exchange rates of the U.S. dollar against the Euro. The main exposures are net costs in Euro arising from a manufacturing and research presence in Ireland, the sourcing of raw materials in European markets and marketing and sales in South Eastern Europe.


Recently Issued Accounting Standards

         In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement: a) permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing an embedded derivative requiring bifurcation; d) clarifies concentrations of credit risk in the form of subordination are not embedded derivatives; and e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements of fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.


         In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and liabilities. This Statement amends Statement 140 to require all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and liabilities at fair value. An entity using derivative instruments to mitigate the risks inherent in servicing assets and liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

         Opinion 20 previously required most voluntary changes in accounting principles be recognized by including in the net income of the period of change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to the prior periods' financial statements of changes in the accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior period presented, this Statement requires the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

         Other accounting standards issued or proposed by the FASB, or other standards-setting bodies, that do not require adoption until a future date, are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 3.  CONTROLS AND PROCEDURES

(A)    Evaluation of Disclosure Controls And Procedures

         As of the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Accounting and Financial Officer have concluded the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Quarterly Report on Form 10-Q.

(B)      Changes in Internal Controls Over Financial Reporting

         In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter covered by this Quarterly Report, the Company's Principal Executive Officer and Principal Accounting and Financial Officer have determined there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are, from time to time, involved in various legal proceedings in the ordinary course of our business. While it is impossible to predict accurately or to determine the eventual outcome of these matters, the Company believes the outcome of these proceedings will not have a material adverse effect on the financial statements of the Company.

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

We Have A Limited Operating History With Significant Losses And Expect Losses To Continue For The Foreseeable Future

         We have yet to establish any history of profitable operations. We had a net loss of $1,193,558 for the quarter ended March 31, 2006, as compared to $1,261,556 for the quarter ended March 31, 2005. The net loss since our inception on September 5, 1994 through March 31, 2006 was $34,929,954. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the near future. Our profitability will require the successful commercialization of one or more of drugs for AIDS, Alzheimer's, Cancer and Cardiovascular disease. No assurances can be given when this will occur or that we will ever be profitable.

We Will Require Additional Financing To Sustain Our Operations And Without It We Will Not Be Able To Continue Operations

         We do not currently have sufficient financial resources to fund our operations. Current assets as of March 31, 2006 were $2,846,729 as compared to $1,307,096 as of December 31, 2005. Therefore, we need additional funds to continue operations.

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

We Have An Accumulated Deficit

         The Company had an accumulated deficit of $34,929,954 as of March 31, 2006. Since the Company presently has no source of revenues and is committed to continuing its product research and development program, significant expenditures and losses will continue until development of new products is completed and such products have been clinically tested, approved by the FDA and successfully marketed. In addition, the Company has funded its operations primarily through the sale of Company securities, its working capital for its product development and other activities. We do not believe that debt financing from financial institutions will be available until at least the time that one of our products is approved for commercial production.

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

The Company Is Not Certain That It Will Be Successful In The Development Of Its Dug Candidates

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Securities Unregistered, were sold by the Company in the first quarter of 2005 under an exemption from registration. These shares of common stock were sold for cash, unless otherwise noted in this section, and were sold in private transactions to persons believed to be of a class of private investors acting on their own comprised of accredited investors (as such term is defined in Regulation D of the SEC) and a limited number of non-accredited investors. All investors, to the best knowledge of the Company, are not affiliated with the Company and purchased the shares with apparent investment intent. The Company relied upon, among other possible exemptions, Section 4(2) of the Securities Act of 1933 (the "Securities Act"), as amended. Its reliance on said exemption was based upon the fact no public solicitation was used by the Company in the offer or sale, and the securities were legended shares, along with a notation at the respective transfer agent, restricting the shares from sale or transfer as is customary with reference to Rule 144 of the Securities Act.

The Company also completed the following two (2) private placements: On March 1, 2006, the Company received a qualified subscription for 4,000,000 shares of common stock at a purchase price of $0.25 per share for total proceeds equal to $1,000,000. As of May 9, 2006, the Company received qualified subscriptions for 1,612,500 shares of common stock at a purchase price of $0.40 per share for total proceeds equal to $645,000, plus warrant coverage equal to one hundred percent (100%) of the total number of shares subscribed for at $1.00 per share.

On April 26, 2006, the Company issued 200,000 shares of Common Stock at a price of $0.20 per share upon the exercise of stock options.

On May 03, 2006, the Company issued 225,926 shares of Common Stock at a price of $0.20 per share upon the exercise of stock options

On May 03, 2006, the Company issued 25,000 shares of Common Stock at a price of $0.18 per share upon the exercise of stock options.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

The Company has formed, by the determination of the Board, an Audit Committee with Independent Director Mr. H. Thomas Winn as Chairman. Mr. Winn is a qualified financial expert, such a term is used in Item 7(d)(3)(iv) of Schedule 14A (240.14a-101 of this chapter) under the Exchange Act of 1934, as amended, (the "Exchange Act"). The Company has also formed a Compensation and Governance Committee, with Independent Director, Ms. Cynthia C. Thompson as Chairman; a
Nomination Committee with Independent Director Mr. Welter Holden as Chairman; and a Science and Technology Advisory Committee with Dr. Vassilios Papadopoulos as Chief Scientist and Key Consultant to the Board. It should also be noted no director or executive officer, key employee or key consultant of the Company has any family relationships with any other director, executive officer, key employee or key consultant of the Company, except Mr. Eugene Boyle, our Chief Financial Officer, is the son of Dr. Janet Greeson.

ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8-K


Listed below are all exhibits filed as part of this Quarterly Report on Form 10-Q. Some exhibits are filed by the Company with the SEC pursuant to Rule 12b-32 under the Exchange Act.

(A) Exhibits:

EXHIBIT NO.               DESCRIPTION                            LOCATION

2.1                       Agreement and Plan of Reorganization   Incorporated by reference to Exhibit 2.1
                                                                 to the Company's Form 10-SB12G as filed
                                                                 with the SEC on July 21, 1999

3.1                       Articles of Incorporation, restated    Incorporated by reference to Exhibit 3.1
                          as last amended June 10,2005           to the Company's Current Report on Form
                                                                 8-K as filed with SEC on July 8, 2005

3.2                       Bylaws, restated as last amended       Incorporated by reference to Exhibit 3.2
                          April 18, 2005                         to the Company's Current Report on Form
                                                                 8-K as filed with the SEC on July 21, 1999

4.1                       Form of Common Stock Certificate       Incorporated by reference to Schedule
                                                                 14-A Information Statement as filed with
                                                                 SEC on April 29, 2005 and approved by the
                                                                 shareholders on June 10, 2005

4.2                       Amended Samaritan Pharmaceuticals,     Incorporated by reference to Exhibit 4.2
                          Inc. 2001 Stock Option Plan            to the Company's Quarterly Report on Form
                                                                 10-QSB as filed with the U.S. Securities

4.3                       Samaritan Pharmaceuticals, Inc. 2005   Incorporated by reference to Schedule
                          Stock Option Plan                      14-A Information Statement as filed with
                                                                 the SEC on April 29, 2005 and approved by
                                                                 the shareholders on June 10, 2005

10.1                      Assignment of Invention, dated         Incorporated by reference to Exhibit 10.1
                          September 6, 2000, by and between      to the Company's Quarterly Report on
                          Linda Johnson and the Company          Form-QSB as filed with the SEC on August
                                                                 14, 2002

10.2                      Assignment of Invention, dated May     Incorporated by reference to Exhibit 10.2
                          14, 2999, by and between Linda         to the Company's Quarterly Report on Form
                          Johnson and Spectrum Pharmaceuticals   10-QSB as filed with the SEC on August
                          Corporation                            14, 2002

10.3                      Assignment of Invention, dated May     Incorporated by reference to Exhibit 10.3
                          22, 1990, by and between Alfred T.     to the Company's Current Report on form
                          Sapse and Spectrum Pharmaceutical      10-QSB as filed with the SEC on April 14,
                          Corporation                            2002

10.4                      Common Stock Purchase Agreement        Incorporated by reference to Exhibit 10.1
                          (Purchase Agreement I), dated April    to the Company's Current Report on Form
                          22, 2003, by and between the Company   8-K as filed with the SEC on April 25,
                          and Fusion Capital Fund II, LLC        2003

10.5                      Registration Rights Agreement, dated   Incorporated by reference to Exhibit 10.2
                          April 22, 2003, by and between the     to the Company's Current Report on Form
                          Company and Fusion Capital Fund II,    8-K as filed with the SEC on April 25,
                          LLC                                    2003

10.6                      Employment Agreement, dated as of      Incorporated by reference to Exhibit 10.6
                          January 1, 2001, by and between        to the Company's Quarterly Report on Form
                          Samaritan Pharmaceuticals, Inc. and    10-QSB as filed with the SEC on August
                          Mr. Thomas Lang                        16, 2004

10.7                      Form of Trust Under Samaritan          Incorporated by reference to Exhibit
                          Pharmaceuticals, Inc. Deferred         10.10 to the Company's Quarterly Report
                          Compensation Plan                      on Form 10-QSB as filed with the U.S.
                                                                 Securities and Exchange Commission on
                                                                 August 14, 2002

10.8                      Employment Agreement, dated as of      Incorporated by reference to Exhibit 10.8
                          June 1, 2004, by and between           to the Company's Quarterly Report on Form
                          Samaritan Pharmaceuticals, Inc. and    10-QSB as filed with the SEC on August
                          Eugene Boyle                           14, 2002

10.9                      Employment Agreement, dated as of      Incorporated by reference to Exhibit 10.9
                          January 1, 2001, by and between        to the Company's Quarterly Report on Form
                          Samaritan Pharmaceuticals, Inc. and    10-QSB as filed with the SEC on August
                          Janet Greeson                          14, 2002

10.10                     Master Clinical Trial and Full Scale   Incorporated by reference to Exhibit
                          Manufacturing Agreement, dated         10.10 to the Company's Quarterly Report
                          October 5, 2004, by and between the    on Form 10-QSB as filed with the SEC on
                          Company and Pharmaplaz, LTD            November 15, 2004

10.11                     Common Stock Purchase Agreement        Incorporated by reference to Exhibit
                          (Purchase Agreement II), dated May     10.11 to the Company's Quarterly Report
                          12, 2005, by and between the Company   on Form 10-QSB as filed with the SEC on
                          and Fusion Capital Fund II, LLC        May 13, 2005

10.12                     Amendment to Common Stock Purchase     Incorporated by reference to Exhibit
                          Agreement, dated December 19, 2005,    10.12 to the Company's Registration
                          by and between the Company and         Statement on Form SB-2 as filed with the
                          Fusion Capital Fund II, LLC            SEC on December 15, 2005

10.13                     Registration Rights Agreement, dated   Incorporated by reference to Exhibit
                          May 12, 2005, by and between the       10.12 to the Company's Quarterly Report
                          Company and Fusion Capital Fund II ,   on Form 10-QSB as filed with the SEC on
                          LLC                                    May 13, 2005


10.14                     Norbrook Supply Agreement              Incorporated by reference to Exhibit 1 to
                                                                 the Company's Current Report on Form 8-K
                                                                 as filed with the SEC on September 27,
                                                                 2005

10.15                     Research Collaboration and Licensing   Incorporated by reference to Exhibit
                          Agreement, dated June 8, 2001, by      10.10 to the Company's Registration
                          and between                            Statement on Form SB-2 as filed with the
                                                                 SEC on July 30, 2003

14.1                      The Samaritan Pharmaceuticals, Inc.    Incorporated by reference to Exhibit 14.1
                          Code of Conduct                        to the Company's Quarterly Report on Form
                                                                 10-KSB as filed with the SEC on April 15,
                                                                 2003

16.1                      Letter Regarding Change in             Incorporated by reference to Exhibit 16.1
                          Certifying Accountant                  to the Company's Quarterly Report on Form
                                                                 8-K as filed with the SEC on September
                                                                 27, 2002

21                        List of Subsidiaries                   Provided herewith

31.1                      Certification of Chief Executive       Provided herewith
                          Officer re: Section 302

31.2                      Certification of Chief Financial       Provided herewith
                          Officer re: Section 302

32.1                      Certification of Chief Executive       Provided herewith
                          Officer re: Section 906

32.2                      Certification of Chief Financial       Provided herewith
                          Officer re: Section 906

          (B) Current Reports on Form 8-K Filed During The Quarter Ended March 31, 2006

          On February 9, 2006 the Company filed a Current Reprot on Form 8-K announcing the Company's receipt of a warning letter from the staff of the American Stock Exchange advising the Company of its failure to comply with the continued listing standard described in Section 301 of the AMEX Company Guide, which provides that a listed company is not permitted to issue, or authorize its transfer agent or registrar to issue or register, additional securities of a listed class until is has filed an application for the listing of such additional securities and received notification from the AMEX that the securities have been approved for listing.

 SIGNATURES
In accordance with Section 13 OR 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SAMARITAN PHARMACEUTICALS, INC
Dated: May 15, 2006
                                     By: /s/ Eugene Boyle
                                             -----------------------------
                                             Eugene Boyle,
                                             Chief Financial Officer,
                                             Director