Form 10-Q
period 2006-06-30
SAMARITAN PHARMACEUTICALS INC
filed 2006-08-14
CIK 1057377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2006

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

The number of shares of common stock issued and outstanding as of August 11, 2006 was 151,657,125.

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
                                                                        Page No.
Item 1.     Consolidated Financial Statements:

Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005......3

Consolidated Statements of Operations for the period from Inception (September 5, 1994) to June 30, 2006, and for the Six (6) Months and
Three (3) Months Ended June 30, 2006 and 2005..............................4

Consolidated Statements of Shareholder's Equity (Deficit) for the
period from Inception (September 5, 1994) to June 30, 2006.................5

Consolidated Statements of Cash Flow for the period from Inception (September 5, 1994) to June 30, 2006 and for the Six (6) Months Ended
June 30, 2006 and 2005.....................................................6

Notes to Interim Financial Statements......................................7

Item 2.     Management's Discussion and Analysis and Plan of Operation....13

Item 3.     Controls and Procedures.......................................20

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.............................................20


Item 1A.    Risk Factors..................................................20

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds...29

Item 3.     Defaults Upon Senior Securities...............................30

Item 4.     Submission of Matters to a Vote of Security Holders...........30

Item 5.     Other Information.............................................30

Item 6.     Exhibits......................................................31

Signatures

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
         As of June 30, 2006 (unaudited) and December 31, 2005 (audited)

                                     ASSETS


                                                                 6/30/2006          12/31/2005
                                                             ------------------   ----------------
CURRENT ASSETS:
      Cash and cash equivalents                              $       1,678,774    $       456,463
      Grants receivable                                                      -             51,117
      Marketable securities                                                  -            496,068
      Note receivable                                                  250,000            250,000
      Interest receivable                                               55,973             42,861
      Prepaid expenses                                                  28,508             10,587
                                                             ------------------   ----------------
            TOTAL CURRENT ASSETS                                     2,013,255          1,307,096

PROPERTY AND EQUIPMENT                                                 168,572            206,803
                                                             ------------------   ----------------

OTHER ASSETS:
      Patent registration costs                                        715,537            700,798
      Purchased  technology rights                                      14,535             19,983
      Organization costs-Samaritan Europe                                3,818                  -
      Deposits                                                           2,779              2,779
                                                             ------------------   ----------------
            TOTAL OTHER ASSETS                                         736,669            723,560
                                                             ------------------   ----------------

                                                             $       2,918,496    $     2,237,459
                                                             ==================   ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                       $         140,159    $       267,945
      Accrued officers' salaries                                       402,072            247,856
      Common stock to be issued                                              -             46,259
                                                             ------------------   ----------------
            TOTAL CURRENT LIABILITIES                                  542,231            562,060
                                                             ------------------   ----------------

SHAREHOLDERS'  EQUITY:
      Preferred stock, 5,000,000 shares authorized at $.001
            par value,  -0- issued and outstanding                           -                  -
      Common stock, 250,000,000 shares authorized at $.001
            par value,  149,600,732 issued and outstanding             149,601            136,866
      Additional paid-in capital                                    39,641,222         35,589,683
      Deferred compensation                                                  -            (40,034)
      Treasury stock                                                  (250,248)          (250,248)
      Accumulated other comprehensive income                            23,200            (24,472)
      Accumulated deficit during development stage                 (37,187,510)       (33,736,396)
                                                             ------------------   ----------------
            TOTAL SHAREHOLDERS' EQUITY                               2,376,265          1,675,399
                                                             ------------------   ----------------

                                                             $       2,918,496    $     2,237,459
                                                             ==================   ================


   See accompanying notes to the consolidated financial statements (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                                   (UNAUDITED)
               FROM INCEPTION (SEPTEMBER 5, 1994) TO JUNE 30, 2006
        AND FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005



                                                From
                                              Inception
                                             (09/05/94)
                                                 To               Six Months ended June 30,         Three months ended June 30,
                                                              --------------------------------   ---------------------------------
                                           June 30, 2006            2006             2005              2006              2005
                                          ---------------     ---------------   --------------   ---------------    --------------

REVENUES:
Consulting                                $      300,000
Government research grants                       278,640      $       21,793    $      15,250    $            -     $      15,250
                                          ---------------     ---------------   --------------   ---------------    --------------
                                                 578,640              21,793           15,250                 -            15,250
                                          ---------------     ---------------   --------------   ---------------    --------------

EXPENSES:

Research and development                      11,839,480           2,099,709        1,540,899         1,510,490           813,803
Interest, net                                    (63,272)            (16,527)         (34,477)           (7,561)          (17,459)
General and administrative                    25,040,141           1,316,743        1,216,028           719,591           671,844
Depreciation and amortization                  1,315,771              69,822           24,752            35,035            17,458
Other (income)loss                              (365,970)              3,160                -                 -                 -
                                          ---------------     ---------------   --------------   ---------------    --------------
                                              37,778,246           3,485,003        2,747,202         2,269,651         1,485,646
                                          ---------------     ---------------   --------------   ---------------    --------------


NET LOSS                                     (37,187,510)         (3,451,114)      (2,731,952)       (2,257,555)       (1,470,396)

Other Comprehensive Income (loss)
Unrealized loss on marketable securities               -               3,933            5,696                 -               883
Foreign currency translation adjustment           23,200              43,740          (15,377)           43,620            (5,624)
                                          ---------------     ---------------   --------------   ---------------    --------------
Total Comprehensive loss                  $  (37,164,310)     $   (3,403,441)   $  (2,741,633)   $   (2,213,935)    $  (1,475,137)
                                          ===============     ===============   ==============   ===============    ==============

Loss per share, basic  and diluted        $        (0.81)     $        (0.02)   $       (0.02)   $        (0.02)    $       (0.01)
                                          ===============     ===============   ==============   ===============    ==============

Weighted average number of shares
outstanding:

                       Basic and diluted      46,096,650         140,389,573      132,962,584       143,532,601       133,894,970
                                          ===============     ===============   ==============   ===============    ==============


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



         See accompanying notes to the consolidated financial statements


                                                              Shares
                                   Number      Par Value      Reserved    Additional
                                     of          Common         for         Paid in
                                   Shares         Stock      Conversion     Capital       Warrants
                                -------------   ----------   ----------   ------------   -----------
Shares issued for cash, net of
 offering cost                     6,497,088        6,497            -      1,257,758             -
Shares issued as compensation      9,162,197        9,162            -      1,558,599             -
Shares issued for previously
 purchased shares                    342,607          342            -        188,208             -
Shares issued in cancellation
 of accounts payable                 200,000          200            -         68,880             -
Amortization of deferred
 compensation                              -            -            -              -             -
Stock options issued for
 services                                  -            -            -        439,544             -
Net loss                                   -            -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------
December 31, 2001                 37,736,699        37,736            -     12,903,173             -


Shares issued for cash, net of
 offering costs                   18,657,500        18,658            -      2,077,641             -
Shares issued as compensation      3,840,525         3,841            -      1,044,185             -
Shares issued for previously
 purchased shares                     50,000            50            -          4,950             -
Shares issued in cancellation
 of accounts payable               4,265,184         4,265            -        539,291             -
Amortization of deferred
 compensation                              -             -            -              -             -
Shares issued in cancellation
 of notes payable                          -             -            -              -             -
Stock options issued for
  services                                 -             -            -        225,000             -
Net loss                                   -             -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------
December 31, 2002                 64,549,908        64,550            -     16,794,240             -


Shares issued for cash, net of
 offering costs                   17,493,664        17,493            -      2,392,296             -
Shares issued as compensation      4,062,833         4,063            -        549,779             -
Shares issued for previously
 purchased shares                  1,160,714         1,161            -        161,339             -
Shares issued in cancellation
 of accounts payable and
 accrued compensation              9,615,870         9,616            -      3,448,950             -
Shares issued in cancellation
of notes payable                           -             -            -              -             -
Shares issued in connection
 with equity financing             3,125,000         3,125            -         (3,125)            -
Exercise of stock options          7,770,892         7,771            -      1,112,077             -
Shares reacquired in settlement
 of judgement                     (1,564,048)       (1,564)           -        251,812             -
Stock options issued for
 services                                  -             -            -        145,000             -
Net loss                                   -             -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------
December 31, 2003                106,214,833       106,214            -     24,852,369             -


Shares issued for cash, net
 of offering costs                11,426,733        11,427            -      4,289,511             -
Shares issued as compensation,
expensed                           2,081,249         2,081            -      1,788,397             -
Amortization of deferred
compensation                               -             -            -              -             -
Shares issued for previously
 purchased shares                     83,332            83            -         12,417             -
Exercise of stock options         16,950,468        16,951            -      4,841,869             -
Exercise of warrants                 635,000           635            -        449,365             -
Shares issued in connection
 with equity financing             8,758,240         8,758            -      3,091,243             -
Stock retired in settlement of
 subscriptions receivable        (13,869,656)      (13,870)           -     (5,964,798)            -
Shares reacquired in settlement
of judgement                        (250,000)         (250)           -       (231,100)            -
Stock options issued for services          -             -            -        567,771             -
Other comprehensive income (loss)          -             -            -              -             -
Net Loss                                   -             -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------
December 31, 2004                132,030,199       132,030            -     33,697,043             -


Shares issued as compensation,
expensed                             398,900           399            -        196,785             -
Amortization of deferred
compensation                               -             -            -              -             -
Exercise of stock options            170,000           170            -         31,330             -
Shares issued in connection
with equity financing              4,267,175         4,267            -      1,599,473             -
Stock options issued for services          -             -            -         65,052             -
Other comprehensive income (loss)          -             -            -              -             -
Net loss                                   -             -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------
December 31, 2005                136,866,274       136,866            -     35,589,683             -

Shares issued for cash, net of
offering costs                     5,612,500         5,613            -      1,639,388             -
Shares issued as compensation,
expensed                                   -             -            -              -             -
Amortization of deferred
compensation                               -             -            -              -             -
Exercise of stock options            450,926           451            -         64,049             -
Shares issued in connection
with equity financing              6,671,032         6,671            -      2,348,102             -
Other comprehensive income (loss)          -             -            -              -             -
Net loss                                   -             -            -              -             -
                                 ------------    ----------   ----------   ------------   -----------
June 30, 2006 (Unaudited)        149,600,732     $ 149,601    $       -    $39,653,318    $        -
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



         See accompanying notes to the consolidated financial statements



                                               Accumulated
                                                  Other          Stock                                       Total
                                    Deferred    Comprehensive Subscriptions  Treasury    Accumulated     Shareholders'
                                   Compensation   Income      Receivable     Shares       Deficit          Deficit
                                  ------------- ------------ ------------  -----------  -------------   ---------------
Shares issued for cash, net
 of offering costs                          -             -            -            -              -         1,264,255
Shares issued as compensation        (230,512)            -            -            -              -         1,337,249
Shares issued for previously
 purchased shares                           -             -            -            -              -           188,550
Shares issued in cancellation
 of accounts payable                        -             -            -            -              -            69,080
Amortization of deferred
  compensation                        495,036             -            -            -              -           495,036
Stock options issued for
 services                                   -             -            -            -              -           439,544
Net loss                                    -             -            -            -     (4,079,806)       (4,079,806)
                                   ----------- ------------- ------------  -----------  -------------   ---------------
December 31, 2001                    (495,036)            -            -            -    (13,736,792)       (1,290,919)


Shares issued for cash, net
 of offering costs                          -             -            -            -              -         2,096,299
Shares issued as compensation               -             -            -            -              -         1,048,026
Shares issued for previously
 purchased shares                           -             -            -            -              -             5,000
Shares issued in cancellation
 of accounts payable                        -             -            -            -              -           543,556
Amortization of deferred
 compensation                         495,036             -            -            -              -           495,036
Shares issued in cancellation
 of notes payable                           -             -            -            -              -                 -
Stock options issued for
 services                                   -             -            -            -              -           225,000
Net loss                                    -             -            -            -     (4,057,153)       (4,057,153)
                                   ----------- ------------- ------------  -----------  -------------   ---------------
December 31, 2002                           -             -            -            -    (17,793,945)         (935,155)


Shares issued for cash, net of
 offering costs                             -             -            -            -              -         2,409,789
Shares issued as compensation               -             -            -            -              -           553,842
Shares issued for previously
 purchased shares                           -             -            -            -              -           162,500
Shares issued in cancellation
 of accounts payable and
 accrued compensation                       -             -            -            -              -         3,458,566
Shares issued in cancellation
 of notes payable                           -             -            -            -              -                 -
Shares issued in connection
 with equity financing                      -             -            -            -              -                 -
Exercise of stock options                   -             -   (1,119,848)           -              -                 -
Shares reacquired in settlement
 of judgement                               -             -            -     (250,248)             -                 -
Stock options issued for
 services                                   -             -            -            -              -           145,000
Net loss                                    -             -            -            -     (5,520,531)       (5,520,531)
                                   ----------- ------------- ------------  -----------  -------------   ---------------
December 31, 2003                           -             -   (1,119,848)    (250,248)   (23,314,476)          274,011


Shares issued for cash, net
 of offering costs                          -             -           -            -              -          4,300,938
Shares issued as compensation,
expensed                             (544,416)            -           -            -              -          1,246,062
Amortization of deferred
compensation                          240,000             -           -            -              -            240,000
Shares issued for previously
 purchased shares                           -             -           -            -              -             12,500
Exercise of stock options                   -             -  (4,858,820)           -              -                  -
Exercise of warrants                        -             -           -            -              -            450,000
Shares issued in connection
 with equity financing                      -             -           -            -              -          3,100,001
Stock retired in settlement of
 subscriptions receivable                   -             -   5,978,668            -              -                  -
Shares reacquired in settlement
of judgement                                -             -           -            -              -           (231,350)
Stock options issued for services           -             -           -            -              -            567,771
Other comprehensive income (loss)           -       (16,580)          -            -              -            (16,580)
Net Loss                                    -             -           -            -     (4,864,361)        (4,864,361)
                                  ------------ ------------- -----------   ----------   ------------   ----------------
December 31, 2004                    (304,416)      (16,580)          -     (250,248)   (28,178,837)         5,078,992

Shares issued as compensation,
expensed                             (128,034)           -            -            -              -             69,150
Amortization of deferred
compensation                          392,416            -            -            -              -            392,416
Exercise of stock options                   -            -            -            -              -             31,500
Shares issued in connection
with equity financing                       -            -            -            -              -          1,603,740
Stock options issued for services           -            -            -            -              -             65,052
Other comprehensive income (loss)           -       (7,892)           -            -              -             (7,892)
Net loss                                    -            -            -            -     (5,557,559)        (5,557,559)
                                  ------------ ------------  -----------   ----------   ------------   ----------------
December 31, 2005                     (40,034)     (24,472)           -     (250,248)   (33,736,396)         1,675,399

Shares issued for cash, net of
offering costs                              -            -            -            -              -          1,645,000
Shares issued as compensation,
expensed                                    -            -            -            -              -                  -
Amortization of deferred
compensation                           40,034            -            -            -              -             40,034
Exercise of stock options                   -            -            -            -              -             64,500
Shares issued in connection
with equity financing                       -            -            -            -              -          2,354,773
Other comprehensive income (loss)           -       47,672            -            -              -             47,672
Net loss                                    -            -            -            -     (3,451,114)        (3,463,210)
                                  ------------ ------------  -----------   ----------   ------------   ----------------
June 30, 2006 (Unaudited)         $         -  $    23,200   $        -    $(250,248)  $(37,199,606)   $     2,376,265
                                  ============ ============  ===========   ==========   ============   ================


         See accompanying notes to the consolidated financial statements

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
            FROM INCEPTION (SEPTEMBER 5, 1994) AND FOR THE SIX MONTHS
                          ENDED JUNE 30, 2006 AND 2005


                                                                    From
                                                                  Inception
                                                              (September 5, 1994)
                                                                      To                 Six Months Ended June 30,
                                                                                   ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                           June 30, 2006             2006              2005
                                                          ------------------------ ------------------ -----------------
Net loss                                                  $           (37,187,510) $      (3,451,114) $     (2,731,952)
Adjustments to reconcile net loss to net cash used in
    operating activities:
         Depreciation and amortization                                  1,315,771             69,822            24,752
         Stock based compensation                                       9,659,280                  -                 -
         Stock options issued for services                              1,442,367                  -            48,900
         Amortization of deferred compensation                          1,662,522             40,034           247,608
         Foreign currency (loss) gain                                      23,200             43,740           (15,377)
         (Gains) losses on disposition of assets                                -              3,160                 -
         Other income                                                    (231,350)                 -                 -
(Increase) decrease in assets:
         Grants receivable                                                      -             51,117           (15,250)
         Interest receivable and prepaids                                 (97,721)           (31,033)           24,377
         Deposits                                                          12,941                  -                 -
Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                          2,403,046             26,431            80,540
                                                          ------------------------ ------------------ -----------------

NET CASH USED IN OPERATING ACTIVITIES                                 (20,997,454)        (3,247,843)       (2,336,402)
                                                          ------------------------ ------------------ -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of technology                                                   (108,969)                 -                 -
Purchase of furniture and equipment                                      (342,310)            (3,814)         (192,458)
Organization costs, Samaritan-Europe                                       (4,243)            (4,243)                -
Note receivable                                                          (250,000)                 -                 -
(Purchase) Liquidation of marketable securities                                 -            496,840           750,000
Patent registration costs                                                (781,129)           (36,643)         (102,793)
                                                          ------------------------ ------------------ -----------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    (1,486,651)           452,140           454,749
                                                          ------------------------ ------------------ -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants/options                                            703,125             64,500                 -
Proceeds from debentures                                                  642,120                  -                 -
Proceeds from stock issued for cash                                    14,228,569          1,645,000                 -
Proceeds from equity financing                                          7,012,256          2,308,514         1,249,999
Common stock to be issued                                                 252,309                  -                 -
Short-term loan repayments                                               (288,422)                 -                 -
Short-term loan proceeds                                                1,612,922                  -                 -
                                                          ------------------------ ------------------ -----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              24,162,879          4,018,014         1,249,999
                                                          ------------------------ ------------------ -----------------

INCREASE (DECREASE) IN CASH                                             1,678,774          1,222,311          (631,654)
CASH AT BEGINNING OF PERIOD                                                     -            456,463         2,438,451
                                                          ------------------------ ------------------ -----------------

CASH AT END OF PERIOD                                     $             1,678,774  $       1,678,774  $      1,806,797
                                                          ======================== ================== =================

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                             $                        $               -               468

NON-CASH FINANCING & INVESTING ACTIVITIES:

Purchase of net, non-cash assets of  subsidiary
     for stock                                            $               195,000  $               -  $              -
Short-term debt retired through issuance                                        -
    of stock                                              $             1,890,695  $               -  $              -
Issuance of common stock, previously subscribed           $               226,259  $          46,259  $              -
Treasury stock acquired through settlement
of judgement                                              $               250,248  $               -  $              -
Stock subscriptions receivable                            $             1,119,848  $               -  $              -
Stock received in settlement                              $              (231,350) $               -                 -
Stock as compensation for services                        $             6,533,527  $               -  $      1,352,034
Stock issued in cancellation of accounts payable          $             4,248,938  $               -  $              -
Exercise of stock options                                 $             4,858,820  $               -  $              -


   See accompanying notes to the consolidated financial statements (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2006


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


In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to fairly present the Company's financial position as of June 30, 2006, and the results of operations and cash flows for the six (6) month period ending June 30, 2006 have been included. The results of operations for the six (6) month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K as filed with the U.S.
Securities and Exchange Commission on April 13, 2006 for the year ended December 31, 2005.


Note 2.  Summary of Significant Accounting Policies


                                     General

Samaritan Pharmaceuticals, Inc. (the "Company") was formed in September 1994 and became public in October 1997. The principle executive offices are located in Las Vegas, Nevada.

The Company trades on the American Stock Exchange under the symbol "LIV."

The Company is working to ensure a longer and better life for patients suffering with AIDS, Alzheimer's, cancer and cardiovascular disease. We are a pipeline-driven biopharmaceutical company with a clear focus on advancing early stage innovative drugs through clinical development, with the ultimate goal of bringing novel therapeutics and diagnostic products to market.

                             Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

                                Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of six (6) months or less to be cash equivalents. The Company maintains its cash in bank accounts at high credit quality financial institutions. The balances at times may exceed federally insured limits.

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


                                   Intangibles

a) Legal fees associated with filing patents are recorded at cost and amortized over 17 years. The Company has one (1) issued U.S. patent and thirteen (13) pending patent applications in the U.S. to protect its proprietary methods and processes. The Company also filed corresponding foreign patent applications for certain of these U.S. patent applications. As of June 30, 2006, its patent portfolio outside the U.S. comprised of two (2) issued patents and fifty-two
(52) pending patent applications. The issued U.S. patents and pending patent applications relate to Alzheimer's, cancer, cardiovascular and HIV indications. Certain U.S. patents may be eligible for patent term extensions under the Hatch-Waxman Act and may be available to the Company for the lost opportunity to market and sell the invention during the regulatory review process.

The Company reviews patent costs for impairment by comparing the carrying value of the patents with the fair market value. The Company believes it will recover the full amount of the patent costs based on forecasts of sales of the products related to the patents. Patent registration costs are amortized over seventeen
(17) years once approved. Patent amortization expense was $21,904 and $11,079 for the six months and three months ended June 30, 2006. Amortization for the three months and six months ended June 30, 2005 was zero. Expected amortization projected for the next five years is as follows:

                -------------    -----------
                     2006          $44,317
                -------------    -----------
                     2007          $42,788
                -------------    -----------
                     2008          $40,271
                -------------    -----------
                     2009          $37,902
                -------------    -----------
                     2010          $35,672
                -------------    -----------

b) Purchased technology rights are recorded at cost and are being amortized using the straight line method over the estimated useful life of the technology. Amortization was $5,448 and $2,724 for the six months and three months ended June 30, 2006 and 2005. Accumulated amortization at June 30, 2006 and December 31, 2005 was $94,434 and $88,986, respectively. Remaining amortization expense associated with these technology rights in the future will be $5,448 for 2006 and $9,087 for 2007.


                                 Loss Per Share

The Company reports loss per common share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." The per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock have not been included, as the effect would be antidilutive. The Company had 24,813,518 options outstanding at June 30, 2006, which were not included in the calculation.


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


                         Research and Development Costs

Research and development costs are expensed when incurred. Research and development costs for the six (6) months and three (3)months ended June 30, 2006 and 2005, were $2,099,709 and $1,510,490 and $1,540,899 and $813,803, respectively.


                         Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change, such that there is an indication that the carrying amounts may not be recovered. At June 30, 2006 the Company does not believe any impairment has occurred.


                       Fair Value of Financial Instruments

Statement of Financial Accounting Standard No.107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107) requires the disclosure of fair value information about financial instruments whether or not recognized on the balance sheet, for which it is practicable to estimate the value. Where quoted, market prices are not readily available, fair values are based on quoted market prices of comparable instruments. The carrying amount of cash, grants receivable, marketable securities, accounts payable and accrued officers' salaries approximates fair value because of the short maturity of those instruments.

                              Marketable Securities

At December 31, 2005, the Company held a brokered Certificate of Deposit with a total market value of $496,068. It originally cost $500,000. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of, "Accumulated Other Comprehensive Loss in Shareholder's Equity." Realized gains and losses will be determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. During the first quarter of 2006, Samaritan sold the brokered Certificate of Deposit and currently does not hold any brokered Certificates of Deposit.


                          Foreign Currency Translation

Assets and liabilities of subsidiaries operating in foreign countries are translated into U.S. dollars, using the exchange rate in effect at the balance sheet date of historical rate, as applicable. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in shareholders' equity (Accumulated other comprehensive loss), while gains and losses resulting from foreign currency transactions are included in operations.


                         Accrued Officers' Compensation

Accrued officer's compensation consists of the unpaid portion of the respective officer's contract salary.


                            Common Stock To Be Issued

Unissued stock consists of proceeds received by year-end or period-end for stock yet to be issued. Such amounts were or will be retired through the issuance of shares subsequent to the balance sheet date. These shares were issued in April 2006.


                            Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107, or (SAB 107). SAB 107 expresses views of the staff regarding interaction between SFAS No. 123(R) and certain SEC rules and regulations It also provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of the grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

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

Note 3.    Stock-Based Compensation

Prior to the adoption of SFAS No. 123 (R) , "Share-Based Payment", Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) encouraged, but did not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Therefore, the Company chose to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25,"Accounting for Stock Issued to Employees," and related interpretations. The Company had adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

Therefore, during 2005, had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have been reported as follows:

                                 Three Months                Six Months
                                     Ended                      Ended
                                 June 30, 2005              June 30, 2005

Net loss:

  As reported                $    (1,470,396)            $   (2,731,952)

  Pro Forma                  $    (1,502,396)            $   (4,061,783)


Basic & diluted loss per
  common share

    As reported              $    (0.01)                 $   (0.02)

    Pro Forma                $    (0.01)                 $   (0.03)


The Company utilized the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options with the following assumptions used for grants during the six months ended 2005. The per-share weighted average fair value of stock options granted for compensation during the six months ended June 30, 2006 was $0.44. On the date of grant, using the Black-Scholes pricing model, the following assumptions were used for the six (6) months and three (3) months ended June 30, 2005:

                                        Three (3)        Six (6)
                                        Months Ended     Months Ended
                                        June 30, 2005    June 30, 2005
                                        -------------    --------------
Expected dividend yield                      0%                 0%
Risk-free interest rate                      5%                 5%
Quarterly volatility                         46%               44%


At June 30, 2006, the range of exercise price for all of the Company's outstanding stock options was $0.15 to $1.26, with an average remaining life of 5 years and an average exercise price of $0.63.

                                  Stock Options

The following table summarizes the Company's stock options outstanding at June 30, 2006:

                                                                               Weighted
                                                                               average
                                                                 Shares        exercise price
                                                             --------------    --------------
       Outstanding and exercisable at December 31, 2005         23,856,018     $        0.60
        Granted                                                  1,662,500              0.98
        Exercised                                                 (525,000)            (0.20)
        Expired                                                   (180,000)            (1.36)
                                                             --------------    --------------
       Outstanding and exercisable at June 30, 2006             24,813,518     $        0.63
                                                             ==============    ==============

During the six months ended June 30, 2006, the Company issued 45,000 stock options for services rendered. The options were valued under SFAS 123R. The exercise price of these options was the same as the market price of the stock at the issuance date, therefore no expense was recorded. Pursuant to a private placement that occurred during the quarter ended June 30, 2006, there were 1,617,500 non-detachable warrants issued expiring through May 2009.

Note 4.  Shareholders' Deficit


                  Stock as Compensation and Settlement of Debt

The Company issues stock as compensation for services valuing such issues premised upon the fair market value of the stock.

During the six (6) months ended June 30, 2006 and the year ended December 31, 2005, the Company also issued 6,671,032 and 4,267,175 shares, respectively, in connection with the common stock purchase agreement with Fusion Capital and private placements. The gross proceeds for these shares were $2,354,773 and $1,603,740, respectively, for the six months ended June 30, 2006 and the year ended December 31, 2005.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Introduction - Forward Looking Statements

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the Reform Act), Samaritan Pharmaceuticals, Inc., (the "Company" or "Samaritan") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made herein. Any statements expressing, or involving discussions as to expectations, beliefs, plans, objectives, assumptions of future events or performance are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on Samaritan's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in documents filed by Samaritan with the SEC. Many of these factors are beyond Samaritan's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance the results anticipated in the forward-looking information contained in this report will, in fact, occur.

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


Overview

         Samaritan is a small cap biopharmaceutical company focused on the development of novel therapeutic and diagnostic products. We have devoted substantially all of our resources to undertaking drug discovery and development programs.

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

Samaritan Europe: (a) has established a manufacturing arm in Ireland with Pharmaplaz, LTD; (b) plans to develop its pipeline of drugs through clinical trials in preparation for European approval; (c) plans to increase its university research collaborations and (d) plans to apply for applicable European grants.

Plan and Results of Operations

         We have used the proceeds from private placements of our capital stock, primarily to expand our preclinical and clinical efforts, as well as for general working capital. At this time, we are beginning to commit additional resources to the development of SP-01A, as well as for the development of our other drugs.

         Additional details regarding the human trials and INDs the Company plans to file may be found in the section entitled "Description of Business" in the Company's Annual Report on Form 10-K filed with the SEC on April 13, 2006 for the fiscal year ended December 31, 2005.

Results of Operations For The Three (3) Months Ended June 30, 2006 As Compared To The Three (3) Months Ended June 30, 2005

         We incurred research and development expenses of $1,510,490 for the three months ended June 30, 2006, as compared to $813,803 for the three months ended June 30, 2005. This increase of $696,687 or eighty-six percent (86%), was primarily attributable to fluctuations and timing of the costs associated with our Phase IIb HIV clinical trial. We expect research and development expenditures relating to drug discovery and development will increase during the remainder of the 2006 and into subsequent years due to the expanding requirements of FDA clinical trials for: (a) for our HIV drug program; (b) our Alzheimer's drug program; (c) the initiation of trials for other potential indications; and (d) additional study expenditures for potential pharmaceutical candidates. Research and development expenses may fluctuate from period to period, depending upon the stage of certain projects and the level of preclinical testing and clinical trial-related activities.

         General and administrative expenses increased to $719,591for the three months ended June 30, 2006, as compared to $671,844 for the three months ended June 30, 2005. This increase of $47,747 or seven percent (7%), was primarily attributable to an increase in cost of advertising, administrative, professional fees, accounting, and legal personnel at Samaritan Europe to support the Company's products for sales and marketing in Eastern Europe.

         Depreciation and amortization amounted to $35,035 for the three months ended June 30, 2006, as compared to $17,458 for the three months ended June 30, 2005. This increase of $17,577, or one hundred one percent (101%), was primarily attributable to depreciation of research equipment purchased during the second quarter of 2006 and amortization on approved patents that began later in 2005.

         Net interest income amounted to $7,561 and $17,459 for the three (3) months ended June 30, 2006 and 2005, respectively. The credit balance in the interest expense account is attributable to offsetting interest earned from holding our cash in marketable securities and certificates of deposits. Interest income was $7,561 and $17,777, for the three (3) months ended June 30, 2006 and 2005, respectively. Interest expense was $-0- and $318, for the three (3) months ended June 30, 2006 and 2005, respectively.

         We had a net loss of $2,257,555 for the three months ended June 30, 2006, as compared to $1,470,396 for the three months ended June 30, 2005. The loss per share was $.02 and $.01 per share, for the three months ended June 30, 2006 and 2005, respectively. The increased net loss of $787,159 or fifty four percent (54%) relates primarily to increased research expenditures.

II. Results of Operations For The six (6) Months Ended June 30, 2006 As Compared To The six (6) Months Ended June 30, 2005

       We incurred research and development expenses of $2,099,709 for the six months ended June 30, 2006, as compared to $1,540,899 for the six months ended June 30, 2005. This increase of $558,810, or thirty-six percent (36%), was primarily attributable to fluctuations and timing of the costs associated with our Phase IIb HIV clinical trial. We expect research and development expenditures relating to drug discovery and development will increase during the remainder of the 2006 and into subsequent years due to the expanding requirements of FDA clinical trials for: (a) our HIV drug program; (b) our Alzheimer's drug program; (c) the initiation of trials for other potential indications; and (d) additional study expenditures for potential pharmaceutical candidates. Research and development expenses may fluctuate from period to period, depending upon the stage of certain projects and the level of preclinical testing and clinical trial-related activities.

         General and administrative expenses increased to $1,316,743 for the six months ended June 30, 2006, as compared to $1,216,028 for the six months ended June 30, 2005. This increase of $100,715 or eight percent (8%), was primarily attributable to an increase in cost of advertising, administrative, professional fees, accounting, and legal personnel at Samaritan Europe to support the Company's products for sales and marketing in Eastern Europe.

         Depreciation and amortization amounted to $69,822 for the six months ended June 30, 2006, as compared to $24,752 for the six months ended June 30, 2005. This increase of $45,070, or one hundred and eighty-two percent (182%), was primarily attributable to depreciation of research equipment purchased during the second quarter of 2006 and the inception of amortization on approved patents later in 2005.

         Net interest income amounted to $16,527 and $34,477 for the six (6) months ended June 30, 2006 and 2005, respectively. The credit balance in the interest expense account is attributable to offsetting interest earned from holding our cash in marketable securities and certificates of deposits. Interest income was $16,534 and $34,945, for the six (6) months ended June 30, 2006 and 2005, respectively. Interest expense was $6.59 and $468.19, for the six (6) months ended June 30, 2006 and 2005, respectively.

         We had a net loss of $3,451,114 for the six months ended June 30, 2006, as compared to $2,731,952 for the six months ended June 30, 2005. The loss per share was $.02 and $ .02 per share, for the six months ended June 30, 2006 and 2005, respectively. The increased net loss of $719,162 relates primarily to increased research expenditures.

         The net loss since our inception on September 5, 1994 through June 30, 2006 was $37,187,510. We expect losses to continue for the near future, and such losses will likely increase as human clinical trials are undertaken in the United States. Future profitability will be dependent upon our ability to complete the development of our pharmaceutical products, obtain necessary regulatory approvals and effectively market such products. In addition, future profitability will require the Company to establish agreements with other parties for clinical testing, manufacturing, commercialization and sale of its products.

Liquidity and Capital Resources

         As of June 30, 2006, the Company's cash position was $1,678,774. We are continuing efforts to raise additional capital and to execute our research and development plans. Even if we are successful in raising sufficient money to carry out these plans, additional clinical development is necessary to bring our products to market, which will require a significant amount of additional capital.

         Cash used in operating activities during the six (6) month period ended June 30, 2006 was $(3,247,843), as compared to $(2,336,402) for the one (1%)
month period ended June 30, 2005, an increase of $911,441 or thirty nine percent (39%). This increase is primarily attributable to fluctuations and timing of the cost with our Phase IIb HIV clinical trial.

         Cash provided by investing activities was $452,140 for the six (6) month period ended June 30, 2006, as compared to cash provided of $454,759 for the six (6) month period ended June 30, 2005, a decrease of $2,619 or six percent (6%). Each period reflects proceeds from the liquidation of certificates of deposit offset by investing activity such as the purchase of equipment patent registration costs.

         Cash provided by financing activities was $4,018,014 for the six (6) month period ended June 30, 2006, as compared to $1,249,999 for the six (6) month period ended June 30, 2005, an increase of $2,768,015 or two hundred twenty one percent (221%). This year's results include proceeds of $1,645,000 from private placements, and $64,500 from exercise of warrants. Furthermore, proceeds from the equity financing agreement increased this year through June 30 by $1,058,515.

         Current assets as of June 30, 2006 were $2,013,255 as compared to $1,307,096 as of December 31, 2005. This increase of $706,159, or fifty-four percent (54%), was primarily attributable to the receipt of proceeds from the private placement. Augmenting the private placement fund are the increased proceeds received through our equity financing arrangement with Fusion Capital II, LLC ("Fusion Capital") as offset by the increased research expenditures. Current liabilities as of June 30, 2006 were $542,231 as compared to $562,060 as of December 31, 2005, a decrease of $19,829.

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

         On May 12, 2005, we entered into a common stock purchase agreement ("Purchase Agreement II") with Fusion Capital, pursuant to which Fusion Capital has agreed to purchase our common stock from time to time, at our option, up to an aggregate amount of $40,000,000 over fifty (50) months commencing on the date the SEC declared effective our registration statement covering the shares of common stock to be purchased by Fusion Capital pursuant to such Purchase Agreement II. On December 29, 2005 (Commission Registration No. 333-130356), the registration statement on Form SB-2 was declared effective by the SEC. The number of registered, yet not issued shares remaining under that registration statement as of June 30, 2006, was 8,781,348.

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

         We do not believe debt financing from financial institutions will be available until at least one (1) of our products is approved for commercial production. To date, we have in licensed one drug (Amphocil) that has a reached commercial stage, and hence, we do we anticipate revenue in the near future. We have been unprofitable since our inception and have incurred significant losses. We will continue to have significant general and administrative expenses, including expenses related to clinical studies, our research collaboration with Georgetown University and patent registration costs. We have funded our operations through a series of private placements and purchase agreements with Fusion Capital, which we believe will assist the Company in meeting its cash needs over the next 12 months. Except for our Purchase Agreements with Fusion Capital, no commitment exists for continued investments, or for any underwriting.

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

We Have A Limited Operating History With Significant Losses And Expect Losses To Continue For The Foreseeable Future

         We have yet to establish any history of profitable operations. We had a net loss of $2,257,555 for the quarter ended June 30, 2006, as compared to $1,470,396 for the quarter ended June 30, 2005. The net loss since our inception on September 5, 1994 through June 30, 2006 was $37,187,510. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the near future. Our profitability will require the successful commercialization of one or more of drugs for AIDS, Alzheimer's, Cancer and Cardiovascular disease. No assurances can be given when this will occur or that we will ever be profitable.

We Will Require Additional Financing To Sustain Our Operations And Without It We Will Not Be Able To Continue Operations

         We do not currently have sufficient financial resources to fund our operations. Current assets as of June 30, 2006 were $2,013,255 as compared to $1,307,096 as of December 31, 2005. Therefore, we need additional funds to continue operations.

         We only have the right to receive $40,000 per trading day under the Purchase Agreement II with Fusion Capital unless our stock price equals or exceeds $1.50 per share, in which case the daily amount may be increased under certain conditions as the price of our Common Stock increases. Since we have 16,700,000 registered shares to be offered for sale from time to time by Fusion Capital, the selling price of our Common Stock to Fusion Capital will have to average at least $2.67 per share for us to receive the maximum proceeds of $40,000,000 without registering additional shares of Common Stock. Assuming a purchase price of $0.36 per share (the last reported market sale price of our Common Stock on August 9, 2006) and the purchase by Fusion Capital of the remaining 6,371,810 shares under the Purchase Agreement II as of August 9, 2006 (excluding the 1,700,000 shares previously issued as a commitment fee), proceeds to us would only be $2,293,851 unless we choose to register more than 15,000,000 shares, which we have the right, but not the obligation, to do. Subject to approval by our Board of Directors, we have the right but not the obligation to issue more than 15,000,000 shares to Fusion Capital. In the event we elect to issue more than 15,000,000 shares, we will be required to file a new registration statement and have it declared effective by the SEC. In order to be in compliance with the rules and regulations of the American Stock Exchange, the Company would be required to obtain shareholder approval to sell more than 26,643,192 shares of our Common Stock (i.e., 19.9% of our issued and outstanding shares as of May 12, 2005, the date of the Purchase Agreement II).

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

We Have An Accumulated Deficit

         The Company had an accumulated deficit of $37,187,510 as of June 30, 2006. Since the Company presently has no source of revenues and is committed to continuing its product research and development program, significant expenditures and losses will continue until development of new products is completed and such products have been clinically tested, approved by the FDA and successfully marketed. In addition, the Company has funded its operations primarily through the sale of Company securities, its working capital for its product development and other activities. We do not believe that debt financing from financial institutions will be available until at least the time that one of our products is approved for commercial production.

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

         The sale of shares to Fusion Capital pursuant to the Purchase Agreement II will have a dilutive impact on our shareholders. The sale of shares may result in our net income per share decreasing in future periods, and the market price of our Common Stock could decline. In addition, the lower our stock price is, the more shares of Common Stock we will have to issue under the Purchase Agreement II to draw down the full amount. If our stock price is lower, then our existing shareholders would experience greater dilution.

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

The Company Is Not Certain That It Will Be Successful In The Development Of Its Drug Candidates

         The successful development of any new drug is highly uncertain and is subject to a number of significant risks. Our drug candidates, all of which are in a development stage, require significant, time-consuming and costly development, testing and regulatory clearance. This process typically takes several years and can require substantially more time. Risks include, among others, the possibility that a drug candidate will: (a) be found to be ineffective or unacceptably toxic, (b) have unacceptable side effects, (c) fail to receive necessary regulatory clearances, (d) not achieve broad market acceptance, (e) be subject to competition from third parties who may market equivalent or superior products or (f) be affected by third parties holding proprietary rights that will preclude the Company from marketing a drug product. There can be no assurance that the development of drug candidates will demonstrate the efficacy and safety of a drug candidate as a therapeutic drug, or, even if demonstrated, that there will be sufficient advantages to its use over other drugs or treatments so as to render the drug product commercially viable. In the event the Company is not successful in developing and commercializing one or more drug candidates, investors are likely to realize a loss of their entire investment.

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

Uncertainties Related To Health Care Reform Measures May Affect The Company's Success

         There have been a number of federal and state proposals during the last few years to subject the pricing of health care goods and services, including prescription drugs, to government control and to make other changes to the U.S. health care system. It is uncertain which legislative proposals will be adopted or what actions federal, state, or private payors for health care treatment and services may take in response to any health care reform proposals or legislation. We cannot predict the effect health care reforms may have on its business, and there is no guarantee any such reforms will not have a material adverse effect on the Company.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The company held its Annual meeting on May 31, 2006.

(b) The two matters voted upon at the meeting were: (i) To elect two directors for a term expiring at the Annual Meeting of Stockholders in year indicated ("Proposal 1"); (ii) To ratify the appointment of Sherb & Co., LLP, as our independent auditors for the fiscal year ending December 31, 2006 ("Proposal 2").

(i) With respect to "Proposal 1", Eugene Boyle, J.D.,M.B.A., (2009) received 110,265,772 shares in favor for and 197,500 shares against, Cynthia Thompson
(2009) received 110,322,272 shares in favor for and 141,000 shares against, and there were 2,512,442 abstentions for each director. All nominees were declared to have been elected as directors to hold office until the annual meeting of stockholders in the year indicated.

(ii) With respect to "Proposal 2", 110,481,708 shares were in favor for and 182,600 shares were against, 2,311,407 shares abstained. Proposal 2 was declared to have been approved.

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

On May 30, 2006 the Board of Directors of Samaritan approved and adopted the Change in Control Severance Plan for Certain Covered Executives and Employees of Samaritan Pharmaceuticals (the "Plan"), effective May 30, 2006. The Plan is intended to help avoid the loss and distraction of certain key employees of the Company in the event of a change in control. The Plan has an initial term of three years with automatic three-year extensions, unless terminated by the Board at least six (6) months prior to the end of the then current term.

The Chief Executive Officer, Chief Operating Officer, Senior Vice Presidents, Vice Presidents, and Directors are eligible to participate in the Plan, and the Board may designate other employees of the Company as Plan participants. The Company shall pay or cause to be paid to the participant a cash severance calculated based on a multiplier of four (4) months of base salary for every year of service up to maximum in of either twenty four (24) months or thirty six
(36) months depending on the participants job title or job category. The severance amount equals the applicable multiplier times the sum of (A) the Participant's highest annual rate of base salary as reported on the participants W-2 for employee or on the participants 1099 for directors within the thirty six
(36) month period immediately preceding the Effective Date of the change in control and (B) the participant's maximum annual target bonus in effect upon the date of the change in control under the Company's bonus plan or the Participant's actual earned commission incentive for the last two quarters, which will be annualized, prior to the change in Control, not to exceed the target at 100% of achievement as defined in the Company's Sales Incentive Plan in effect upon the date of the change in control.

The Plan provides that, if, within three years following a "change in control" (as defined in the Plan), a participant's employment is terminated by the Company without "cause" (as defined in the Plan) or by the participant for "good reason" (as defined in the Plan), the participant is eligible for severance benefits equal to a multiple of the sum of the participant's base salary and the higher of the participant's target bonus opportunity during the year in which the change in control occurs or his or her target bonus opportunity following the change in control. Each participant will also receive his or her salary through the date of termination, a pro rata target bonus payment for the year in which the termination occurs, a pro rata long-term incentive payment to the extent provided in the Company's Long Term Incentive Plan, and any earned but unpaid long-term incentive payments or annual bonuses. In the event that a participant becomes subject to an excise tax under section 280G of the Internal Revenue Code of 1986, as amended, the participant will generally be entitled to receive an additional amount such that the participant is placed in the same after-tax position as if no excise tax had been imposed. The plan may be amended by the Board at any time, except that no amendment that adversely affects the rights or potential rights of a participant will be effective in the event that a change in control occurs within three (3) year of such amendment.

On May 30, 2006, the Board of Directors of Samaritan approved and adopted indemnification agreement forms for certain covered executives and employees of Samaritan.. The Company has entered into indemnification agreements with each of its current directors and certain of its executive officers and intends to enter into such Indemnification Agreements with each of its other executive officers to give such directors and executive officers additional contractual assurances regarding the scope of the indemnification set forth in the Company's Certificate of Incorporation and Amended and Restated Bylaws and to provide additional procedural protections. At present, there is no pending litigation or proceeding involving a director, officer or employee of the Company regarding which indemnification is sought, nor is the Company aware of any threatened litigation that may result in claims for indemnification.

ITEM 6.  EXHIBITS AND CURRENT REPORTS ON FORM 8-K

Listed below are all exhibits filed as part of this Quarterly Report on Form 10-Q. Some exhibits are filed by the Company with the SEC pursuant to Rule 12b-32 under the Exchange Act.

(A) Exhibits:

EXHIBIT NO.            DESCRIPTION              LOCATION
2.1                    Agreement and Plan of    Incorporated by reference to Exhibit 2.1 to the Company's
                       Reorganization           Form 10-SB12G as filed with the SEC on July 21, 1999

3.1                    Articles of              Incorporated by reference to Exhibit 3.1 to the Company's
                       Incorporation,           Current Report on Form 8-K as filed with SEC on July 8, 2005 restated as last
                       amended June 10, 2005

3.2                    Bylaws, restated as      Incorporated by reference to Exhibit 3.2 to the Company's
                       last amended April 18,   Current Report on Form 8-K as filed with the SEC on July 21,
                       2005                     1999

4.1                    Form of Common Stock     Incorporated by reference to Schedule 14-A Information
                       Certificate              Statement as filed with SEC on April 29, 2005 and approved by the shareholders on June 10, 2005

4.2                    Amended Samaritan        Incorporated by reference to Exhibit 4.2 to the Company's
                       Pharmaceuticals. Inc.    Quarterly Report on Form 10-QSB as filed with the U.S.
                       2001 Stock Option Plan   Securities

4.3                    Samaritan                Incorporated by reference to Schedule 14-A Information
                       Pharmaceuticals, Inc.    Statement as filed with the SEC on April 19, 2005 and
                       2005 Stock Option Plan   approved by the shareholders on June 10, 2005

10.1                   Assignment of            Incorporated by reference to Exhibit 10.1 to the Company's
                       Invention, dated         Quarterly Report on Form-QSB as filed with the SEC on August
                       September 6, 2000, by    14, 2002
                       and between Linda
                       Johnson and the Company

10.2                   Assignment of            Incorporated by reference to Exhibit 10.2 to the Company's
                       Invention, dated May     Quarterly Report on Form 10-QSB as filed with the SEC on
                       14, 2999, by and         August 14, 2002
                       between Linda Johnson
                       and Spectrum
                       Pharmaceuticals
                       Corporation


10.3                   Assignment of            Incorporated by reference to Exhibit 10.3 to the Company's
                       Invention, dated May     Current Report on form 10-QSB as filed with the SEC on April
                       22, 1990, by and         14, 2002
                       between Alfred T.
                       Sapse and Spectrum
                       Pharmaceutical
                       Corporation

10.4                   Common Stock Purchase    Incorporates by reference to Exhibit 10.1 to the Company's
                       Agreement (Purchase      Current  Report on Form 8-K as filed with the SEC on April
                       Agreement I), dated      25, 2003
                       April 22, 2003, by and
                       between the Company
                       and Fusion Capital
                       Fund II, LLC

10.5                   Registration Rights      Incorporates by reference to Exhibit 10.2 to the Company's
                       Agreement, dated April   Current Report on Form 8-K as filed with SEC on April 25,
                       22, 2003, by and         2003
                       between the Company
                       and Fusion Capital
                       Fund II, LLC

10.6                   Employment Agreement,    Incorporated by reference t Exhibit 10.6 to the Company's
                       dated as of January 1,   Quarterly Report on Form 10-QSB as filed with the SEC on
                       2001, by and between     August 16, 2004
                       Samaritan
                       Pharmaceuticals, Inc.
                       and Mr. Thomas Lang

10.7                   Form of Trust Under      Incorporated by reference to Exhibit 10.10 to the Company's
                       Samaritan                Quarterly Report on Form 10-QSB as filed with the U.S.
                       Pharmaceuticals, Inc.    Securities and Exchange Commission on August 14, 2002
                       Deferred Compensation
                       Plan

10.8                   Employment Agreement,    Incorporated by reference to Exhibit 10.8 to the Company's
                       dated as of June 1,      Quarterly Report on Form 10-QSB as filed with the SEC on
                       2004, by and between     August 14, 2002
                       Samaritan
                       Pharmaceuticals, Inc.
                       and Eugene Boyle

10.9                   Employment Agreement,    Incorporated by reference to Exhibit 10.9 to the Company's
                       dated as of January 1,   Quarterly Report on Form 10-QSB as filed with the SEC on
                       2001, by and between     August 14, 2002
                       Samaritan
                       Pharmaceuticals, Inc.
                       and Janet Greeson

10.10                  Master Clinical Trial    Incorporated by reference to Exhibit 10.10 to the Company's
                       and Full Scale           Quarterly Report on Form 10-QSB as filed with the SEC on
                       Manufacturing            November 15, 2004
                       Agreement, dated
                       October 5, 2004, by
                       and between the
                       Company and
                       Pharmaplaz, LTD


10.11                  Common Stock Purchase    Incorporated by reference to Exhibit 10.11 to the Company's
                       Agreement (Purchase      Quarterly Report on Form 10-QSB as filed with the SEC on May
                       Agreement II), dated     13, 2005
                       May 12, 2005, by and
                       between the Company
                       and Fusion Capital
                       Fund II, LLC

10.12                  Amendment to Common      Incorporated by reference to Exhibit 10.12 to the Company's
                       Stock Purchase           Registration Statement on Form SB-2 as filed with the SEC on
                       Agreement, dated         December 15, 2005
                       December 19, 2005, by
                       and between the
                       Company and Fusion
                       Capital Fund II, LLC

10.13                  Registration Rights      Incorporates by reference to Exhibit 10.12 to the Company's
                       Agreement, dated         Quarterly Report on Form 10-QSB as filed with the SEC on
                       May 12, 2005, by and     May 13, 2005
                       between the Company
                       and Fusion Capital
                       Fund II, LLC

10.14                  Norbrook Supply          Incorporated by reference to Exhibit 1 to the Company's
                       Agreement                Current Report on Form 8-K as filed with the SEC on
                                                September 27, 2005

10.15                  Research Collaboration   Incorporated by reference to Exhibit 10.10 to the Company's
                       and Licensing            Registration Statement on Form SB-2 as filed with the SEC on
                       Agreement, dated June    July 30, 2003
                       8, 2001, by and
                       between the Company
                       and Georgetown
                       University

10.16                  Change in Control        Provided herewith
                       Severance Plan for
                       Certain Covered
                       Executives and
                       Employees of Samaritan
                       Pharmaceuticals, Inc.

10.17                  Form of Samaritan        Provided herewith
                       Pharmaceuticals
                       Directors/Officers
                       Indemnification
                       Agreement

14.1                   The Samaritan            Incorporated by reference to Exhibit 14.1 to the Company's
                       Pharmaceuticals, Inc.    Quarterly Report on Form 10-KSB as filed with the SEC on
                       Code of Conduct          April 15, 2003

16.1                   Letter Regarding         Incorporated by reference to Exhibit 16.1 to the Company's
                       Change in Certifying     Quarterly Report on Form 8-K as filed with the SEC on
                       Accountant               September 27, 2002

21                     List of Subsidiaries     Incorporated by reference to Exhibit 21 to the Company's
                                                Quarterly Report on Form 10-Q as filed with the SEC on May
                                                15, 2006

31.1                   Certification of Chief   Provided herewith
                       Executive Officer re:
                       Section 302

31.2                   Certification of Chief   Provided herewith
                       Financial Officer re:
                       Section 302

32.1                   Certification of Chief   Provided herewith
                       Executive Officer re:
                       Section 906

32.2                   Certification of Chief   Provided herewith
                       Financial Officer re:
                       Section 906


          (B) Current Reports on Form 8-K Filed During The Quarter Ended June 30, 2006

 None.

                                   SIGNATURES
In accordance with Section 13 OR 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             SAMARITAN PHARMACEUTICALS, INC
Dated: August 14, 2006
                                             By: /s/ Eugene Boyle
                                                 --------------------------
                                                 Eugene Boyle,
                                                 Chief Financial Officer,
                                                 Director