Form 10-K/A
period 2005-12-31
SAMARITAN PHARMACEUTICALS INC
filed 2006-11-02
CIK 1057377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K/A

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

Signatures...................................................................41

EXPLANATORY NOTE

This annual report on Form 10K/A is filed for the purpose of adding certain disclosure changes to our 10-K filing on April 13, 2006. This amendment has no impact on our consolidated balance sheets as of December 31, 2005 and 2004, or our consolidated statements of earnings and related earnings per share amounts, consolidated statements of cash flows or consolidated statements of stockholders' equity for the years ended December 31, 2005, 2004 and 2003.

Other than the changes described in the preceding paragraphs, no other information in this Amendment No. 1 has been updated to reflect any subsequent information or events since the original filing of this Form 10-K on April 13, 2006.

         We have added in Item 7- Management Discussion and Analysis of Financial Conditions and Results of Operations a narrative of Research and Development Expense section as well as a Contractual Obligations section.

         Under the Consolidated Financial Statements section:

                  a) We revised our consolidated statements of operations and comprehensive loss and cash flows to also present a separate column for the cumulative amounts required by SFAS 7 that have been subject to audit. We inserted a separate column for the period Inception (September 5, 1994) to December 31, 1996 (Unaudited) and for the period from January 1, 1997 to December 31, 2005 (Audited) on our revised consolidated statements of operations and comprehensive loss and cash flows.

                  b) We also obtained from our auditors a revised audit report to clearly express an opinion on the audited cumulative amounts.

                  c) We revised our consolidated statements of shareholder's deficit to specifically indicate only those periods that were unaudited, rather than labeling the whole statement as audited.

         As SFAS 128 contemplates the presentation of EPS for only quarterly and annual periods, we have removed the presentation of EPS from the cumulative period as presented in the Consolidated Statements of Operation and Comprehensive Income section.

         We updated the Note 2 - Summary of Significant Accounting Policies Subsection R. New Accounting Pronouncements to reflect the adopting of SFAS 149 and SFAS 150.

         Under Note 4- Shareholder' Equity, we added a 2005 calendar year table of the options outstanding and exercisable.

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



Research and Development Expense

Research and development expenses consist of the costs associated with our research activities, as well as the costs associated with our drug discovery efforts, conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Our research and development expenses consist of:
    o external research and development expenses incurred under agreements with third-party contract research organizations and investigative sites, third-party manufacturing organizations and consultants;
    o employee-related expenses, which include salaries and benefits for the personnel involved in our drug discovery and development activities.

We use our employee across multiple research projects, including our drug development programs. We track direct expenses related to our clinical programs on a per project basis. Accordingly, we allocate internal employee-related, as well as third-party costs, to each clinical program. We do not allocate expenses related to preclinical programs.

The following table summarizes our principal product development programs, including the related stages of development for each product candidate in development and the research and development expenses allocated to each clinical product candidate. The information in the column labeled "Estimated Completion of Current Trial" is our estimate of the timing of completion of the current clinical trial or trials for the particular product candidate. The actual timing of completion could differ materially from the estimates provided in the table.


                                                      Estimated
                                                      Completion              Research and Development Expenses
                                      Phase of        of Current                  Year Ended December 31
Product Candidate        Indication   Development     Trial                  2003           2004            2005
------------------------ -----------  -------------   -------------     --------------- -------------- -----------
Clinical Development
   SP-01A                 HIV          Phase 2          2006            $      105,708  $     836,424  $2,263,903
Research and preclinical                                                $      732,500  $     707,497  $1,192,398
                                                                        --------------- -------------- -----------

                                                                        $      838,208  $   1,543,921  $3,456,301
                                                                        =============== ============== ===========


The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from, SP-01A or any of our preclinical product candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

    o the scope, rate of progress and expense of our clinical trials and other research and development activities;
    o the potential benefits of our product candidates over other therapies;
    o our ability to market, commercialize and achieve market acceptance for any of our product candidates that we are developing or may develop in the future;
    o future clinical trial results;
    o the terms and timing of regulatory approvals; and
    o the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or other regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate will be required for the completion of clinical development of a product candidate or if we experience significant delays in enrollment in any our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.


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

Contractual Obligations

      The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2005.

-------------------------------- ------------- ------------- ------------- -------------- ------------
                                                Less than        1-3            4-5        More than
-------------------------------- ------------- ------------- ------------- -------------- ------------
                                    Total         1 Year        Years          Years        5 years
-------------------------------- ------------- ------------- ------------- -------------- ------------
Operating lease obligations          $166,935       $59,940      $106,996              -            -
-------------------------------- ------------- ------------- ------------- -------------- ------------
Other   (1)                        $7,500,000    $1,000,000    $2,000,000     $2,000,000   $2,500,000
-------------------------------- ------------- ------------- ------------- -------------- ------------
Total                              $7,666,935    $1,059,940    $2,106,996     $2,000,000   $2,500,000
-------------------------------- ------------- ------------- ------------- -------------- ------------

(1) Samaritan has a research collaboration (the "Research Collaboration") with Georgetown University to further develop Samaritan's pipeline. Commencing on April 1, 2004, the Research Collaboration term was extended to 2014 and the budget has been increased to $1,000,000 per year. The $1,000,000 paid by Samaritan over four (4) quarterly payments of $250,000 is unallocated and covers the general research and development effort.

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

SAMARITAN PHARMACEUTICAL, INC

Dated: November 2, 2006                            By: /s/ Janet Greeson, Ph.D.
                                                   -----------------------------
                                                   Janet Greeson, Ph.D.
                                                   President, Chief Executive
                                                   Officer, Chairman


Dated:  November 2, 2006                           By: /s/ Eugene Boyle
                                                   -----------------------------
                                                   Eugene Boyle,
                                                   Chief Financial Officer,
                                                   Director


Dated:  November 2, 2006                           By: /s/ Doug Bessert
                                                   -----------------------------
                                                   Doug Bessert
                                                   Director


Dated:  November 2, 2006                           By: /s/ Laurent Lecanu
                                                   -----------------------------
                                                   Laurent Lecanu
                                                   Director


Dated:  November 2, 2006                           By: /s/ H. Thomas Winn
                                                   -----------------------------
                                                   H. Thomas Winn
                                                   Director


Dated:  November 2, 2006                           By: /s/ Cynthia C. Thompson
                                                   -----------------------------
                                                   Cynthia C. Thompson
                                                   Director

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

       Statements of Cash Flows                                            F - 6

       Notes to Financial Statements                                  F-7 - F-14

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Samaritan Pharmaceuticals, Inc.

         We have audited the accompanying consolidated balance sheets of Samaritan Pharmaceuticals, Inc. (a development stage company)as of December 31, 2005 and 2004 and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the years ending December 31, 2005, 2004 and 2003 and for the period from January 1, 2000 through December 31, 2005. The period beginning January 1, 1997 through December 31, 1999 was audited by the predecessor accounting firm. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, the consolidated financial position of Samaritan Pharmaceuticals, Inc. (a development stage company) as of December 31, 2005 and 2004 and the consolidated results of its operations and its cash flows for the years ending December 31, 2005, 2004 and 2003 and for the period from January 1, 2000 through December 31, 2005. The period beginning January 1, 1997 through December 31, 1999 was audited by the predecessor accounting firm, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated cumulative statements of operations and comprehensive income, shareholder's equity and cash flows regarding the period from inception (September 5, 1994) through December 31, 1996, was activity prior to our engagement as auditors upon which we or the predecessor auditor have not performed procedures. Therefore, we do not express an opinion on them.


                                              /s/  Sherb & Co., LLP
                                              ----------------------------------
                                              Sherb & Co., LLP
                                              Certified Public Accountants

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



                                                            SAMARITAN PHARMACEUTICALS, INC.
                                                             (A DEVELOPMENT STAGE COMPANY)

                                              CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                          From
                                        From            Inception
                                    Jan. 1, 1997       (09/05/94)
                                         To                To                     For the Years Ended December 31,
                                   Dec. 31, 2005    December 31, 1996        2005              2004           2003
                                  ---------------  ------------------    ---------------  -------------   -------------
                                    (Audited)         (Unaudited)
REVENUES:
 Consulting                       $      300,000                   -                  -              -         250,000
 Government research grants              256,847                   -            256,847              -               -
                                  ---------------  ------------------    ---------------  -------------   -------------
                                  $      556,847   $               -     $      256,847   $          -    $    250,000
                                  ---------------  ------------------    ---------------  -------------   -------------

EXPENSES:

Research and development               9,657,600              82,171          3,456,301      1,543,921         838,208
Interest, net                            (46,745)                  -            (60,021)       (36,730)          6,334
General and administrative            21,656,210           2,067,188          2,320,011      3,561,302       4,902,213
Depreciation and amortization          1,242,465               3,484             98,115         27,218          23,776
Other income                            (369,130)                  -                  -       (231,350)              -
                                  ---------------  ------------------    ---------------  -------------   -------------
                                      32,140,400           2,152,843          5,814,406      4,864,361       5,770,531
                                  ---------------  ------------------    ---------------  -------------   -------------

NET LOSS                             (31,583,553)         (2,152,843)        (5,557,559)    (4,864,361)     (5,520,531)

Other Comprehensive Income (Loss):
Unrealized gain on marketable
securities                                (3,933)                  -             12,648        (16,580)              -
Foreign translation adjustment           (20,540)                  -            (20,540)             -               -
                                  ---------------  ------------------    ---------------  -------------   -------------
Total Comprehensive Loss          $  (31,587,485)  $      (2,152,843)    $   (5,565,452)  $ (4,880,941)   $ (5,520,531)
                                  ===============  ==================    ===============  =============   =============


Loss per share, basic and diluted                                        $        (0.04)  $      (0.04)   $      (0.07)
                                                                         ===============  =============   =============


Weighted average number of shares
outstanding:

    Basic and diluted                                                       134,560,596    124,483,372      79,767,085
                                                                         ===============  =============   =============


                                            See accompanying notes to the consolidated financial statements

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

             FROM INCEPTION (SEPTEMBER 5, 1994) TO December 31, 2005


                                                                    Shares
                                         Number       Par Value    Reserved     Additional
                                           of          Common         for         Paid in
                                         Shares         Stock      Conversion     Capital       Warrants
                                      -------------   ----------   ----------   ------------   -----------
Inception at September 5, 1994                   -    $       -    $       -              -    $        -

Shares issued for cash, net of
 offering costs                          6,085,386          609            -        635,481             -
Warrants issued for cash                         -            -            -              -         5,000
Shares issued as compensation
 for services                              714,500           71            -      1,428,929             -

Net loss                                         -            -            -              -             -
                                      -------------   ----------   ----------   ------------   -----------
December 31, 1996 (Unaudited)            6,799,886          680            -      2,064,410         5,000

Issuance of stock, prior to
 acquisition                               206,350           21            -        371,134             -
Acquisition of subsidiary for
 stock                                   1,503,000          150            -         46,545             -


Shares of parent redeemed, par
 value $.0001                           (8,509,236)        (851)           -            851             -
Shares of public subsidiary
 issued, par value $.001                 7,689,690        7,690          820         (8,510)            -

Net loss                                         -            -            -              -             -
                                      -------------   ----------   ----------   ------------   -----------

December 31, 1997 (Audited)              7,689,690        7,690          820      2,474,430         5,000

Conversion of parent's shares              696,022          696         (696)             -             -
Shares issued for cash, net of
 offering costs                            693,500          694            -        605,185             -
Shares issued in cancellation
 of debt                                   525,000          525            -        524,475             -
Shares issued as compensation              400,000          400            -        349,600             -

Net loss                                         -            -            -              -             -
                                      -------------   ----------   ----------   ------------   -----------

December 31, 1998 (Audited)             10,004,212       10,005          124      3,953,690         5,000

Conversion of parent's shares               13,000           13          (13)             -             -
Shares issued in cancellation
 of debt                                    30,000           30            -         29,970             -
Shares issued for cash, net of
 offering costs                             45,000           45            -         41,367             -
Shares issued as compensation            3,569,250        3,569            -        462,113             -
Detachable warrants issued                       -            -            -              -       152,125
Detachable warrants exercised              100,000          100            -        148,900      (149,000)
Debentures converted to stock            1,682,447        1,682            -        640,438             -

Net loss                                         -            -            -              -             -
                                      -------------   ----------   ----------   ------------   -----------

December 31, 1999 (Audited)             15,443,909       15,444          111      5,276,478         8,125

Conversion of parent's shares              128,954          129         (111)           (18)            -
Shares issued for cash, net of
offering costs                           1,575,192        1,575            -        858,460             -
Shares issued in cancellation
 of debt                                   875,000          875            -        660,919             -
Shares issued in cancellation
 of accounts payable                       100,000          100            -         31,165             -
Shares issued as compensation            3,372,945        3,373            -      2,555,094             -
Warrants exercised                          38,807           39            -          3,086        (3,125)
Warrants expired                                 -            -            -          5,000        (5,000)

Net loss                                         -            -            -              -             -
                                       ------------    ---------    ----------   ------------   -----------

December 31, 2000 (Audited)             21,534,807       21,535            -      9,390,184             -

         See accompanying notes to the consolidated financial statements



Shares issued for cash, net of
 offering cost                           6,497,088        6,497            -      1,257,758             -
Shares issued as compensation            9,162,197        9,162            -      1,558,599             -
Shares issued for previously
 purchased shares                          342,607          342            -        188,208             -
Shares issued in cancellation
 of accounts payable                       200,000          200            -         68,880             -
Amortization of deferred
 compensation                                    -            -            -              -             -
Stock options issued for
 services                                        -            -            -        439,544             -

Net loss                                         -            -            -              -             -
                                       ------------    ----------   ----------   ------------   -----------

December 31, 2001 (Audited)             37,736,699        37,736            -     12,903,173             -

Shares issued for cash, net of
 offering costs                         18,657,500        18,658            -      2,077,641             -
Shares issued as compensation            3,840,525         3,841            -      1,044,185             -
Shares issued for previously
 purchased shares                           50,000            50            -          4,950             -
Shares issued in cancellation
 of accounts payable                     4,265,184         4,265            -        539,291             -
Amortization of deferred
 compensation                                    -             -            -                            -
Shares issued in cancellation
 of notes payable                                -             -            -              -             -
Stock options issued for
  services                                       -             -            -        225,000             -

Net loss                                         -             -            -              -             -
                                       ------------    ----------   ----------   ------------   -----------

December 31, 2002 (Audited)             64,549,908        64,550                  16,794,240


Shares issued for cash, net of
 offering costs                         17,493,664        17,493            -      2,392,296             -
Shares issued as compensation            4,062,833         4,063            -        549,779             -
Shares issued for previously
 purchased shares                        1,160,714         1,161            -        161,339             -
Shares issued in cancellation
 of accounts payable and
 accrued compensation                    9,615,870         9,616            -      3,448,950             -
Shares issued in cancellation
of notes payable                                 -             -            -              -             -
Shares issued in connection
 with equity financing                   3,125,000         3,125                      (3,125)            -
Exercise of stock options                7,770,892         7,771            -      1,112,077             -
Shares reacquired in settlement
 of judgement                           (1,564,048)       (1,564)           -        251,812             -
Stock options issued for
 services                                        -             -            -        145,000             -

Net loss                                         -             -            -                            -
                                       ------------    ----------   ----------   ------------   -----------

December 31, 2003 (Audited)            106,214,833       106,214            -     24,852,369             -


Shares issued for cash, net
 of offering costs                      11,426,733        11,427            -      4,289,511             -
Shares issued as compensation,
expensed                                 2,081,249         2,081            -      1,788,397             -
Amortization of deferred
compensation                                     -             -            -              -             -
Shares issued for previously
 purchased shares                           83,332            83            -         12,417             -
Exercise of stock options               16,950,468        16,951            -      4,841,869             -
Exercise of warrants                       635,000           635            -        449,365             -
Shares issued in connection
 with equity financing                   8,758,240         8,758            -      3,091,243             -
Stock retired in settlement of
 subscriptions receivable              (13,869,656)      (13,870)           -     (5,964,798)            -
Shares reacquired in settlement
of judgement                              (250,000)         (250)           -       (231,100)            -
Stock options issued for services                -             -            -        567,771             -
Other comprehensive income (loss)                -             -            -              -             -

Net Loss                                         -             -            -              -             -
                                       ------------    ----------   ----------   ------------   -----------
December 31, 2004 (Audited)            132,030,199     $ 132,030    $       -    $33,697,043    $        -

Shares issued as compensation,
expensed                                   398,900           399            -        196,785             -
Amortization of deferred
compensation                                     -             -            -              -             -
Exercise of stock options                  170,000           170                      31,330
Shares issued in connection
with equity financing                    4,267,175         4,267            -      1,599,473             -
Stock options issued for services                -             -            -         65,052             -
Other comprehensive income (loss)                -             -            -              -             -

Net loss                                         -             -            -              -             -
                                       ------------    ----------   ----------   ------------   -----------

December 31, 2005 (Audited)            136,866,274     $ 136,866    $       -    $35,589,683    $        -
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

         See accompanying notes to the consolidated financial statements



                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STATE COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

             FROM INCEPTION (SEPTEMBER 5, 1994) TO December 31, 2005

                                               Accumulated
                                                  Other          Stock                                       Total
                                    Deferred    Comprehensive Subscriptions  Treasury    Accumulated     Shareholders'
                                   Compensation   Income      Receivable     Shares       Deficit          Deficit
                                  ------------- ------------ ------------  -----------  -------------   ---------------
Inception at September 5, 1994    $         -             -  $         -   $        -   $          -    $            -

Shares issued for cash, net of
 offering costs                             -             -            -            -              -           636,090
Warrants issued for cash                    -             -            -            -              -             5,000
Shares issued as compensation
 for services                               -             -            -            -              -         1,429,000

Net loss                                    -             -            -            -     (2,152,843)       (2,152,843)
                                  ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 1996 (Unaudited)               -             -            -            -     (2,152,843)          (82,753)

Issuance of stock, prior to
 acquisition                                -             -            -            -              -           371,155
Acquisition of subsidiary
 for stock                                  -             -            -            -              -            46,695


Shares of parent redeemed,
 par value $.0001                           -             -            -            -              -                 -
Shares of public subsidiary
 issued, par value $.001                    -             -            -            -              -                 -

Net loss                                    -             -            -            -       (979,635)         (979,635)
                                  ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 1997 (Audited)                 -             -            -            -     (3,132,478)         (644,538)

Conversion of parent's shares               -             -            -            -              -                 -
Shares issued for cash, net
 of offering costs                          -             -            -            -              -           605,879
Shares issued in cancellation
 of debt                                    -             -            -            -              -           525,000
Shares issued as compensation               -             -            -            -              -           350,000

Net loss                                    -             -            -            -     (1,009,945)       (1,009,945)
                                  ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 1998 (Audited)                 -             -            -            -     (4,142,423)         (173,604)

Conversion of parent's shares               -             -            -            -              -                 -
Shares issued in cancellation
 of debt                                    -             -            -            -              -            30,000
Shares issued for cash, net of
 offering costs                             -             -            -            -              -            41,412
Shares issued as compensation               -             -            -            -              -           465,682
Detachable warrants issued                  -             -            -            -              -           152,125
Detachable warrants exercised               -             -            -            -              -                 -
Debentures converted to stock               -             -            -            -              -           642,120

Net loss                                    -             -            -            -     (1,671,255)       (1,671,255)
                                  ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 1999 (Audited)                 -             -            -            -     (5,813,678)         (513,520)

Conversion of parent's shares               -             -            -            -              -                 -
Shares issued for cash, net of
 offering costs                             -             -            -            -              -           860,035
Shares issued in cancellation
 of debt                                    -             -            -            -              -           661,794
Shares issued in cancellation
 of accounts payable                        -             -            -            -              -            31,265
Shares issued as compensation        (759,560)            -            -            -              -         1,798,907
Warrants exercised                          -             -            -            -              -                 -
Warrants expired                            -             -            -            -              -                 -

Net loss                                    -             -            -            -     (3,843,308)       (3,843,308)
                                  ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 2000 (Audited)          (759,560)            -            -            -     (9,656,986)       (1,004,827)



         See accompanying notes to the consolidated financial statements



Shares issued for cash, net
 of offering costs                          -             -            -            -              -         1,264,255
Shares issued as compensation        (230,512)            -            -            -              -         1,337,249
Shares issued for previously
 purchased shares                           -             -            -            -              -           188,550
Shares issued in cancellation
 of accounts payable                        -             -            -            -              -            69,080
Amortization of deferred
  compensation                        495,036             -            -            -              -           495,036
Stock options issued for
 services                                   -             -            -            -              -           439,544
Net loss                                    -             -            -            -     (4,079,806)       (4,079,806)
                                   ----------- ------------- ------------  -----------  -------------   ---------------
December 31, 2001 (Audited)          (495,036)            -            -            -    (13,736,792)       (1,290,919)

Shares issued for cash, net
 of offering costs                          -             -            -            -              -         2,096,299
Shares issued as compensation               -             -            -            -              -         1,048,026
Shares issued for previously
 purchased shares                           -             -            -            -              -             5,000
Shares issued in cancellation
 of accounts payable                        -             -            -            -              -           543,556
Amortization of deferred
 compensation                         495,036             -            -            -              -           495,036
Shares issued in cancellation
 of notes payable                           -             -            -            -              -                 -
Stock options issued for
 services                                   -             -            -            -              -           225,000
Net loss                                    -             -            -            -     (4,057,153)       (4,057,153)
                                   ----------- ------------- ------------  -----------  -------------   ---------------
December 31, 2002 (Audited)                 -             -            -            -    (17,793,945)         (935,155)


Shares issued for cash, net of
 offering costs                             -             -            -            -              -         2,409,789
Shares issued as compensation               -             -            -            -              -           553,842
Shares issued for previously
 purchased shares                           -             -            -            -              -           162,500
Shares issued in cancellation
 of accounts payable and
 accrued compensation                       -             -            -            -              -         3,458,566
Shares issued in cancellation
 of notes payable                           -             -                                                      -
Shares issued in connection
 with equity financing                      -             -            -            -              -                 -
Exercise of stock options                   -             -   (1,119,848)           -              -                 -
Shares reacquired in settlement
 of judgement                               -             -            -     (250,248)             -                 -
Stock options issued for
 services                                   -             -            -            -              -           145,000
Net loss                                    -             -            -            -     (5,520,531)       (5,520,531)
                                   ----------- ------------- ------------  -----------  -------------   ---------------
December 31, 2003 (Audited)                 -             -   (1,119,848)    (250,248)   (23,314,476)          274,011

Shares issued for cash, net
 of offering costs                          -             -           -            -              -          4,300,938
Shares issued as compensation,
expensed                             (544,416)            -           -            -              -          1,246,062
Amortization of deferred
compensation                          240,000             -           -            -              -            240,000
Shares issued for previously
 purchased shares                           -             -           -            -              -             12,500
Exercise of stock options                   -             -  (4,858,820)           -              -                  -
Exercise of warrants                        -             -           -            -              -            450,000
Shares issued in connection
 with equity financing                      -             -           -            -              -          3,100,001
Stock retired in settlement of
 subscriptions receivable                   -             -   5,978,668            -              -                  -
Shares reacquired in settlement
of judgement                                -             -                        -              -           (231,350)
Stock options issued for services           -             -                        -              -            567,771
Other comprehensive income (loss)           -       (16,580)                       -              -            (16,580)
Net Loss                                    -             -           -            -     (4,864,361)        (4,864,361)
                                  ------------ ------------- -----------   ----------   ------------   ----------------
December 31, 2004 (Audited)       $  (304,416) $    (16,580) $        0    $(250,248)  $(28,178,837)   $     5,078,992

Shares issued as compensation,
expensed                             (128,034)           -            -            -              -             69,150
Amortization of deferred
compensation                          392,416            -            -            -              -            392,416
Exercise of stock options                   -            -                         -              -             31,500
Shares issued in connection
with equity financing                       -            -            -            -              -          1,603,740
Stock options issued for services           -            -            -            -              -             65,052
Other comprehensive income (loss)           -       (7,892)           -            -              -             (7,892)
Net loss                                    -            -            -            -     (5,557,559)        (5,557,559)
                                  ------------ ------------  -----------   ----------   ------------   ----------------

December 31, 2005 (Audited)           (40,034) $   (24,472)  $        -    $(250,248)  $(33,736,396)         1,675,399
                                  ============ ============  ===========   ==========   ============   ================



         See accompanying notes to the consolidated financial statements

                           SAMARITAN PHARMACEUTICALS, INC.

                            (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                FROM INCEPTION (SEPTEMBER 5, 1994) AND FOR THE YEARS
                            ENDED DECEMBER 31, 2003-2005

                                                                From                                                      From
                                                From          Inception                                                 Inception
                                             Jan. 1, 1997    (09/05/94)                                              (Sep. 5, 1994)
                                                 To              To            For the Years Ended December 31,             To
CASH FLOWS FROM OPERATING ACTIVITIES:        Dec. 31, 2005  Dec. 31, 1996    2005           2004          2003        DEC. 31, 2005
                                             -------------  ------------- -------------  ------------ -------------- ---------------
                                                (Audited)     (Unaudited)                                              (Unaudited)
Net loss                                     $(31,583,553)    (2,152,843) $ (5,751,359)  $(4,864,361) $  (5,520,531) $  (33,736,396)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                 1,242,465          3,484        98,115        27,218         23,776       1,245,949
  Stock based compensation                      8,230,280      1,429,000        69,150     1,246,062      2,859,705       9,659,280
  Stock options issued for services             1,442,367              -        65,052       567,771        145,000       1,442,367
  Amortization of deferred compensation         1,622,488              -       586,216       240,000              -       1,622,488
  Foreign currency loss                           (20,540)             -       (20,540)                                     (20,540)
  Other income                                   (231,350)             -             -      (231,350)             -        (231,350)
(Increase) decrease in assets:
  Accounts receivable                             (56,701)         5,584       (51,117)                                     (51,117)
  Interest receivable and prepaids                (66,688)             -        22,901       (55,092)       (18,256)        (66,688)
  Deposits                                         13,724           (783)            -             -         12,941          12,941
Increase (decrease) in liabilities:
  Deferred revenue                               (200,000)       200,000             -             -       (250,000)              -
  Accounts payable and accrued expenses         2,347,341         29,274       345,634      (218,144)       513,524       2,376,615
                                             -------------  ------------- -------------  ------------ -------------- ---------------

NET CASH USED IN OPERATING ACTIVITIES         (17,260,167)      (486,284)   (4,635,948)   (3,287,896)    (2,233,841)    (17,746,451)
                                             -------------  ------------- -------------  ------------ -------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of technology                            (13,492)       (95,477)            -             -              -        (108,969)
Purchase of furniture and equipment              (325,659)       (12,837)     (222,533)      (17,316)       (13,902)       (338,496)
Note receivable                                  (250,000)             -             -      (250,000)             -        (250,000)
(Purchase) liquidation of Marketable
 securities                                      (500,000)             -     1,500,000    (2,000,000)             -        (500,000)
Patent registration costs                        (719,620)       (24,866)     (305,007)     (227,862)        (4,832)       (744,486)
                                             -------------  ------------- -------------  ------------ -------------- ---------------

NET CASH USED IN INVESTING ACTIVITIES          (1,808,771)      (133,180)      972,460    (2,495,178)       (18,734)     (1,941,951)
                                             -------------  ------------- -------------  ------------ -------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants/options                    638,625              -        31,500       450,000              -         638,625
Proceeds from debentures                          642,120              -             -             -              -         642,120
Proceeds from stock issued for cash            11,942,479        641,090             -     4,300,938      2,409,790      12,583,569
Proceeds from equity financing                  4,703,742              -     1,603,741     3,100,001              -       4,703,742
Common stock to be issued                         252,309              -             -             -         12,500         252,309
Short-term loan repayments                       (288,422)             -             -             -       (156,955)       (288,422)
Short-term loan proceeds                        1,612,922              -        46,259             -              -       1,612,922
                                             -------------  ------------- -------------  ------------ -------------- ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES      19,503,775        641,090     1,681,500     7,850,940      2,265,335      20,144,865
                                             -------------  ------------- -------------  ------------ -------------- ---------------

CHANGE IN CASH                                    434,837         21,626    (1,981,988)    2,067,866         12,760         456,463
CASH AT BEGINNING OF PERIOD                        21,626              -     2,438,451       370,585        357,825               -
                                             -------------  ------------- -------------  ------------ -------------- ---------------

CASH AT END OF PERIOD                        $    456,463   $     21,626  $    456,463   $ 2,438,451  $     370,585  $      456,463
                                             =============  ============= =============  ============ ============== ===============

NON-CASH FINANCING & INVESTING ACTIVITIES:

Purchase of net, non-cash assets of
 subsidiary for stock                        $        195   $          -  $          -   $         -  $           -  $          195
Short-term debt retired through issuance
 of stock                                    $  1,890,695   $          -  $          -   $         -  $           -  $    1,890,695
Issuance of common stock, previously
 subscribed                                  $    180,000   $          -  $          -   $    12,500  $     162,500  $      180,000
Treasury stock acquired through settlement
 of judgement                                $    250,248   $          -  $          -   $         -  $     250,248  $      250,248
Stock subscriptions receivable               $  1,119,848   $          -  $          -   $         -  $   1,119,848  $    1,119,848
Stock retired in settlement of
 subscriptions receivable                    $ (5,978,668)  $             $              $(5,978,668) $           -  $   (5,978,668)
Stock received in settlement                 $   (231,350)  $          -  $          -   $  (231,350) $           -  $     (231,350)
Stock as compensation for services           $  5,175,792   $  1,357,735  $  1,357,735   $ 1,246,062  $   3,929,730  $    6,533,527
Stock issued in cancellation of accounts
 payable                                     $ l4,248,938   $          -  $          -   $         -  $   1,815,203  $    4,248,938
Exercise of stock options                    $  4,858,820   $          -  $          -   $ 4,858,820  $           -  $    4,858,820

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

Accordingly, compensation cost for the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the 'disclosure only' alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

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

R.       New Accounting Pronouncements


In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (`SFAS 149'), 'Amendment of Statement 133 on Derivative Instruments and Hedging Activities'. This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of SFAS 149 did not have a material effect on the business, results of operations, and financial condition of the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ('SFAS 150'), 'Accounting for Certain Financial Instruments and Characteristics of both Liabilities and Equity'. SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 became effective for financial instruments entered into or modified after May 31, 2003. The Corporation has not issued any such instruments and therefore the adoption of SFAS 150 did not have any effect on the business, results of operations, and financial condition of the Company.


In December 2004, the FASB issued FASB Statement No. 123R, 'Share-Based Payment, an Amendment of FASB Statement No. 123' ('FAS No. 123R'). FAS No. 123R requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006.

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

                                 2003             2004             2005
                             ------------     ------------     ------------

Expected dividend yield            0%               0%                 0%
Risk-free interest rate            5%               5%                 5%
Annualized volatility            122%              82%                 NA
Average quarterly volatility
for applicable quarters                                               41%



-------------------------------------------------------------------------------------------------------------
                                             Calendar Year 2005
-------------------------------------------------------------------------------------------------------------
                     Options Outstanding Options Exercisable
--------------- ------------------------------------------------------- -------------------------------------
                                      Weighted
                                     -Average
 Range of                           Remaining
  Exercise          Number          Contractual      Weighted -Average       Number        Weighted-Average
   Prices         Outstanding      Life (Months)      Exercise Price       Exercisable      Exercise Price
--------------- ---------------- ----------------- -------------------- ---------------- --------------------
   .15 -.25         737,500             14                 .19              737500               .19
--------------- ---------------- ----------------- -------------------- ---------------- --------------------
   .25-.50         4,682,435            94                 .35             4,682,435             .35
--------------- ---------------- ----------------- -------------------- ---------------- --------------------
   .50-1.00       16,806,083            84                 .64            16,806,083             .64
--------------- ---------------- ----------------- -------------------- ---------------- --------------------
  Above 1.00       1,630,000            92                1.15             1,630,000            1.15
--------------- ---------------- ----------------- -------------------- ---------------- --------------------


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

NOTE 7   -   RESEARCH AND DEVELOPMENT COSTS

Research and development expenses consist of the costs associated with our research activities, as well as the costs associated with our drug discovery efforts, conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Our research and development expenses consist of:
    o external research and development expenses incurred under agreements with third-party contract research organizations and investigative sites, third-party manufacturing organizations and consultants;
    o employee-related expenses, which include salaries and benefits for the personnel involved in our drug discovery and development activities.

We use our employee across multiple research projects, including our drug development programs. We track direct expenses related to our clinical programs on a per project basis. Accordingly, we allocate internal employee-related, as well as third-party costs, to each clinical program. We do not allocate expenses related to preclinical programs.

The following table summarizes our principal product development programs, including the related stages of development for each product candidate in development and the research and development expenses allocated to each clinical product candidate. The information in the column labeled "Estimated Completion of Current Trial" is our estimate of the timing of completion of the current clinical trial or trials for the particular product candidate. The actual timing of completion could differ materially from the estimates provided in the table.


                                                      Estimated
                                                      Completion              Research and Development Expenses
                                      Phase of        of Current                  Year Ended December 31
Product Candidate        Indication   Development     Trial                  2003           2004            2005
------------------------ -----------  -------------   -------------     --------------- -------------- -----------
Clinical Development
   SP-01A                 HIV          Phase 2          2006            $      105,708  $     836,424  $2,263,903
Research and preclinical                                                $      732,500  $     707,497  $1,192,398
                                                                        --------------- -------------- -----------

                                                                        $      838,208  $   1,543,921  $3,456,301
                                                                        =============== ============== ===========


The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from, SP-01A or any of our preclinical product candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

    o the scope, rate of progress and expense of our clinical trials and other research and development activities;
    o the potential benefits of our product candidates over other therapies;
    o our ability to market, commercialize and achieve market acceptance for any of our product candidates that we are developing or may develop in the future;
    o future clinical trial results;
    o the terms and timing of regulatory approvals; and
    o the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or other regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate will be required for the completion of clinical development of a product candidate or if we experience significant delays in enrollment in any our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.


NOTE 8   -   LITIGATION

Samaritan, from time to time, is involved in various legal proceedings in the ordinary course of its business.

NOTE 9   -   RELATED PARTY TRANSACTIONS

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

The CEO and CFO of the Company are mother and son.

NOTE 10  -   OTHER INCOME

In the December 31, 2004 financial statements, other income consists of the return of 250,000 shares of common stock that had been issued as compensation to a consultant in a prior year. The shares were returned due to the fact that the services were not performed. The shares were valued at their original issuance value, $231,350.

NOTE 11   -   FUSION TRANSACTION

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

NOTE 12   -   RISKS AND UNCERTAINTIES

Marketability of the product is dependent, among other things, upon securing additional capital to successfully complete the clinical testing of the product, securing FDA approval, and procurement of viable patents.

NOTE 13   -   QUARTERLY FINANCIAL DATA - (Unaudited)

The following quarterly financial data are unaudited, but in the opinion of management include all necessary adjustments for a fair presentation of the interim results.

                                         First             Second            Third            Fourth
                                         Quarter           Quarter           Quarter          Quarter           Total
                                       ------------      ------------      ------------      -----------      ----------
Year ended December 31, 2005
Government Research Grants             $         -       $    15,250       $   120,179       $  121,418      $  256,847
Income from operations                  (1,261,556)       (1,470,396)       (1,344,515)      (1,481,092)     (5,557,559)
Net income (loss)                       (1,261,556)       (1,470,396)       (1,344,515)      (1,481,092)     (5,557,559)
Basic and diluted earnings (loss)
per share                              $      (.01)       $     (.01)      $      (.01)      $     (.01)     $     (.04)


                                         First             Second            Third            Fourth
                                         Quarter           Quarter           Quarter          Quarter           Total
                                       ------------      ------------      ------------      -----------      ----------
Year ended December 31, 2004
Government Research Grants             $         -       $         -       $         -       $        -      $        -
Income from operations                    (828,585)       (1,022,835)         (959,172)      (2,053,769)     (4,864,361)
Net income (loss)                         (828,585)       (1,022,835)         (959,172)      (2,053,769)     (4,864,361)
Basic and diluted earnings (loss)
per share                              $      (.01)       $     (.01)      $      (.01)      $     (.01)     $     (.04)


NOTE 14   -   SUBSEQUENT EVENTS (Unaudited)

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