Form 10-Q
period 2006-09-30
SAMARITAN PHARMACEUTICALS INC
filed 2006-11-14
CIK 1057377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[x] Quarterly Report Pursuant To SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

               For The Quarterly Period Ended September 30, 2006

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ____to____

                        Commission File Number 001-32287


                         Samaritan Pharmaceuticals, Inc.
               (Exact name of registrant as specified in charter)


                     Nevada                               88-043153
        (State or other jurisdiction of     (I.R.S. Employer Identification No.)
         Incorporation or organization)

         101 Convention Center Drive, Suite 310, Las Vegas, Nevada 89109
                 (Address of principal executive offices) (Zip)

                                 (702) 735-7001
                 Issuer's telephone number, including area code


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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes[ ] No[x]

The number of shares of common stock issued and outstanding as of November 13, 2006 was 156,652,708.

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
                                                                        Page No.
Item 1.     Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2006 and December 31,
2005........................................................................3

Consolidated Statements of Operations for the period from Inception (September 5, 1994) to September 30, 2006, and for the Nine (9)
Months and Three (3) Months Ended September 30, 2006 and 2005...............4

Consolidated Statements of Shareholder's Equity (Deficit) for the
period from Inception (September 5, 1994) to September 30, 2006.............5

Consolidated Statements of Cash Flows for the period from Inception (September 5, 1994) to September 30, 2006 and for the Nine (9) Months
Ended September 30, 2006 and 2005 ..........................................6

Notes to Interim Financial Statements.......................................7

Item 2. Management's Discussion and Analysis and Plan of Operation.........13

Item 3. Controls and Procedures............................................20
x

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings..................................................20

Item 1A.  Risk Factors.....................................................20
x

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds........29

Item 3. Defaults Upon Senior Securities....................................29

Item 4. Submission of Matters to a Vote of Security Holders................29

Item 5. Other Information..................................................29

Item 6. Exhibits...........................................................30

Signatures

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS

                                                           September 30,         December 31,
                                                               2006                  2005
                                                       --------------------   ------------------
CURRENT ASSETS:
    Cash and cash equivalents                          $         2,125,558    $         456,463
    Grants receivable                                                    -               51,117
    Marketable securities                                                -              496,068
    Note receivable                                                250,000              250,000
    Interest receivable                                             63,534               42,861
    Prepaid expenses                                                22,219               10,587
                                                       --------------------   ------------------
              TOTAL CURRENT ASSETS                               2,461,311            1,307,096

PROPERTY AND EQUIPMENT                                             147,500              206,803
                                                       --------------------   ------------------

OTHER ASSETS:
    Patent registration costs                                      826,446              700,798
    Purchased  technology rights                                    11,811               19,983
    Organization costs-Samaritan Europe                              3,605                    -
    Deposits                                                         2,779                2,779
                                                       --------------------   ------------------
              TOTAL OTHER ASSETS                                   844,641              723,560
                                                       --------------------   ------------------

                                                       $         3,453,452    $       2,237,459
                                                       ====================   ==================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                   $           155,181    $         267,945
    Accrued officers' salaries                                     517,314              247,856
    Common stock to be issued                                           -                46,259
                                                       --------------------   ------------------
              TOTAL CURRENT LIABILITIES                            672,495              562,060
                                                       --------------------   ------------------

SHAREHOLDERS'  EQUITY:
    Preferred stock, 5,000,000 shares authorized
     at $.001 par value, -0- issued and
     outstanding                                                         -                    -
    Common stock, 250,000,000 shares authorized
     at $.001 par value,  156,006,838 and 136,866,274
     issued and outstanding at September 30,2006 and
     December 31, 2005, respectively                               156,007              136,866
    Additional paid-in capital                                  41,804,687           35,589,683
    Deferred compensation                                                -              (40,034)
    Treasury stock                                                (250,248)            (250,248)
    Accumulated other comprehensive income                          32,609              (24,472)
    Accumulated deficit during development stage               (38,962,098)         (33,736,396)
                                                       --------------------   ------------------
              TOTAL SHAREHOLDERS' EQUITY                         2,780,957            1,675,399
                                                       --------------------   ------------------

                                                       $         3,453,452    $       2,237,459
                                                       ====================   ==================




   See accompanying notes to the consolidated financial statements (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                From
                                              Inception
                                             (09/05/94)       Nine months ended September 30,  Three months ended September 30,
                                                  To          -------------------------------- --------------------------------
                                          September 30, 2006       2006            2005             2006             2005
                                         -------------------- --------------- ---------------- ---------------- ---------------

REVENUES:
Consulting                               $           300,000  $            -  $             -  $             -  $            -
Government research grants                           289,226          32,379          135,429           10,586         120,179
                                         -------------------- --------------- ---------------- ---------------- ---------------
                                                     589,226          32,379          135,429           10,586         120,179
                                         -------------------- --------------- ---------------- ---------------- ---------------

EXPENSES:

Research and development                          12,893,031       3,153,260        2,365,103        1,053,552         824,204
Interest, net                                        (70,881)        (24,136)         (47,878)          (7,622)        (13,401)
General and administrative                        25,741,273       2,017,875        1,844,385          701,144         628,357
Depreciation and amortization                      1,353,871         107,922           50,286           38,100          25,534
Other (income)loss                                  (365,970)          3,160                -                -               -
                                         -------------------- --------------- ---------------- ---------------- ---------------
                                                  39,551,324       5,258,081        4,211,896        1,785,174       1,464,694
                                         -------------------- --------------- ---------------- ---------------- ---------------


NET LOSS                                         (38,962,098)     (5,225,702)      (4,076,467)      (1,774,588)     (1,344,515)

Other Comprehensive loss
Unrealized loss on marketable securities                   -           3,933            9,342                -           3,647
Foreign currency translation adjustment               32,609          53,149          (16,904)          43,620          (1,528)

                                         -------------------- --------------- ---------------- ---------------- ---------------
Total Comprehensive loss                 $       (38,929,489) $   (5,168,620) $    (4,084,029) $    (1,730,968) $   (1,342,396)
                                         ==================== =============== ================ ================ ===============


Loss per share, basic  and diluted                            $        (0.04) $         (0.03) $         (0.01) $        (0.01)
                                                              =============== ================ ================ ===============





Weighted average number of shares outstanding:

                             Basic and diluted                   143,932,392      134,034,155      151,018,029     135,767,894
                                                              =============== ================ ================ ===============

   See accompanying notes to the consolidated financial statements (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT


                                                                    Shares
                                         Number       Par Value    Reserved     Additional
                                           of          Common         for         Paid in
                                         Shares         Stock      Conversion     Capital       Warrants
                                      -------------   ----------   ----------   ------------   -----------
Inception at September 5, 1994                   -    $       -    $       -              -    $        -

Shares issued for cash, net of
 offering costs                          6,085,386          609            -        635,481             -
Warrants issued for cash                         -            -            -              -         5,000
Shares issued as compensation
 for services                              714,500           71            -      1,428,929             -

Net loss                                         -            -            -              -             -
                                      -------------   ----------   ----------   ------------   -----------
December 31, 1996 (Unaudited)            6,799,886          680            -      2,064,410         5,000

Issuance of stock, prior to
 acquisition                               206,350           21            -        371,134             -
Acquisition of subsidiary for
 stock                                   1,503,000          150            -         46,545             -


Shares of parent redeemed, par
 value $.0001                           (8,509,236)        (851)           -            851             -
Shares of public subsidiary
 issued, par value $.001                 7,689,690        7,690          820         (8,510)            -

Net loss                                         -            -            -              -             -
                                      -------------   ----------   ----------   ------------   -----------

December 31, 1997 (Audited)              7,689,690        7,690          820      2,474,430         5,000

Conversion of parent's shares              696,022          696         (696)             -             -
Shares issued for cash, net of
 offering costs                            693,500          694            -        605,185             -
Shares issued in cancellation
 of debt                                   525,000          525            -        524,475             -
Shares issued as compensation              400,000          400            -        349,600             -

Net loss                                         -            -            -              -             -
                                      -------------   ----------   ----------   ------------   -----------

December 31, 1998 (Audited)             10,004,212       10,005          124      3,953,690         5,000

Conversion of parent's shares               13,000           13          (13)             -             -
Shares issued in cancellation
 of debt                                    30,000           30            -         29,970             -
Shares issued for cash, net of
 offering costs                             45,000           45            -         41,367             -
Shares issued as compensation            3,569,250        3,569            -        462,113             -
Detachable warrants issued                       -            -            -              -       152,125
Detachable warrants exercised              100,000          100            -        148,900      (149,000)
Debentures converted to stock            1,682,447        1,682            -        640,438             -

Net loss                                         -            -            -              -             -
                                      -------------   ----------   ----------   ------------   -----------

December 31, 1999 (Audited)             15,443,909       15,444          111      5,276,478         8,125

Conversion of parent's shares              128,954          129         (111)           (18)            -
Shares issued for cash, net of
offering costs                           1,575,192        1,575            -        858,460             -
Shares issued in cancellation
 of debt                                   875,000          875            -        660,919             -
Shares issued in cancellation
 of accounts payable                       100,000          100            -         31,165             -
Shares issued as compensation            3,372,945        3,373            -      2,555,094             -
Warrants exercised                          38,807           39            -          3,086        (3,125)
Warrants expired                                 -            -            -          5,000        (5,000)

Net loss                                         -            -            -              -             -
                                       ------------    ---------    ---------   ------------   -----------

December 31, 2000 (Audited)             21,534,807       21,535            -      9,390,184             -

   See accompanying notes to the consolidated financial statements (unaudited)



Shares issued for cash, net of
 offering cost                           6,497,088         6,497           -      1,257,758             -
Shares issued as compensation            9,162,197         9,162           -      1,558,599             -
Shares issued for previously
 purchased shares                          342,607           342           -        188,208             -
Shares issued in cancellation
 of accounts payable                       200,000           200           -         68,880             -
Amortization of deferred
 compensation                                    -             -           -              -             -
Stock options issued for
 services                                        -             -           -        439,544             -

Net loss                                         -             -           -              -             -
                                       ------------    ----------    --------   ------------   -----------

December 31, 2001 (Audited)             37,736,699        37,736           -     12,903,173             -

Shares issued for cash, net of
 offering costs                         18,657,500        18,658           -      2,077,641             -
Shares issued as compensation            3,840,525         3,841           -      1,044,185             -
Shares issued for previously
 purchased shares                           50,000            50           -          4,950             -
Shares issued in cancellation
 of accounts payable                     4,265,184         4,265           -        539,291             -
Amortization of deferred
 compensation                                    -             -           -                            -
Shares issued in cancellation
 of notes payable                                -             -           -              -             -
Stock options issued for
  services                                       -             -           -        225,000             -

Net loss                                         -             -           -              -             -
                                       ------------    ----------   ---------   ------------   -----------

December 31, 2002 (Audited)             64,549,908        64,550                  16,794,240


Shares issued for cash, net of
 offering costs                         17,493,664        17,493           -      2,392,296             -
Shares issued as compensation            4,062,833         4,063           -        549,779             -
Shares issued for previously
 purchased shares                        1,160,714         1,161           -        161,339             -
Shares issued in cancellation
 of accounts payable and
 accrued compensation                    9,615,870         9,616           -      3,448,950             -
Shares issued in cancellation
of notes payable                                 -             -           -              -             -
Shares issued in connection
 with equity financing                   3,125,000         3,125                     (3,125)            -
Exercise of stock options                7,770,892         7,771           -      1,112,077             -
Shares reacquired in settlement
 of judgement                           (1,564,048)       (1,564)          -        251,812             -
Stock options issued for
 services                                        -             -           -        145,000             -

Net loss                                         -             -           -                            -
                                       ------------    ----------   ---------   ------------   -----------

December 31, 2003 (Audited)            106,214,833       106,214           -     24,852,369             -


Shares issued for cash, net
 of offering costs                      11,426,733        11,427           -      4,289,511             -
Shares issued as compensation,
expensed                                 2,081,249         2,081           -      1,788,397             -
Amortization of deferred
compensation                                     -             -           -              -             -
Shares issued for previously
 purchased shares                           83,332            83           -         12,417             -
Exercise of stock options               16,950,468        16,951           -      4,841,869             -
Exercise of warrants                       635,000           635           -        449,365             -
Shares issued in connection
 with equity financing                   8,758,240         8,758           -      3,091,243             -
Stock retired in settlement of
 subscriptions receivable              (13,869,656)      (13,870)          -     (5,964,798)            -
Shares reacquired in settlement
of judgement                              (250,000)         (250)          -       (231,100)            -
Stock options issued for services                -             -           -        567,771             -
Other comprehensive income (loss)                -             -           -              -             -

Net Loss                                         -             -           -              -             -
                                       ------------    ----------   ---------   ------------   -----------
December 31, 2004 (Audited)            132,030,199       132,030           -     33,697,043             -

Shares issued as compensation,
expensed                                   398,900           399           -        196,785             -
Amortization of deferred
compensation                                     -             -           -              -             -
Exercise of stock options                  170,000           170                     31,330
Shares issued in connection
with equity financing                    4,267,175         4,267           -      1,599,473             -
Stock options issued for services                -             -           -         65,052             -
Other comprehensive income (loss)                -             -           -              -             -

Net loss                                         -             -           -              -             -
                                       ------------    ----------   ---------   ------------   -----------

December 31, 2005 (Audited)            136,866,274       136,866           -     35,589,683             -

Shares issued for cash, net of
offering cost                            7,212,500         7,213           -      2,037,787             -
Amortization of deferred
compensation                                     -             -           -              -             -
Exercise of stock options                  450,926           451           -         64,050             -
Shares issued in connection with
equity financing                        11,477,138        11,477           -      4,003,296             -
Stock options issued for services                -             -           -        109,871             -
Other comprehensive income (loss)                -             -           -              -             -
Net loss                                         -             -           -              -             -
                                       ------------    ----------   ---------   ------------   -----------
September 30, 2006 (Unaudited)         156,006,838     $ 156,007    $      -    $41,804,687    $        -
                                       ============    ==========   =========   ============   ===========


   See accompanying notes to the consolidated financial statements (unaudited)



                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STATE COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                                                    Accumulated
                                                       Other          Stock                                       Total
                                         Deferred    Comprehensive Subscriptions  Treasury    Accumulated     Shareholders'
                                        Compensation   Income      Receivable     Shares       Deficit          Deficit
                                       ------------- ------------ ------------  -----------  -------------   ---------------
Inception at September 5, 1994         $         -             -  $         -   $        -   $          -    $            -

Shares issued for cash, net of
 offering costs                                  -             -            -            -              -           636,090
Warrants issued for cash                         -             -            -            -              -             5,000
Shares issued as compensation
 for services                                    -             -            -            -              -         1,429,000

Net loss                                         -             -            -            -     (2,152,843)       (2,152,843)
                                       ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 1996 (Unaudited)                    -             -            -            -     (2,152,843)          (82,753)

Issuance of stock, prior to
 acquisition                                     -             -            -            -              -           371,155
Acquisition of subsidiary
 for stock                                       -             -            -            -              -            46,695


Shares of parent redeemed,
 par value $.0001                                -             -            -            -              -                 -
Shares of public subsidiary
 issued, par value $.001                         -             -            -            -              -                 -

Net loss                                         -             -            -            -       (979,635)         (979,635)
                                       ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 1997 (Audited)                      -             -            -            -     (3,132,478)         (644,538)

Conversion of parent's shares                    -             -            -            -              -                 -
Shares issued for cash, net
 of offering costs                               -             -            -            -              -           605,879
Shares issued in cancellation
 of debt                                         -             -            -            -              -           525,000
Shares issued as compensation                    -             -            -            -              -           350,000

Net loss                                         -             -            -            -     (1,009,945)       (1,009,945)
                                       ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 1998 (Audited)                      -             -            -            -     (4,142,423)         (173,604)

Conversion of parent's shares                    -             -            -            -              -                 -
Shares issued in cancellation
 of debt                                         -             -            -            -              -            30,000
Shares issued for cash, net of
 offering costs                                  -             -            -            -              -            41,412
Shares issued as compensation                    -             -            -            -              -           465,682
Detachable warrants issued                       -             -            -            -              -           152,125
Detachable warrants exercised                    -             -            -            -              -                 -
Debentures converted to stock                    -             -            -            -              -           642,120

Net loss                                         -             -            -            -     (1,671,255)       (1,671,255)
                                       ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 1999 (Audited)                      -             -            -            -     (5,813,678)         (513,520)

Conversion of parent's shares                    -             -            -            -              -                 -
Shares issued for cash, net of
 offering costs                                  -             -            -            -              -           860,035
Shares issued in cancellation
 of debt                                         -             -            -            -              -           661,794
Shares issued in cancellation
 of accounts payable                             -             -            -            -              -            31,265
Shares issued as compensation             (759,560)            -            -            -              -         1,798,907
Warrants exercised                               -             -            -            -              -                 -
Warrants expired                                 -             -            -            -              -                 -

Net loss                                         -             -            -            -     (3,843,308)       (3,843,308)
                                       ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 2000 (Audited)               (759,560)            -            -            -     (9,656,986)       (1,004,827)



   See accompanying notes to the consolidated financial statements (unaudited)



Shares issued for cash, net
 of offering costs                               -             -            -            -              -         1,264,255
Shares issued as compensation             (230,512)            -            -            -              -         1,337,249
Shares issued for previously
 purchased shares                                -             -            -            -              -           188,550
Shares issued in cancellation
 of accounts payable                             -             -            -            -              -            69,080
Amortization of deferred
  compensation                             495,036             -            -            -              -           495,036
Stock options issued for
 services                                        -             -            -            -              -           439,544
Net loss                                         -             -            -            -     (4,079,806)       (4,079,806)
                                       ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 2001 (Audited)               (495,036)            -            -            -    (13,736,792)       (1,290,919)

Shares issued for cash, net
 of offering costs                               -             -            -            -              -         2,096,299
Shares issued as compensation                    -             -            -            -              -         1,048,026
Shares issued for previously
 purchased shares                                -             -            -            -              -             5,000
Shares issued in cancellation
 of accounts payable                             -             -            -            -              -           543,556
Amortization of deferred
 compensation                              495,036             -            -            -              -           495,036
Shares issued in cancellation
 of notes payable                                -             -            -            -              -                 -
Stock options issued for
 services                                        -             -            -            -              -           225,000
Net loss                                         -             -            -            -     (4,057,153)       (4,057,153)
                                       ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 2002 (Audited)                      -             -            -            -    (17,793,945)         (935,155)


Shares issued for cash, net of
 offering costs                                  -             -            -            -              -         2,409,789
Shares issued as compensation                    -             -            -            -              -           553,842
Shares issued for previously
 purchased shares                                -             -            -            -              -           162,500
Shares issued in cancellation
 of accounts payable and
 accrued compensation                            -             -            -            -              -         3,458,566
Shares issued in cancellation
 of notes payable                                -             -                                                      -
Shares issued in connection
 with equity financing                           -             -            -            -              -                 -
Exercise of stock options                        -             -   (1,119,848)           -              -                 -
Shares reacquired in settlement
 of judgement                                    -             -            -     (250,248)             -                 -
Stock options issued for
 services                                        -             -            -            -              -           145,000
Net loss                                         -             -            -            -     (5,520,531)       (5,520,531)
                                       ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 2003 (Audited)                      -             -   (1,119,848)    (250,248)   (23,314,476)          274,011

Shares issued for cash, net
 of offering costs                               -             -           -            -              -          4,300,938
Shares issued as compensation,
expensed                                  (544,416)            -           -            -              -          1,246,062
Amortization of deferred
compensation                               240,000             -           -            -              -            240,000
Shares issued for previously
 purchased shares                                -             -           -            -              -             12,500
Exercise of stock options                        -             -  (4,858,820)           -              -                  -
Exercise of warrants                             -             -           -            -              -            450,000
Shares issued in connection
 with equity financing                           -             -           -            -              -          3,100,001
Stock retired in settlement of
 subscriptions receivable                        -             -   5,978,668            -              -                  -
Shares reacquired in settlement
of judgement                                     -             -                        -              -           (231,350)
Stock options issued for services                -             -                        -              -            567,771
Other comprehensive income (loss)                -       (16,580)                       -              -            (16,580)
Net Loss                                         -             -           -            -     (4,864,361)        (4,864,361)
                                       ------------ ------------- -----------   ----------   ------------   ----------------
December 31, 2004 (Audited)               (304,416)      (16,580)          0     (250,248)   (28,178,837)         5,078,992

Shares issued as compensation,
expensed                                  (128,034)           -            -            -              -             69,150
Amortization of deferred
compensation                               392,416            -            -            -              -            392,416
Exercise of stock options                        -            -                         -              -             31,500
Shares issued in connection
with equity financing                            -            -            -            -              -          1,603,740
Stock options issued for services                -            -            -            -              -             65,052
Other comprehensive income (loss)                -       (7,892)           -            -              -             (7,892)
Net loss                                         -            -            -            -     (5,557,559)        (5,557,559)
                                       ------------ ------------  -----------   ----------   ------------   ----------------

December 31, 2005 (Audited)                (40,034)     (24,472)           -     (250,248)   (33,736,396)         1,675,399

Shares issued for cash, net of
offering cost                                    -            -            -            -              -          2,045,000
Amortization of deferred
compensation                                40,034            -            -            -              -             40,034
Exercise of stock options                        -            -            -            -              -             64,501
Shares issued in connection with
equity financing                                 -            -            -            -              -          4,014,773
Stock options issued for services                -            -            -            -              -            109,871
Other comprehensive income (loss)                -       57,081            -            -              -             57,081
Net loss                                         -            -            -            -     (5,225,702)        (5,225,702)
                                       ------------ ------------  -----------   ----------   ------------   ----------------
September 30, 2006 (Unaudited)         $         -  $    32,609   $        -    $(250,248)  $(38,962,098)   $     2,780,957
                                       ============ ============  ===========   ==========   ============   ================


   See accompanying notes to the consolidated financial statements (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    From
                                                                 Inception
                                                            (September 5, 1994)     Nine Months Ended September30,
                                                                      To          --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                        September 30, 2006        2006              2005
                                                           ---------------------  ---------------   --------------
Net loss                                                   $        (38,962,098)  $   (5,225,702)   $  (4,076,467)
Adjustments to reconcile net loss to net cash used
    in operating activities:
         Depreciation and amortization                                1,353,871          107,922           50,286
         Stock based compensation                                     9,659,280                -            7,650
         Stock options issued for services                            1,552,238          109,871           65,052
         Amortization of deferred compensation                        1,662,522           40,034          416,912
         Foreign currency (loss) gain                                    32,610           53,150          (16,904)
         (Gains) losses on disposition of assets                              -            3,160                -
         Other income                                                  (231,350)               -                -
(Increase) decrease in assets:
         Accounts receivable                                                  -           51,117           (5,661)
         Interest receivable and prepaids                               (98,993)         (32,305)           6,270
         Deposits                                                        12,941                -                -
Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                        2,533,309          156,694          162,091
                                                           ---------------------  ---------------   --------------

NET CASH USED IN OPERATING ACTIVITIES                               (22,485,670)      (4,736,059)      (3,390,771)
                                                           ---------------------  ---------------   --------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of technology                                                 (108,969)               -                -
Purchase of furniture and equipment                                    (342,310)          (3,814)        (208,791)
Organization costs, Samaritan-Europe                                     (4,243)          (4,243)               -
Note receivable                                                        (250,000)               -                -
(Purchase) liquidation of marketable securities                               -          496,840          750,000
Patent registration costs                                              (906,129)        (161,643)        (138,793)
                                                           ---------------------  ---------------   --------------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                  (1,611,651)         327,140          402,416
                                                           ---------------------  ---------------   --------------


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants/options                                          703,125           64,500                -
Proceeds from debentures                                                642,120                -                -
Proceeds from stock issued for cash                                  14,628,569        2,045,000                -
Proceeds from equity financing                                        8,672,256        3,968,514        1,399,999
Common stock to be issued                                               252,309                -                -
Short-term loan repayments                                             (288,422)               -                -
Short-term loan proceeds                                              1,612,922                -                -
                                                           ---------------------  ---------------   --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            26,222,879        6,078,014        1,399,999
                                                           ---------------------  ---------------   --------------



INCREASE (DECREASE) IN CASH                                           2,125,558        1,669,095       (1,588,356)
CASH AT BEGINNING OF PERIOD                                                   -          456,463        2,438,451
                                                           ---------------------  ---------------   --------------

CASH AT END OF PERIOD                                      $          2,125,558   $    2,125,558    $     850,095
                                                           =====================  ===============   ==============

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                              $              5,098   $            -    $         468

NON-CASH FINANCING & INVESTING ACTIVITIES:

Purchase of net, non-cash assets of  subsidiary
 for stock                                                 $            195,000   $            -    $           -
Short-term debt retired through issuance
 of stock                                                  $          1,890,695   $            -    $           -
Issuance of common stock, previously subscribed            $            226,259   $       46,259    $           -
Treasury stock acquired through settlement
of judgement                                               $            250,248   $            -    $           -
Stock subscriptions receivable                             $          1,119,848   $            -    $           -
Stock received in settlement                               $           (231,350)  $            -    $           -
Stock as compensation for services                         $          6,533,527   $            -    $   1,352,034
Stock issued in cancellation of accounts payable           $          4,248,938   $            -    $           -
Exercise of stock options                                  $          4,858,820   $            -    $           -


   See accompanying notes to the consolidated financial statements (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           September 30, 2006 and 2005

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to fairly present the Company's financial position as of September 30, 2006, and the results of operations and cash flows for the nine (9) month period ending September 30, 2006 have been included. The results of operations for the nine (9) month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K/A as filed with the U.S. Securities and Exchange Commission on November 2, 2006 for the year ended December 31, 2005.

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

                                   Intangibles

a) Legal fees associated with filing patents are recorded at cost and amortized over 17 years. The Company has one (1) issued U.S. patent and thirteen (13) pending patent applications in the U.S. to protect its proprietary methods and processes. The Company also filed corresponding foreign patent applications for certain of these U.S. patent applications. As of September 30, 2006, its patent portfolio outside the U.S. comprised of two (2) issued patents and fifty-two
(52) pending patent applications. The issued U.S. patents and pending patent applications relate to Alzheimer's, cancer, cardiovascular and HIV indications. Certain U.S. patents may be eligible for patent term extensions under the Hatch-Waxman Act and may be available to the Company for the lost opportunity to market and sell the invention during the regulatory review process.

The Company reviews patent costs for impairment by comparing the carrying value of the patents with the fair market value. The Company believes it will recover the full amount of the patent costs based on forecasts of sales of the products related to the patents. Patent registration costs are amortized over seventeen
(17) years once approved. Patent amortization expense was $35,995 and $14,091 for the nine months and three months ended September 30, 2006. Amortization for the three months and nine months ended September 30, 2005 was zero. Expected amortization projected for the next five years is as follows:

                               ------------- -----------
                                  2006          $47,993
                               ------------- -----------
                                  2007          $47,909
                               ------------- -----------
                                  2008          $45,091
                               ------------- -----------
                                  2009          $42,438
                               ------------- -----------
                                  2010          $39,942
                               ------------- -----------

b) Purchased technology rights are recorded at cost and are being amortized using the straight line method over the estimated useful life of the technology.

Amortization was $8,172 and $2,724 for the nine months and three months ended September 30, 2006 and 2005. Accumulated amortization at September 30, 2006 and December 31, 2005 was $97,158 and $88,986, respectively. Expected amortization projected is $2,724 for 2006 and $9,087 for 2007.

                                 Loss Per Share

The Company reports loss per common share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." The per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock have not been included, as the effect would be antidilutive. The Company had 25,238,518 options outstanding at September 30, 2006 and 24,076,018 at September 30, 2005, which were not included in the calculation.

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

                         Research and Development Costs

Research and development costs are expensed when incurred. Research and development costs for the nine (9) months and three (3) months ended September 30, 2006 and 2005, were $3,153,260 and $2,365,103 and $1,053,552 and $824,204, respectively.

                         Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change, such that there is an indication that the carrying amounts may not be recovered. At September 30, 2006 the Company does not believe any impairment has occurred.

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

                            Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107, or (SAB 107). SAB 107 expresses views of the Staff regarding interaction between SFAS No. 123(R) and certain SEC rules and regulations. It also provides the Staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of the grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

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

In September 2005, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Note 3.    Stock-Based Compensation

Prior to the adoption of SFAS No. 123 (R) for 2006 , "Share-Based Payment", Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) encouraged, but did not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Therefore, the Company chose to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25,"Accounting for Stock Issued to Employees," and related interpretations. The Company used the "disclosure only" alternative described in SFAS 123 and SFAS 148, which requires pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The following disclosures are not required in the current year due to adoption of SFAS 123R as described in the accounting policies.

                                  Stock Options

The following table summarizes the Company's stock options outstanding at September 30, 2006:


------------------------------------------------- ------------- ---------------
                                                                   Weighted
                                                                   average
                                                     Shares     exercise price
------------------------------------------------- ------------- ---------------
Outstanding and exercisable at December 31, 2005    23,856,018  $         0.60
------------------------------------------------- ------------- ---------------
 Granted                                             2,137,500            0.86
------------------------------------------------- ------------- ---------------
 Exercised                                            (525,000)          (0.20)
------------------------------------------------- ------------- ---------------
 Expired                                              (230,000)          (1.11)
------------------------------------------------- ------------- ---------------
Outstanding and exercisable at September 30, 2006   25,238,518  $         0.63
------------------------------------------------- ============= ===============

During the nine months ended September 30, 2006, the Company issued 525,000 stock options for services rendered. The options were valued under SFAS 123R. Expense recorded pursuant to such issuances was $109,871. Pursuant to a private placement that occurred during the quarter ended September 30, 2006, there were 1,612,500 non-detachable warrants issued expiring through May 2009.


During 2005, had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have been reported as follows:

                                      Three Months      Nine Months
                                          Ended            Ended
                                      September 30,    September 30,
                                          2005              2005
Net Loss:

  As reported                        $   (1,344,515)  $   (4,076,467)

  Pro Forma                          $   (1,344,515)  $   (5,406,298)

Basic & diluted loss per common
share

  As reported                        $        (0.01)  $        (0.03)

  Pro Forms                          $        (0.01)  $        (0.04)

The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options. The per-share weighted average fair value of stock options granted for compensation during the nine months ended September 30, 2006 and 2005 was $0.21 and $0.43, respectively. On the date of grant, using the Black-Scholes pricing model, the following assumptions were used for options granted during the nine (9) months ended September 30, 2006 and 2005:

                               September 30,    September 30,
                                   2006              2005

Expected dividend yield             0%                0%
Risk-free interest rate         4.30-5.26%            5%
Volatility                          95%              44%


At September 30, 2006, the range of exercise price for all of the Company's outstanding stock options was $0.10 to $1.26, with an average remaining life of 5 years and an average exercise price of $0.63.


Note 4.  Shareholders' Deficit

                  Stock as Compensation and Settlement of Debt

The Company issues stock as compensation for services valuing such issues premised upon the fair market value of the stock. During the nine (9) months ended September 30, 2006 and the year ended December 31, 2005, the Company issued 11,477,138 and 4,267,175 shares, respectively, in connection with the common stock purchase agreement with Fusion Capital and private placements. The gross proceeds for these shares were $4,014,773 and $1,603,740, respectively, for the nine months ended September 30, 2006 and the year ended December 31, 2005.

                            Authorized Capital Stock

The Company has 250,000,000 authorized shares of common stock and 5,000,000 authorized shares of preferred stock.

The Company completed one (1) private placement during the third quarter: On September 30, 2006, the Company received a qualified subscription for 1,600,000 shares of common stock at a purchase price of $0.25 per share with no warrants for total proceeds equal to $400,000.

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

The majority of our resources have been expended in the pursuit of Food and Drug Administration (FDA) required preclinical studies and Phase II/III clinical trials for Samaritan's HIV drug, SP-01A (Sphirewall), an oral entry inhibitor. In a previous Phase I/II study, SP-01A was observed to significantly lower the amount of HIV in the blood, improve quality of life (how well subjects have felt), have a favorable safety profile (minimal side effects) and be well-tolerated. Moreover, in vitro testing of SP-01A: (a) demonstrated comparable or greater efficacy than currently approved anti-HIV drugs in preventing HIV virus replication; (b) was observed to have minimal toxic effect on human cells; and (c) demonstrated significant efficacy in preventing virus replication of HIV virus strains resisting currently approved anti-HIV treatments. The goal of our SP-01A monotherapy study is to look further at the dose response, efficacy and safety of SP-01A as monotherapy, given as a capsule to be swallowed, in the treatment of HIV-infected subjects. We are no longer recruiting patients for this study but are in the process of completing the trial.

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

Samaritan has established its European headquarters in Athens, Greece, which we believe will allow access to the markets of Eastern Europe, Asia and Africa, regions with a high proportion of HIV patients and a target population for our most advanced drug, SP-01A. Samaritan Pharmaceuticals Europe ("Samaritan Europe") is currently seeking to build a sales and marketing infrastructure through distribution agreements for niche, high valued products from other companies in the fields of HIV/infectious diseases, CNS, cancer/oncology and cardiovascular diseases for the normally undeveloped regions of Greece, Turkey, Bulgaria, Romania, Croatia, Serbia, Bosnia and Slovenia.

Samaritan Europe: (a) has established a manufacturing arm in Ireland with Pharmaplaz, LTD; (b) plans to develop its pipeline of drugs through clinical trials in preparation for European approval; (c) plans to increase its university research collaborations and (d) plans to apply for applicable European grants.

On November 14, 2006, Samaritan Pharmaceuticals Inc. announced that Samaritan has reached a definitive agreement to acquire all of the stock of Metastatin Pharmaceuticals Inc., a privately held company headquartered in Bethesda, MD. This acquisition marks Samaritan's further expansion into cancer research. The acquisition agreement was signed following its unanimous approval by Samaritan's Board of Directors. The aggregate purchase price payable by Samaritan for Metastatin Pharmaceuticals will be five hundred thousand (500,000) restricted shares of Samaritan Pharmaceuticals common stock. The transaction is expected to close upon approval of Metastatin shareholders. For additional information about the definitive agreement, see exhibit 10.17 of the this Form 10-Q. Metastatin Pharmaceuticals is a development stage biopharmaceutical company engaged in the development of cytostatic and anti-metastatic therapies for the management of cancer. The company is positioned on the cusp of emerging cancer therapeutic strategies focused on controlling tumor progression and metastasis using molecularly targeted compounds.

On November 6 2006, Samaritan Pharmaceuticals Inc. and Samaritan Pharma Ireland, Inc. announced it had submitted an Investigational New Drug (IND) application to evaluate its lead compound Caprospinol (SP-233) as a potentially new and novel pharmaceutical treatment for Alzheimer's disease. This is an important first step, to test Caprospinol's future in humans, as a potential memory-saving Alzheimer's drug.

Unlike drugs currently used to treat Alzheimer's that just alleviate symptoms, Caprospinol might potentially be a viable treatment for the disease itself. Preclinical studies have shown that Caprospinol targets and binds to the beta-amyloid protein, washing out beta-amyloid plaque from the brain. Today, the beta-amyloid protein is what most researchers believe is the cause of Alzheimer's disease.

Scientists at Samaritan Laboratories, Georgetown University, led the preclinical studies for Caprospinol, while Samaritan's Drug Development executives amassed the seven thousand pages of data to formulate the IND submitted to the FDA. PharmaPlaz, Ireland, Samaritan's collaborative manufacturing partner, led the chemistry, manufacturing and controls (CMC) section of the submitted IND.

Samaritan Pharmaceuticals Inc. also announced that on November 6, 2006, it received a notice from the American Stock Exchange, Inc. (``AMEX'') informing the Company it is not in compliance with certain AMEX continued listing standards. Specifically, the Company is not in compliance with Section 1003(a)(ii) of the Company Guide, that currently requires that we have shareholders' equity of not less than $4,000,000, and losses from continuing operations, and/or net losses in three out of four of its most recent fiscal years; and Section 1003(a)(iii) of the Company Guide with shareholders' equity of not less than $6,000,000, and losses from continuing operations, and/or net losses in its five most recent fiscal years.

In order to maintain our AMEX listing, we are required to submit a plan by December 6, 2006 advising the AMEX of the action the Company is taking, or plans to take in order to regain compliance with the AMEX continuing listing requirements, within 18 months. The Company intends to submit a plan to submit to the AMEX staff prior to December 6, 2006. This plan is subject to the review and approval by AMEX. If we fail to timely submit this plan, AMEX does not accept the plan, or we fail to perform in accordance with the plan, we will be subject to delisting procedures

On Nov. 3, 2006, Samaritan Pharmaceuticals Inc. announced we have received notice of the publication of its novel anti-amyloidal Alzheimer's drug Caprospinol (SP-233) by the World Intellectual Property Organization (``WIPO''). The WIPO Patent Application Number is WO2006107902 and is entitled: USE OF SPIROSTENOLS TO TREAT MITOCHONDRIAL DISORDERS. The publication covers several unique features of Caprospinol's (SP-233) anti-amyloid properties; i.e. protecting neuronal cells against neurotoxicity by protecting mitochondria functions against the toxic effects of beta-amyloid.

On August 29, 2006, Samaritan announced its Alzheimer's research compound Caprospinol (SP-233) demonstrated no toxicity, when administered orally in an Acute Toxicity Study. Preclinical studies suggest Caprospinol (SP-233) exhibits neuroprotective properties against beta- amyloid-induced toxicity which could be indicative of a promising treatment for Alzheimer's disease.

See Caprospinol (SP-233) peer reviewed journal publications on:

http://www.samaritanpharma.com/html/respublications.html

This new study, conducted in animals, supports the previous preclinical assay safety studies where Caprospinol also showed no toxic effects. In this study Caprospinol (SP-233), was given at doses of 1, 3, 10, or 30 mg/kg/day, once daily, for three consecutive days, in male and female mice, and showed no acute toxicity at the concentrations tested; and the no-observed-effect level (NOEL) was found to be 30 mg/kg, for both male and female mice.

On August 23, 2006, Samaritan announced it is strengthening its business development capability with the promotion of Kristi Eads to Vice President of Business Development. Eads has been with Samaritan since 2000 serving as Vice President of Investor Relations since January 2004. In her former position, Eads was primarily responsible for overseeing all communications with the investment community, public and private. In her new role as Vice President of Business Development, Eads will work with Samaritan's business development team by focusing her efforts on in-licensing and partnering opportunities to grow and advance Samaritan's product pipeline. Eads obtained her juris doctorate from Concord University and has a bachelor of arts from the University of Oregon.

On July 11, 2006, Samaritan announced that its Alzheimer's drug SP-233 (Caprospinol), not only stops amyloid plaque formation in the brain of an animal model for Alzheimer's disease but also shows that treatment with Caprospinol, results in the complete disappearance of amyloid plaques in the brain. This new study, conducted in a rat animal model of Alzheimer's disease and led by Samaritan collaborating researchers at Georgetown University, found that rats exhibiting an Alzheimer's disease-like phenotype treated with a placebo solution retained amyloid plaques formed in the hippocampus and cortex of the brain, whereas, rats treated with Caprospinol found no detectable amyloid plaques. Caprospinol is a novel drug that demonstrates neuroprotective properties in preclinical studies. In-vitro studies have demonstrated that caprospinol directly binds to beta-amyloid peptide, inhibits the formation of neurotoxic amyloid-derived diffusible ligands, and protects the mitochondria function by a direct action of the peptide on the organelle, thus protecting neuronal cells from beta-amyloid-induced toxicity.

On June 26, 2006, Samaritan announced that it is continuing to expand its broad worldwide patent portfolio in support of its proprietary product development programs. The U.S. Patent office has notified Samaritan that it has issued Patent No. 7,056,694 to Samaritan's research collaborator Georgetown University, and Samaritan holds the worldwide exclusive license for this patent through its collaboration. The issued patent identifies peripheral-type benzodiazepine receptor associated proteins, such as PAP7, and its ability to interact with and regulate the function of the peripheral-type benzodiazepine receptor, a key mitochondrial protein involved in steroid biosynthesis, cell proliferation, cancer progression, and Alzheimer's disease pathology.


On June 20, 2006, Samaritan has received a notice of allowance of claims for European patent application No. 99912635.2 which relates to Samaritan's drug SP-1000 for the treatment of cardiovascular disease. Previously, on May 22, 2006, Samaritan announced that its collaborating scientists in two preclinical animal studies found that SP-1000 reduces blood cholesterol, clears clogged arteries of atheroma; raises HDL, the good cholesterol; and lastly, reduces CK enzyme elevation, a marker for heart suffering. The patent will be awarded to Georgetown University and is exclusively licensed to Samaritan.

On, April 3, 2006, Samaritan Pharmaceuticals Europe, S.A. received notification by the National Pharmaceuticals Organization, (EOF) for a new marketing authorization for Amphocil (an amphotericin B cholesteryl sulfate complex for injection indicated for the treatment of invasive aspergillosis, a fungal infection that occurs in immuno-compromised patients). Samaritan In-Licensed from Three Rivers Pharmaceuticals the Greece & Cyprus Marketing Rights for Amphocil. The National Pharmaceutical Organization, (EOF), is the government authority for granting approval to market pharmaceutical and medical products in Greece, similar to the FDA in the United States. Samaritan Europe has submitted all the necessary documents to make a pricing application with the Minister of Development who issues official prices with the consent of the Minister of Health. Once price approval is obtained, Samaritan will launch the product in the Greek market. Currently, Samaritan Pharmaceuticals Europe is trying to contract with other pharmaceutical companies to sell and distribute niche, high-valued products in the undeveloped regions of Greece, Turkey, Bulgaria, Romania, Croatia, Serbia, Bosnia and Slovenia.

                         Plan and Results of Operations

We have used the proceeds from private placements of our capital stock, primarily to expand our preclinical and clinical efforts, as well as for general working capital. At this time, we are beginning to commit additional resources to the development of SP-01A, as well as for the development of our other drugs.

Additional details regarding the human trials and INDs the Company plans to file may be found in the section entitled "Description of Business" in the Company's Annual Report on Form 10-K/A filed with the SEC on November 2, 2006 for the fiscal year ended December 31, 2005.

Results of Operations For The Three (3) Months Ended September 30, 2006 As Compared To The Three (3) Months Ended September 30, 2005

During the quarter ended September 30, 2006, we incurred research expenditures pursuant to a grant received from the U.S. Department of Health and Human Services. We recognized grant revenue of $10,586, the extent of such qualifying expenditures.

We incurred research and development expenses of $1,053,552 for the three months ended September 30, 2006, as compared to $824,204 for the three months ended September 30, 2005. This increase of $229,348 or twenty-eight percent (28%), was primarily attributable to fluctuations and timing of the costs associated with our Phase IIb HIV clinical trial. We expect research and development expenditures relating to drug discovery and development will increase during the remainder of the 2006 and into subsequent years due to the expanding requirements of FDA clinical trials for: (a) for our HIV drug program; (b) our Alzheimer's drug program; (c) the initiation of trials for other potential indications; and (d) additional study expenditures for potential pharmaceutical candidates. Research and development expenses may fluctuate from period to period, depending upon the stage of certain projects and the level of preclinical testing and clinical trial-related activities.

General and administrative expenses increased to $701,144 for the three months ended September 30, 2006, as compared to $628,357 for the three months ended September 30, 2005. This increase of $72,787 or twelve percent (12%), was primarily attributable to an increase in cost of payroll as offset by decreases in consulting.

Depreciation and amortization amounted to $38,100 for the three months ended September 30, 2006, as compared to $25,534 for the three months ended September 30, 2005. This increase of $12,566, or forty-nine percent (49%), was primarily attributable to amortization on approved patents that began later in 2005.

Net interest income amounted to $(7,622) and $(13,401) for the three (3) months ended September 30, 2006 and 2005, respectively. The credit balance in the interest expense account is attributable to offsetting interest earned from holding our cash in marketable securities and certificates of deposits. Interest income was $7,622 and $14,348, for the three (3) months ended September 30, 2006 and 2005, respectively. Interest expense was $-0- and $947, for the three (3) months ended September 30, 2006 and 2005, respectively.

We had a net loss of $1,774,588 for the three months ended September 30, 2006, as compared to $1,344,515 for the three months ended September 30, 2005. The loss per share was $.01 and $.01 per share, for the three months ended September 30, 2006 and 2005, respectively. The increased net loss of $430,073 or thirty-two percent (32%) relates primarily to increased research expenditures, payroll, and decreased grant revenues.

Results of Operations For The nine (9) Months Ended September 30, 2006 As Compared To The nine (9) Months Ended September 30, 2005

During the nine months ended September 30, 2006, we incurred research expenditures pursuant to a grant received from the U.S. Department of Health and Human Services. We recognized grant revenue of $32,379, the extent of such qualifying expenditures.

We incurred research and development expenses of $3,153,260 for the nine months ended September 30, 2006, as compared to $2,365,103 for the nine months ended September 30, 2005. This increase of $788,157, or thirty-three percent (33%), was primarily attributable to fluctuations and timing of the costs associated with our Phase IIb HIV clinical trial. We expect research and development expenditures relating to drug discovery and development will increase during the remainder of 2006 and into subsequent years due to the expanding requirements of FDA clinical trials for: (a) our HIV drug program; (b) our Alzheimer's drug program; (c) the initiation of trials for other potential indications; and (d) additional study expenditures for potential pharmaceutical candidates. Research and development expenses may fluctuate from period to period, depending upon the stage of certain projects and the level of preclinical testing and clinical trial-related activities.

General and administrative expenses increased to $2,017,875 for the nine months ended September 30, 2006, as compared to $1,844,385 for the nine months ended September 30, 2005. This increase of $173,490 or nine percent (9%), was primarily attributable to an increase in cost of advertising and payroll as offset by decreases in consulting fees.

Depreciation and amortization amounted to $107,922 for the nine months ended September 30, 2006, as compared to $50,286 for the nine months ended September 30, 2005. This increase of $57,636, or one hundred-fifteen percent (115%), was primarily attributable to the inception of amortization on approved patents later in 2005.

Net interest income amounted to $24,136 and $47,878 (reflected as a contra-expense) for the nine (9) months ended September 30, 2006 and 2005, respectively. The credit balance in the interest expense account is attributable to offsetting interest earned from holding our cash in marketable securities and certificates of deposits. Interest income was $24,143 and $49,294, for the nine
(9) months ended September 30, 2006 and 2005, respectively. Interest expense was $7 and $1,416.00, for the nine (9) months ended September 30, 2006 and 2005, respectively.

We had a net loss of $5,225,702 for the nine months ended September 30, 2006, as compared to $4,076,467 for the nine months ended September 30, 2005. The loss per share was $.04 and $.03 per share, for the nine months ended September 30, 2006 and 2005, respectively. The increased net loss of $1,1449,235 relates primarily to increased research expenditures and decreases in governmental grant revenue.

The net loss since our inception on September 5, 1994 through September 30, 2006 was $38,962,098. We expect losses to continue for the near future, and such losses will likely increase as human clinical trials are undertaken in the United States. Future profitability will be dependent upon our ability to complete the development of our pharmaceutical products, obtain necessary regulatory approvals and effectively market such products. In addition, future profitability will require the Company to establish agreements with other parties for clinical testing, manufacturing, commercialization and sale of its products.

                         Liquidity and Capital Resources

As of September 30, 2006, the Company's cash position was $2,125,558. We are continuing efforts to raise additional capital and to execute our research and development plans. Even if we are successful in raising sufficient money to carry out these plans, additional clinical development is necessary to bring our products to market, which will require a significant amount of additional capital.

Cash used in operating activities during the nine (9) month period ended September 30, 2006 was $(4,736,059), as compared to $(3,390,771) for the nine month period ended September 30, 2005, an increase of $1,345,288 or forty (40%). This increase is primarily attributable to fluctuations and timing of the cost with our Phase IIb HIV clinical trial and decreases in governmental grant revenue.

Cash provided by investing activities was $327,140 for the nine (9) month period ended September 30, 2006, as compared to cash provided of $402,416 for the nine (9) month period ended September 30, 2005, a decrease of $75,276 or nineteen (19%). Each period reflects proceeds from the liquidation of certificates of deposit offset by investing activity such as the purchase of equipment patent registration costs. There were fewer marketable securities to liquidate during 2006.

Cash provided by financing activities was $6,078,014 for the nine (9) month period ended September 30, 2006, as compared to $1,399,999 for the nine (9) month period ended September 30, 2005, an increase of $4,678,015 or three hundred thirty-four percent (334%). This year's results include proceeds of $2,045,000 from private placements, and $64,500 from exercise of warrants. Furthermore, proceeds from the equity financing agreement increased this year through September 30 by $2,568,515.

Current assets as of September 30, 2006 were $2,461,311 as compared to $1,307,096 as of December 31, 2005. This increase of $1,154,215 or eighty-eight percent (88%), was primarily attributable to the receipt of proceeds from the private placement. Augmenting the private placement funds are the increased proceeds received through our equity financing arrangement with Fusion Capital II, LLC ("Fusion Capital") as offset by the increased research expenditures. Current liabilities as of September 30, 2006 were $672,495 as compared to $562,060 as of December 31, 2005, an increase of $110,435, primarily in accrued compensation.

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

On May 12, 2005, we entered into a common stock purchase agreement ("Purchase Agreement II") with Fusion Capital, pursuant to which Fusion Capital has agreed to purchase our common stock from time to time, at our option, up to an aggregate amount of $40,000,000 over fifty (50) months commencing on the date the SEC declared effective our registration statement covering the shares of common stock to be purchased by Fusion Capital pursuant to such Purchase Agreement II. On December 29, 2005 (Commission Registration No. 333-130356), the registration statement on Form SB-2 was declared effective by the SEC. The number of registered, yet not issued shares remaining under that registration statement as of September 30, 2006, was 3,975,242.

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

We do not believe debt financing from financial institutions will be available until at least one (1) of our products is approved for commercial production. To date, we have in licensed one drug (Amphocil) that has reached commercial stage, and hence, we do anticipate revenue in the near future. We have been unprofitable since our inception and have incurred significant losses. We will continue to have significant general and administrative expenses, including expenses related to clinical studies, our research collaboration with Georgetown University and patent registration costs. We have funded our operations through a series of private placements and purchase agreements with Fusion Capital, which we believe will assist the Company in meeting its cash needs over the next 12 months. Except for our Purchase Agreements with Fusion Capital, no commitment exists for continued investments, or for any underwriting.

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

The extent to which we rely on Fusion Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. Even if we are able to access the full amounts under Purchase Agreement II with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans. If we are unable to obtain additional financing, we might be required to delay, scale back or eliminate selected research and product development programs or clinical trials, or be required to license third parties to commercialize products or technologies that we would otherwise undertake ourselves, or cease certain operations all together. However, any of these options might have a material adverse effect upon the Company. If we raise additional funds by issuing equity securities, dilution to stockholders may result, and new investors could have rights superior to existing holders of shares. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would have a material adverse effect on our business, operating results, financial condition and prospects.

We have been able to meet our cash needs during the past twelve (12) months through a combination of funds received through private placements and funds received under the Purchase Agreements. We intend to continue to explore avenues to obtain the capital needed for our operations through private placements and by the sale of our shares to Fusion Capital.

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

We Have A Limited Operating History With Significant Losses And Expect Losses To Continue For The Foreseeable Future

We have yet to establish any history of profitable operations. We had a net loss of $5,225,702 for the nine months ended September 30, 2006, as compared to $4,076,467 for the nine months ended September 30, 2005. The net loss since our inception on September 5, 1994 through September 30, 2006 was $38,962,098. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the near future. Our profitability will require the successful commercialization of one or more of drugs for AIDS, Alzheimer's, Cancer and Cardiovascular disease. No assurances can be given when this will occur or that we will ever be profitable.

We Will Require Additional Financing To Sustain Our Operations And Without It We Will Not Be Able To Continue Operations

We do not currently have sufficient financial resources to fund our operations. Current assets as of September 30, 2006 were $2,461,311 as compared to $1,307,096 as of December 31, 2005. Therefore, we need additional funds to continue operations.

We only have the right to receive $40,000 per trading day under the Purchase Agreement II with Fusion Capital unless our stock price equals or exceeds $1.50 per share, in which case the daily amount may be increased under certain conditions as the price of our Common Stock increases. Since we have 16,700,000 registered shares to be offered for sale from time to time by Fusion Capital, the selling price of our Common Stock to Fusion Capital will have to average at least $2.67 per share for us to receive the maximum proceeds of $40,000,000 without registering additional shares of Common Stock. Assuming a purchase price of $0.31 per share (the last reported market sale price of our Common Stock on September 29, 2006) and the purchase by Fusion Capital of the remaining 3,975,342 shares under the Purchase Agreement II as of September 30, 2006 (excluding the 1,700,000 shares previously issued as a commitment fee), proceeds to us would only be $1,232,356 unless we choose to register more than 15,000,000 shares, which we have the right, but not the obligation, to do. Subject to approval by our Board of Directors, we have the right but not the obligation to issue more than 15,000,000 shares to Fusion Capital. In the event we elect to issue more than 15,000,000 shares, we will be required to file a new registration statement and have it declared effective by the SEC. In order to be in compliance with the rules and regulations of the American Stock Exchange, the Company would be required to obtain shareholder approval to sell more than 26,643,192 shares of our Common Stock (i.e., 19.9% of our issued and outstanding shares as of May 12, 2005, the date of the Purchase Agreement II).

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

                         We Have An Accumulated Deficit

The Company had an accumulated deficit of $38,962,098 as of September 30, 2006. Since the Company presently has no source of revenues and is committed to continuing its product research and development program, significant expenditures and losses will continue until development of new products is completed and such products have been clinically tested, approved by the FDA and successfully marketed. In addition, the Company has funded its operations primarily through the sale of Company securities, its working capital for its product development and other activities. We do not believe that debt financing from financial institutions will be available until at least the time that one of our products is approved for commercial production.

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

The Market Price of Our Common Stock Is Highly Volatile, Which Could Hinder Our Ability to Raise Additional Capital

 The market price of our Common Stock has been and is expected to continue to be highly volatile. Factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to agreements, title to our properties or proprietary rights, may have a significant impact on the market price of our stock. The range of the high and low bid prices of our Common Stock over the last calendar year ending on October 31, 2006 has been between $0.26 and $0.91. In addition, potential dilutive effects of future sales of shares of Common Stock by shareholders and by the Company, and subsequent sale of Common Stock by the holders of warrants and options could have an adverse effect on the price of our securities, which could hinder our ability to raise additional capital to fully implement our business, operating and development plans.

Penny Stock Regulations Affect Our Stock Price, Which May Make It More Difficult For Investors to Sell Their Stock

Broker-dealer practices in connection with transactions in penny stocks are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, providing current price and volume information, with respect to transactions in such securities is released by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that furnishes information about penny stocks and the risks in the penny stock market. The broker-dealer must also supply the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Our securities are subject to the penny stock rules, and investors may find it more difficult to sell their securities.

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

Uncertainties Related To Health Care Reform Measures May Affect The Company's Success

There have been a number of federal and state proposals during the last few years to subject the pricing of health care goods and services, including prescription drugs, to government control and to make other changes to the U.S. health care system. It is uncertain which legislative proposals will be adopted or what actions federal, state, or private payors for health care treatment and services may take in response to any health care reform proposals or legislation. We cannot predict the effect health care reforms may have on our business, and there is no guarantee any such reforms will not have a material adverse effect on the Company.

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

Human pharmaceutical products are subject to rigorous preclinical testing, clinical trials, and other approval procedures mandated by the FDA and foreign regulatory authorities. Various federal and foreign statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate U.S. and foreign statutes and regulations is time-consuming and require the expenditure of substantial resources. In addition, these requirements and processes vary widely from country to country.

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

We may also rely on unpatented trade secrets and expertise to maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with employees, consultants and others. There can be no assurance these agreements will not be breached or terminated, that we will have adequate remedies for any breach or that trade secrets will not otherwise become known or be independently discovered by competitors.

The Company's License Agreements May Be Terminated In The Event Of A Breach

The license agreements pursuant to which the Company has licensed its core technologies for its potential drug products permit the licensors, including Georgetown University, to terminate such agreements under certain circumstances, such as the failure by the licensee to use its reasonable best efforts to commercialize the subject drug or the occurrence of any uncured material breach by the licensee. The license agreements also provide that the licensor is primarily responsible for obtaining patent protection for the licensed technology, and the licensee is required to reimburse the licensor for costs it incurs in performing these activities. The license agreements also require the payment of specified royalties. Any inability or failure to observe these terms or pay these costs or royalties may result in the termination of the applicable license agreement in certain cases. The termination of any license agreement would have a material adverse effect on the Company.

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

We Have Sales or Marketing Capabilities to Cover Our Currently Approved Products

Depending on the drug product that is in-licensed or developed through our own pipeline, the company may have to increase its sales force or rely on marketing partners or other arrangements with third parties for marketing, distribution and sale of any drug product that is ready for distribution. There is no guarantee that we will establish marketing, distribution or sales capabilities or arrange with third parties to perform those activities on terms satisfactory to the Company, or that any internal capabilities or third party arrangements will be cost-effective.

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

We do not have any manufacturing capacity. When required, we will seek to establish relationships with third party manufacturers for the manufacture of clinical trial material and the commercial production of a drug product just as we have with Pharmaplaz, LTD in Ireland. There can be no assurance that we will be able to establish relationships with third party manufacturers on commercially acceptable terms or that third party manufacturers will be able to manufacture a drug product on a cost-effective basis in commercial quantities under good manufacturing practices as mandated by the FDA.


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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Securities Unregistered, were sold by the Company in the third quarter of 2006 under an exemption from registration. These shares of common stock were sold for cash, unless otherwise noted in this section, and were sold in private transactions to persons believed to be of a class of private investors acting on their own comprised of accredited investors (as such term is defined in Regulation D of the SEC) and a limited number of non-accredited investors. All investors, to the best knowledge of the Company, are not affiliated with the Company and purchased the shares with apparent investment intent. The Company relied upon, among other possible exemptions, Section 4(2) of the Securities Act of 1933 (the "Securities Act"), as amended. Its reliance on said exemption was based upon the fact no public solicitation was used by the Company in the offer or sale, and the securities were legended shares, along with a notation at the respective transfer agent, restricting the shares from sale or transfer as is customary with reference to Rule 144 of the Securities Act.

The Company completed one (1) private placement during the third quarter: On September 30, 2006, the Company received a qualified subscription for 1,600,000 shares of common stock at a purchase price of $0.25 per share with no warrants for total proceeds equal to $400,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

The Company has formed, by the determination of the Board, an Audit Committee with Independent Director Mr. H. Thomas Winn as Chairman. Mr. Winn is a qualified financial expert, such a term is used in Item 7(d)(3)(iv) of Schedule 14A (240.14a-101 of this chapter) under the Exchange Act of 1934, as amended, (the "Exchange Act"). The Company has also formed a Compensation and Governance Committee, with Independent Director, Ms. Cynthia C. Thompson as Chairman; a Nomination Committee with Independent Director Mr. Welter Holden as Chairman; and a Science and Technology Advisory Committee with Dr. Vassilios Papadopoulos as Chief Scientist and Key Consultant to the Board. It should also be noted that no director or executive officer, key employee or key consultant of the Company has any family relationships with any other director, executive officer, key employee or key consultant of the Company, except Mr. Eugene Boyle, our Chief Financial Officer and Chief Operating Officer, is the son of Dr. Janet Greeson.

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

The Chief Executive Officer, Chief Operating Officer, Senior Vice Presidents, Vice Presidents, and Directors are eligible to participate in the Plan, and the Board may designate other employees of the Company as Plan participants. The Company shall pay or cause to be paid to the participant a cash severance calculated based on a multiplier of four (4) months of base salary for every year of service up to maximum in of either twenty four (24) months or thirty six
(36) months depending on the participants job title or job category. The severance amount equals the applicable multiplier times the sum of (A) the Participant's highest annual rate of base salary as reported on the participant's W-2 for employee or on the participant's 1099 for directors within the thirty six (36) month period immediately preceding the Effective Date of the change in control and (B) the participant's maximum annual target bonus in effect upon the date of the change in control under the Company's bonus plan or the Participant's actual earned commission incentive for the last two quarters, which will be annualized, prior to the change in Control, not to exceed the target at 100% of achievement as defined in the Company's Sales Incentive Plan in effect upon the date of the change in control.

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

On May 30, 2006, the Board of Directors of Samaritan approved and adopted indemnification agreement forms for certain covered executives and employees of Samaritan. The Company has entered into indemnification agreements with each of its current directors and certain of its executive officers and intends to enter into such Indemnification Agreements with each of its other executive officers to give such directors and executive officers additional contractual assurances regarding the scope of the indemnification set forth in the Company's Certificate of Incorporation and Amended and Restated Bylaws and to provide additional procedural protections. At present, there is no pending litigation or proceeding involving a director, officer or employee of the Company regarding which indemnification is sought, nor is the Company aware of any threatened litigation that may result in claims for indemnification.

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

3.1             Articles of Incorporation, restated as last          Incorporated by reference to Exhibit 3.1 to the
                amended June 10, 2005                                Company's Current Report on Form 8-K as filed with
                                                                     SEC on July 8,2005

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

4.3             Samaritan Pharmaceuticals, Inc. 2005 Stock           Incorporated by reference to Schedule 14-A
                Option Plan                                          Information Statement as filed with the SEC on
                                                                     April 19, 2005 and approved by the shareholders on
                                                                     June 10, 2005

10.1            Assignment of Invention, dated September 6,          Incorporated by reference to Exhibit 10.1 to the
                2000, by and between Linda Johnson and the           Company's Quarterly Report on Form-QSB as filed
                Company                                              with the SEC on August 14, 2002

10.2            Assignment of Invention, dated May 14, 2999, by      Incorporated by reference to Exhibit 10.2 to the
                and between Linda Johnson and Spectrum               Company's Quarterly Report on Form 10-QSB as filed
                Pharmaceuticals Corporation                          with the SEC on August 14, 2002

10.3            Assignment of Invention, dated May 22, 1990, by      Incorporates by reference to Exhibit 10.3 to the
                and between Alfred T. Sapse and Spectrum             Company's Current Report on form 10-QSB as filed
                Pharmaceutical Corporation                           with the SEC on April 14, 2002


10.4            Common Stock Purchase Agreement (Purchase            Incorporates by reference to Exhibit 10.1 to the
                Agreement I), dated April 22, 2003, by and           Company's Current Report on Form 8-K as filed with
                between the Company and Fusion Capital Fund II,      the SEC on April 25, 2003
                LLC

10.5            Registration Rights Agreement, dated April 22,       Incorporates by reference to Exhibit 10.2 to the
                2003, by and between the Company and Fusion          Company's Current Report on Form 8-K as filed with
                Capital Fund II, LLC                                 the SEC on April 25, 2003

10.6            Employment Agreement dated as of January 1,          Incorporated by reference t Exhibit 10.6 to the
                2001, by and between Samaritan Pharmaceuticals,      Company's Quarterly Report on Form 10-QSB as filed
                Inc. and Mr. Thomas Lang                             with the SEC on August 16, 2004

10.7            Form of Trust Under Samaritan Pharmaceuticals,       Incorporated by reference to Exhibit 10.10 to the
                Inc. Deferred Compensation Plan                      Company's Quarterly Report on Form 10-QSB as filed
                                                                     with the U.S. Securities and Exchange Commission
                                                                     on August 14, 2002

10.8            Employment Agreement, dated as of June 1, 2004,      Incorporated by reference to Exhibit 10.8 to the
                by and between Samaritan Pharmaceuticals, Inc.       Company's Quarterly Report on Form 10-QSB as filed
                and Eugene Boyle                                     with the SEC on August 14, 2002

10.9            Employment Agreement, dated as of January 1,         Incorporated by reference to Exhibit 10.9 to the
                2001, by and between Samaritan Pharmaceuticals,      Company's Quarterly Report on Form 10-QSB as filed
                Inc. and Janet Greeson                               with the SEC on August 14, 2002

10.10           Master Clinical  Trial and Full Scale                Incorporated by reference to Exhibit 10.10 to the
                Manufacturing Agreement, dated October 5, 2004,      Company's Quarterly Report on Form 10-QSB as filed
                by and between the Company and Pharmaplaz, LTD       with the SEC on November 15, 2004

10.11           Common Stock Purchase Agreement (Purchase            Incorporated by reference to Exhibit 10.11 to the
                Agreement II), dated May 12, 2005, by and            Company's Quarterly Report on Form 10-QSB as filed
                between the Company and Fusion Capital Fund II,      with the SEC on May 13, 2005
                LLC

10.12           Amendment to Common Stock Purchase Agreement,        Incorporated by reference to Exhibit 10.12 to the
                dated December 19, 2005, by and between the          Company's Registration Statement on Form SB-2 as
                Company and Fusion Capital Fund II, LLC              filed with the SEC on December 15, 2005

10.13           Registration Rights Agreement, dated May 12,         Incorporates by reference to Exhibit 10.12 to the
                2005, by and between the Company and Fusion          Company's Quarterly Report on Form 10-QSB as filed
                Capital Fund II, LLC                                 with the SEC on May 13, 2005

10.14           Norbrook Supply Agreement                            Incorporated by reference to Exhibit 1 to the
                                                                     Company's Current Report on Form 8-K as filed with
                                                                     the SEC on September 27, 2005

10.15           Research Collaboration and Licensing Agreement,      Incorporated by reference to Exhibit 10.10 to the
                dated June 8, 2001, by and between the Company       Company's Registration Statement on Form SB-2 as
                and Georgetown University                            filed with the SEC on July 30, 2003

10.16           Change in Control Severance Plan for Certain         Incorporated by reference to Exhibit 10.16 to the
                Covered Executives and Employees of Samaritan        Company's Quarterly Report on Form 10-Q as filed
                Pharmaceuticals, Inc.                                with the SEC on August 14, 2006

10.17           Samaritan Pharmaceuticals, Inc.'s                    Incorporated by reference to Exhibit 10.17 to the
                Director/Officer's Indemnification Agreement         Company's Quarterly Report on Form 10-Q as filed
                                                                     with the SEC on August 14, 2006

10.18           Stock Purchase Agreement among: Samaritan,           Provided herewith
                Metastatin and Metastatin Shareholders

14.1            The Samaritan Pharmaceuticals, Inc. Code of          Incorporated by reference to Exhibit 14.1 to the
                Conduct                                              Company's Annual Report on Form 10-KSB as filed
                                                                     with the SEC on April 15, 2003

16.1            Letter Regarding Change in Certifying Accountant     Incorporated by reference to Exhibit 16.1 to the
                                                                     Company's Quarterly Report on Form 8-K as filed
                                                                     with the SEC on September 27, 2002

21              List of Subsidiaries                                 Incorporated by reference to Exhibit 21 to the
                                                                     Company's Quarterly Report on Form 10-Q as filed
                                                                     with the SEC on May 15, 2006


31.1            Certification of Chief Executive Officer re:         Provided herewith
                Section 302

31.2            Certification of Chief Financial Officer re:         Provided herewith
                Section 302

32.1            Certification of Chief Executive Officer re:         Provided herewith
                Section 906

32.2            Certification of Chief Financial Officer re:         Provided herewith
                Section 906



          (B) Current Reports on Form 8-K Filed During The Quarter Ended September 30, 2006

 None.


                                   SIGNATURES
In accordance with Section 13 OR 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                SAMARITAN PHARMACEUTICALS, INC
Dated: November 14, 2006
                                                By: /s/ Eugene Boyle
                                                    --------------------------
                                                    Eugene Boyle,
                                                    Chief Financial Officer,
                                                    Director