Form 10-K
period 2006-12-31
SAMARITAN PHARMACEUTICALS INC
filed 2007-04-13
CIK 1057377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT of 1934

                   For the fiscal year ended December 31, 2006
                                       or
(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes|_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer |_|  Accelerated filer |_|   Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes |_| No |X|

The aggregate market value of Common Stock held by non-affiliates as of June 30, 2006 was $47,077,301. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

The Company had 159,422,456 common shares issued and outstanding as of April 4, 2006.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement to be filed by Samaritan Pharmaceuticals, Inc. with the Securities and Exchange Commission (the "Commission') pursuant to Regulation 14A in connection with the 2007 Annual Meeting of Stockholders, for which the date is to be determined, are incorporated herein by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after December 31, 2006.

                                Table of Contents

                                     Part I

Item  1.  Business..........................................................3

Item  1A. Risk Factors.....................................................16

Item  1B. Unresolved Staff Comments........................................26

Item  2.  Properties.......................................................26

Item  3.  Legal Proceedings................................................26

Item  4.  Submission of Matters to a Vote of Security Holders..............26

                                     Part II

Item  5.  Market For Samaritan's Common Equity, Related Stockholder Matters
          and Issuer's Purchases of Equity Securities......................26

Item  6.  Selected Consolidated Financial Data.............................28

Item  7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................29

Item  7A. Quantitative and Qualitative Disclosures about Market Risk.......37

Item  8.  Consolidated Financial Statements and Supplementary Data Report of
          Independent Registered Public Accounting Firm....................37

Item  9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure.............................................37

Item  9A. Controls and Procedures..........................................37

Item  9B. Other Information................................................38

                                    Part III

Item  10. Directors, Executive Officers and Corporate Governance...........38

Item  11. Executive Compensation...........................................38

Item  12. Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters......................................38

Item  13. Certain Relationships and Related Transactions, and Director
          Independence.....................................................38

Item  14. Principal Accounting Fees and Services...........................39

                                     Part IV

Item  15.   Exhibits, Financial Statement Schedules........................39

Signatures

                           FORWARD-LOOKING STATEMENTS

The statements in this annual report that are not descriptions of historical facts may be forward-looking statements. Those statements involve substantial risks and uncertainties. You can identify those statements by the fact that they contain words such as "anticipate," "believe," "estimate," "expect," "intend," "project" or other terms of similar meaning. Those statements reflect management's current beliefs, but are based on numerous assumptions, over which Samaritan Pharmaceuticals may have little or no control and that may not develop as Samaritan expects. Consequently, actual results may differ materially from those projected in the forward-looking statements. Among the factors that could cause actual results to differ materially are the risks, uncertainties and other matters discussed below under Item 1A. Risk Factors, and elsewhere in this report. Samaritan is also developing several products for potential future marketing. There can be no assurance that such development efforts will succeed, that such products will receive required regulatory clearance or that, even if such regulatory clearance is received, such products will ultimately achieve commercial success. Unless otherwise indicated, the information in this annual report is as of December 31, 2006. This annual report will not be updated as a result of new information or future events.

                                     PART I

ITEM 1.   BUSINESS

Samaritan Pharmaceuticals, Inc. (including the subsidiaries, referred to as Samaritan, the "Company", "its", "we", and "our"), formed in September 1994, is an entrepreneurial biopharmaceutical company, focused on commercializing innovative therapeutic products to relieve the suffering of patients with Alzheimer's disease; cancer; cardiovascular disease, HIV, and Hepatitis C; as well as, commercializing its acquired marketing and sales rights, to sell nine marketed revenue-generating products, in Greece, and/or various Eastern European countries.

Samaritan has partnered its oral entry inhibitor HIV drug SP-01A, a drug that has demonstrated safety and efficacy, in Phase II clinical trials, with Pharmaplaz, Ireland to advance to Phase III clinical trials. In addition, Samaritan aims to commercialize three blockbuster market drug candidates with late-stage preclinical development programs. Samaritan is evaluating the use of Caprospinol, SP-233 in Alzheimer's disease patients; the use of SP-1000 with acute coronary disease patients; and the use of SP-10 as an "oral treatment" for Hepatitis C patients.

Business Model

Our commercialization business model is focused dually on, the partnering of our promising innovative products to pharmaceutical companies; and the acquisition of the marketing and sales rights to revenue-generating marketed products for sales in Greece and Eastern Europe. This model allows Samaritan to focus on our core competencies in drug discovery and drug development. Samaritan partners promising innovative therapeutics anywhere in the early "human" clinical trial stage, i.e. late-stage preclinical studies, Phase I Clinical trials, or proof of concept, Phase II clinical trials, with the objective of partnering before costly Phase III clinical trials. Potential revenue streams with this model could include up-front fees, milestone payments, and participation in the marketing success of partnered products through royalties. In addition, Samaritan is enhancing and strengthening its sales and marketing force, in Greece and Eastern Europe, to allow for the significant economics gained by advancing the commercialization of its contracted marketed products. Our business model is entirely focused on achieving growth and maximizing value for the benefit of our investors.

Marketed Products

Samaritan has also entered into strategic collaborative relationships with other pharmaceutical companies to commercialize branded approved prescription products in selected niche territories, such as, in Greece, Albania, Bosnia, Bulgaria, Croatia, Cyprus, Czech Republic, Egypt, FYROM, Hungary, Montenegro, Poland, Romania, Serbia, Slovakia, Slovania, Syria and Turkey. We use our expertise to register approved drugs with regulatory agencies in the country we have acquired the rights for; and then, upon regulatory approval, we distribute, market and sell these products. Currently, we have in-licensed the rights to sell nine drugs, Amphocil from Three Rivers Pharmaceuticals, Elaprase from Shire Pharmaceuticals, Infasurf from Ony, Inc, and Mepivamol, Methadone, Morphine Sulphate, Naloxone, Naltrexone, and Oramorph from Molteni Farmaceutici. Our efforts are focused on specialist physicians in private practice or at hospitals and major medical centers in our territories. Below is a description of our in-licensed products.

AMPHOCIL(R)

AMPHOCIL(R) is a lipid form of amphotericin B indicated for the treatment of invasive aspergillosis, a life threatening systemic fungal infection. AMPHOCIL(R) is indicated for the treatment of severe systemic and/or deep mycoses in cases where toxicity or renal failure precludes the use of conventional amphotericin B in effective doses, and in cases where prior systemic antifungal therapy has failed. Fungal infections successfully treated with AMPHOCIL(R) include disseminated candidiasis and aspergillosis. AMPHOCIL(R) has been used successfully in severely neutropenic patients.

AMPHOCIL(R) is an approved FDA prescription product owned by Three Rivers Pharmaceuticals, Inc. and marketed by Three Rivers Pharmaceuticals, Inc. in the US. Samaritan signed an exclusive distribution deal for Greece and Cyprus with Three Rivers on December 14, 2005.

In April 2006, Samaritan was granted marketing authorization for AMPHOCIL(R) in Greece; however Samaritan needed to apply for a price increase for it to be profitable, which we received in March 2007. Samaritan expects to launch AMPHOCIL(R) in Greece in April 2007. Marketing authorization for AMPHOCIL(R) is pending in Cyprus.

ELAPRASE(R)

ELAPRASE(R) is a human enzyme replacement therapy for the treatment of Hunter syndrome, also known as Mucopolysaccharidosis II (MPS II). Hunter syndrome is a rare, life-threatening genetic condition that results from the absence or insufficient levels of the lysosomal enzyme iduronate-2-sulfatase. Without this enzyme, cellular waste products accumulate in tissues and organs, which then begin to malfunction.

ELAPRASE(R) was granted marketing authorization for the long-term treatment of patients with Hunter's disease by the European Commission in January 2007. ELAPRASE(R) is the first, and only, enzyme replacement therapy for Hunter's disease patients and was launched in the U.S. in July 2006.

ELAPRASE(R) will be sold and distributed by Samaritan on a named patient basis until the pricing and the reimbursement of ELAPRASE(R) is established in Greece and Cyprus, with the relevant regulatory authorities. Samaritan expects to launch ELAPRASE(R) in Greece and Cyprus in the second quarter of 2007.
Samaritan signed an exclusive licensing agreement with Shire Pharmaceuticals for the marketing and sale of ELAPRASE(R) in Greece and Cyprus which became effective March 1, 2007.

INFASURF(R)

INFASURF(R) treats and prevents Respiratory Distress Syndrome (RDS). This syndrome occurs when infants lack surfactant, a natural substance normally produced in the body, which is necessary for lungs to function normally. INFASURF(R) is used exclusively in hospitals with a neonatal intensive care unit
(NICU) and is administered by neonatologists, neonatal nurses, neonatal nurse practitioners and respiratory therapists.

On January 16, 2007, Samaritan signed an exclusive agreement with Siraeo, Ltd for the marketing and distribution of the product INFASURF(R) in Turkey, Serbia, Bosnia, Macedonia, Albania, Egypt and Syria. INFASURF(R) is an approved FDA prescription product owned by ONY, Inc. and marketed by Forest Laboratories in the US.

Currently, Samaritan Pharmaceuticals is utilizing the US FDA approved regulatory file in preparing marketing applications for INFASURF(R) with regulatory authorities in Turkey, Serbia, Bosnia, F.Y.R.O.M., Albania, Egypt and Syria to gain country marketing authorization drug approval.

MEPIVAMOL(R)

MEPIVAMOL(R) (Mepivacaine) is an effective and reliable local anesthetic of intermediate duration and low systemic toxicity. It is widely used for regional anesthetic procedures such as IVRA, infiltration, epidural blockade, plexus and peripheral nerve blockade. MEPIVAMOL(R) is approved by the Italian Ministry of Health (The equivalent to the US FDA) and is owned by Molteni Farmaceutici, Inc. and marketed by Molteni Farmaceutici, Inc. in Italy.

On January 1, 2007, Samaritan entered into an exclusive licensing agreement with Molteni Farmaceutici for the marketing and distribution of MEPIVAMOL(R) in the countries of Greece and Cyprus. Currently, Samaritan Pharmaceuticals is utilizing the Italian Ministry of Health approved regulatory file in preparing marketing applications for MEPIVAMOL(R) with regulatory authorities in Greece and Cyprus to gain country marketing authorization drug approval.

METHADONE HCL(R)

METHADONE HCL(R) is an opiate agonist. METHADONE HCL(R) prevents heroin or morphine from interacting with receptors for natural painkillers called endorphins, blocking the effects of the addictive drugs and reducing the physical cravings. METHADONE HCL(R) is approved by the Italian Ministry of Health (The equivalent to the US FDA) and is owned by Molteni Pharmaceuticals, Inc. and marketed by Molteni Farmaceutici, Inc. in Italy.

On January 1, 2007, Samaritan entered into an exclusive licensing agreement with Molteni Farmaceutici for the marketing and distribution of METHADONE HCL(R) in the countries of Greece and Cyprus.

Currently, METHADONE HCL(R) can only be sold in Greece and Cyprus via a centralized government tender. Samaritan is preparing a tender application for the next request by Greek authorities for applications.

MORPHINE SULPHATE(R)

MORPHINE SULPHATE(R) (Injectable Formulation) relieves moderate to severe pain by binding to brain receptors. Morphine Sulphate may be used to control the pain following surgery, child birth, and other procedures. It may also be used to treat the pain associated with cancer, heart attacks, sickle cell disease and other medical conditions.

On January 1, 2007, Samaritan entered into an exclusive licensing agreement with Molteni Farmaceutici for the marketing and distribution of MORPHINE SULPHATE(R) in the countries of Greece and Cyprus.

Currently, MORPHINE SULPHATE(R) can only be sold in Greece and Cyprus via a centralized government tender. Samaritan is preparing a tender application for the next request by Greek authorities for applications.

NALOXONE MOLTENI(R)

NALOXONE MOLTENI(R) is an opioid antagonist which reverses the effects of opioid overdose, for example heroin and morphine overdose. Specifically, Naloxone is used in opioid overdoses for countering life-threatening depression of the central nervous system and respiratory system.

On January 1, 2007, Samaritan entered into an exclusive licensing agreement with Molteni Farmaceutici for the marketing and distribution of NALOXONE MOLTENI(R) in the countries of Greece and Cyprus.

Currently, NALOXONE(R) will be sold and distributed by Samaritan on a named patient basis until the pricing and the reimbursement of NALOXONE(R) is established in Greece and Cyprus, with the relevant regulatory authorities.

NALTREXONE MOLTENI(R)

NALTREXONE MOLTENI(R) is an opioid antagonist which is used to help people who have a narcotic or alcohol addiction stay drug free. NALTREXONE MOLTENI(R) is used after the patient has stopped taking drugs or alcohol. It works by blocking the effects of narcotics or by decreasing the craving for alcohol.

NALTREXONE MOLTENI(R) is approved by the Italian Ministry of Health (The equivalent to the US FDA) and is owned by Molteni Farmaceutici, Inc. and marketed by Molteni Farmaceutici, Inc. in Italy.

On January 1, 2007, Samaritan entered into an exclusive licensing agreement with Molteni Farmaceutici for the marketing and distribution of NALTREXONE MOLTENI(R) in the countries of Greece and Cyprus.

Currently, Samaritan Pharmaceuticals is utilizing the Italian Ministry of Health approved regulatory file in preparing marketing applications for NALTREXONE MOLTENI(R) with regulatory authorities in Greece and Cyprus to gain country marketing authorization drug approval.

ORAMORPH(R)

ORAMORPH(R) is morphine sulphate in an oral solution and is used for managing moderate to severe chronic pain for more than a few days. It works by dulling the pain perception center in the brain. ORAMORPH(R) is approved by the Italian Ministry of Health (The equivalent to the US FDA) and is marketed by Molteni in Italy.

ORAMORPH(R) is approved by the Italian Ministry of Health (The equivalent to the US FDA) and is owned by Molteni Farmaceutici, Inc. and marketed by Molteni Farmaceutici, Inc. in Italy.

On January 1, 2007, Samaritan entered into an exclusive licensing agreement with Molteni Farmaceutici for the marketing and distribution of ORAMORPH(R) in the countries of Greece and Cyprus.

Currently, Oramorph has a Greek marketing authorization. Oramorph can only be sold in Greece via a centralized government tender. Samaritan is preparing a tender application for the next request by Greek authorities for applications.


Sales and Marketing

We in-license products that focus on targeting healthcare providers, managed healthcare organizations, specialty distribution companies, government purchasers and payers.

Product Candidates

A significant portion of our operating expenses are related to the research and development of investigational-stage product candidates. Research and development expenses were $4,667,053 in 2006, $3,456,301 in 2005, and $1,543,921 in 2004.

We currently focus our research and development efforts in the therapeutic areas of Alzheimer's, Cancer, Cardiovascular and Infectious Diseases. Any of our programs in these disease areas could become more significant to us in the future, but there can be no assurance that any program in development or investigation will generate viable marketable products. As such, we continually evaluate all product candidates and may, from time to time, discontinue the development of any given program and focus our attention and resources elsewhere. We may choose to address new opportunities for future growth in a number of ways including, but not limited to, internal discovery and development of new products, out-licensing and in-licensing of products and technologies, and/or acquisition of companies with products and/or technologies. Any of these activities may require substantial research and development efforts and expenditure of significant amounts of capital. The following summarizes our current product candidate programs with relevant out-licensing deals that the Company has completed.

Alzheimer's disease

SP-233

Caprospinol (SP-233) is a novel Alzheimer's drug candidate that Samaritan believes has the potential to clear beta-amyloid plaques from the brain; a problem that most researchers today believe, is the cause of Alzheimer's. Samaritan filed an IND application for Caprospinol on October 30, 2006 and was subsequently granted an IND number by the FDA. Samaritan believes that Caprospinol could be a significant breakthrough in the treatment of Alzheimer's, Samaritan plans to provide the information requested by the FDA as quickly as possible, in order to continue moving our Caprospinol development program forward.

On December 7, 2006, Samaritan announced that the U.S. Food and Drug Administration (FDA) has completed its regulatory review of our IND (Investigational New Drug) application for Caprospinol and has requested that additional information be submitted in support of the safety of Caprospinol, prior to initiating Samaritan's proposed Phase I clinical study. Currently, Samaritan has entered into a service agreement with Advinus Therapeutics Ltd, India to provide the additional studies requested by the FDA.

Cardiovascular

SP-1000

SP-1000 is a peptide that can be used to clean the blood of excessive cholesterol in acute high cholesterol conditions. SP-1000 plays a role in transformation and binding of LDL cholesterol and raising HDL, the good cholesterol, with immediate results.

To this end, Samaritan's collaborating scientists developed SP-1000 to be a potential hypocholesterolemic agent that acts through a new and novel mechanism of action that is quite distinct to the mechanism mediating the effects of statins.

The effectiveness of SP-1000 peptide treatment has been demonstrated in two validated hypercholesterolemia animal models, a genetically engineered mouse model mimicking familial hypercholesterolemia, and in diet-induced hypercholesterolemia in guinea pigs.

Based on the study results, Samaritan collaborative scientists believe that the SP-1000 peptide could have the following pharmacological activities:

     o SP-1000 peptide will not interfere with cholesterol metabolism and disposition

     o SP-1000 peptide will increase HDL while decreasing serum free cholesterol and total bile cholesterol

     o SP-1000 peptide will be effective in removing atheromas and preventing plaque formation

     o SP-1000 peptide will protect against high cholesterol-induced neurological, cardiac and muscular suffering, and gross liver morphology

Taken together, these data on classic animal models of familial and dietary hypercholesterolemia show that SP-1000 is an interesting new and novel lipid lowering drug with a strong patent position that represents a competitive advantage over currently available therapeutic options whether marketed alone and/or in combination with another cholesterol lowering drug.

Infectious Diseases

SP-01A

SP-01A is an HIV oral entry inhibitor drug. In order for viruses to reproduce, they must infect or hi-jack a cell, and use it to make new viruses. Just as your body is constantly making new skin cells, or new blood cells, each cell often makes new proteins in order to stay alive and to reproduce itself. Viruses hide their own DNA in the DNA of the cell, and then, when the cell tries to make new proteins, it accidentally makes new viruses as well. HIV mostly infects cells in the immune system.

Clinical studies to date suggest that SP-01A prevents HIV from entering cells by inhibiting HIV-1 viral replication through a novel mechanism that is unique to any antiviral drug. SP-01A reduces intracellular cholesterol and corticosteroid biosynthesis, which causes the inability of lipid rafts in the cellular membrane to organize, ultimately preventing fusion of an HIV receptor and both the CCR5 and CXCR4 cellular receptors.

On March 28, 2007, Samaritan and Pharmaplaz, announced that they have a collaboration to develop and commercialize SP-01A, an "oral" HIV entry inhibitor that has demonstrated safety and efficacy in Phase II human clinical trials.

Under the terms of the agreement, Samaritan receives $10 million upfront in two payments. The first payment of $1.4 million was received by Samaritan, and the remaining $8.6 million is payable on September 16, 2007. Pharmaplaz will be responsible for clinical development, clinical trial costs and manufacturing. Upon successful commercialization, Samaritan and Pharmaplaz will co-market SP-01A and will share 50-50 in its revenue royalty stream.

SP-10

SP-10 has demonstrated promise in preclinical studies as an antiviral therapeutic in the treatment of Hepatitis C (HCV) as well as a therapeutic adjuvant in the treatment of HIV. SP10 offers several distinctive competitive advantages as a potential adjuvant therapeutic in the treatment of HCV infected individuals. SP10 is uniquely different from other inhibitors of viral replication in that it appears to condition the cell. This unique multiple target mechanism of action provides several advantages.

     1. In HCV infected individuals, SP10 uses its unique mechanism to build a fence around the cell and prevent viral entry. Consequently, HCV is unable to replicate or mutate and is eventually eradicated by the immune system.

     2. Because SP10's targets belong to the host cell and not to the virus itself, SP10 may not be susceptible to the development of resistance.

     3. SP10 does not appear to be contraindicated with any other currently approved ARV or HCV treatments.

Therefore, based on its favorable in-vitro inhibition data, Samaritan is developing a Phase I clinical study protocol for SP10 as a potential adjuvant therapeutic in the treatment of HCV infected individuals.

Other Products

SP-6300

SP-6300 is a new and novel approach for the treatment of Cushing's syndrome, also known as exogenous hypercortisolism. Cushing's syndrome affects adults 20 to 50 with an estimated 10 to 15 of every million people affected each year. Hypercortisolism occurs when the body's tissues are exposed to excessive levels of cortisol for long periods of time.

Many people suffer the symptoms of exogenous hypercortisolism because they take glucocorticoid hormones such as prednisone, dexamethasone (Decadron) and methylprednisolone (Medrol), for asthma, rheumatoid arthritis, lupus and other inflammatory diseases or for immunosuppression after transplantation. People can also develop exogenous hypercortisolism from injectable corticosteroids -- for example, repeated injections for joint pain, bursitis and back pain. While certain inhaled steroid medicines (taken for asthma) and steroid skin creams (for skin disorders such as eczema) are in the same general category of drugs, they're generally not implicated in hypercortisolism unless taken in very high doses.

People also develop endogenous hypercortisolism because of overproduction of cortisol by the body. Normally, the production of cortisol follows a precise chain of events. First, the hypothalamus sends corticotrophin releasing hormone
(CRH) to the pituitary gland. CRH causes the pituitary to secrete ACTH (adrenocorticotropin), a hormone that stimulates the adrenal glands. When the adrenals receive the ACTH, they respond by releasing cortisol into the bloodstream. Cortisol performs vital tasks in the body. It helps maintain blood pressure and cardiovascular function, reduces the immune system's inflammatory response, balances the effects of insulin in breaking down sugar for energy, and regulates the metabolism of proteins, carbohydrates, and fats. When the amount of cortisol in the blood is adequate, the hypothalamus and pituitary release less CRH and ACTH. This ensures that the amount of cortisol released by the adrenal glands is precisely balanced to meet the body's daily needs.

Other Non Drug Products

Alzheimer's Diagnostic

Our Alzheimer's diagnostic is a simple blood test which can be used as an alternative or supplement to spinal taps or expensive MRIs currently used by competitors.

Breast Cancer Diagnostic

Our non-invasive blood test could be the first diagnostic tool to predict if a breast tumor is cancerous, with the added possibility to detect one single aggressive cancer cell out of a million blood cells. This tool could also be used as a monitoring tool to measure the success of chemotherapy, radiation and other drug treatments for aggressive cancer and ultimately allow patients to avoid the high costs and negative effects of unnecessary chemotherapy.

Alzheimer's Rat Model

We have developed an animal model that mimics the human phenotype of Alzheimer's disease pathology. We believe this Alzheimer's Rat Model will likely provide pharmaceutical companies the means to rapidly screen and develop therapeutics to control Alzheimer's disease.

Collaborations, Alliances, and Investments

Georgetown University

On June 8, 2001, Samaritan executed research collaboration (the "Research Collaboration") with Georgetown University to further develop Samaritan's pipeline. Commencing on April 1, 2004, the Research Collaboration term was extended to 2014 and the budget has been increased to $1,000,000 per year. The $1,000,000 paid by Samaritan over four (4) quarterly payments of $250,000 is unallocated and covers the general research and development effort.

Under the Research Collaboration, Samaritan receives worldwide exclusive rights to any novel therapeutic agents or diagnostic technologies that may result from the Research Collaboration. Dr. Vassilios Papadopoulos and Dr. Janet Greeson lead our team of eight (8) research professionals (including five (5) Ph.D. level research scientists) who have expertise in the fields of endocrinology, pharmacology, cell biology, organic and steroid chemistry, and computer modeling. We are not obligated to pay Georgetown University any milestone payments. Georgetown University is entitled to receive royalties based on our revenue from product sales and sublicenses, if any. Samaritan has assumed responsibility, at its own expense, for the process of seeking any regulatory approvals for and conducting clinical trials with respect to any licensed product or application of the licensed technology. Samaritan controls and has the financial responsibility for the prosecution and maintenance in respect to any patent rights related to the licensed technology. In the second quarter of 2007, we plan to terminate the Georgetown University research collaboration; however, Samaritan's existing worldwide exclusive rights to licensed technologies with Georgetown will remain in force under the terms of their license agreements. Samaritan is currently negotiating a research collaboration with McGill University, Montreal, which we plan to initiate in the third quarter of 2007.

Advinus Therapeutics Ltd

On March 5, 2007, the Company announced that it had signed a service agreement with Advinus Therapeutics Limited, India, to perform validating preclinical studies for Caprospinol (SP-233), the Company's lead Alzheimer's drug. Samaritan has completed a series of studies that suggests Caprospinol offers a new and novel neuroprotective treatment that could potentially protect the memory of Alzheimer's patients. Promising preclinical studies have shown that Caprospinol directly targets the amyloid peptide which is commonly thought to be the cause of Alzheimer's. Advinus will perform studies to validate Samaritan's previous findings; and in addition, Samaritan's strategy is to perform extensive preclinical studies with the intention of out-licensing Caprospinol to a major pharmaceutical company; and concurrently, expand Samaritan's investigational new drug application (IND) to the FDA, to enter Phase I human clinical trials.

Advinus is located in Bangalore, India, with capabilities in drug discovery and contract services for pharmaceutical companies.

Pharmaplaz, LTD

On March 28, 2007, Samaritan and Pharmaplaz announced they have a collaboration to develop and commercialize SP-01A, an "oral" HIV entry inhibitor, which has demonstrated safety and efficacy in Phase II human clinical trials. Under the terms of the agreement, Pharmaplaz is required to pay Samaritan $10 million upfront. The first payment of $1.4 million was received on March 28, 2007, and the remaining $8.6 million is required to be paid on September 16, 2007. Pharmaplaz will be responsible for clinical development, clinical trial costs and manufacturing. Upon successful commercialization, Samaritan and Pharmaplaz will co-market SP-01A and will share 50-50, in its revenue royalty stream. Samaritan is responsible for all patent expenses, including filing, prosecution, and enforcement expenses.

Pharmaplaz is a fully integrated pharmaceutical company located in Athlone, Ireland. Pharmaplaz develops patented pharmaceutical technologies and products, and has expertise in initial research, process development, clinical trials, regulatory submissions and product manufacturing. Pharmaplaz, in addition, offers facilities for the development of products and processes in life sciences, and can also provide additional support with government grant aid and regulatory affairs.

Shire Pharmaceuticals

On March 1, 2007, Samaritan executed a two-year exclusive licensing deal with Shire Pharmaceuticals for the marketing of Elaprase in Greece and Cyprus. The product shall be supplied on a named patient basis until the conclusion of the negotiations relating to the pricing and reimbursement of Elaprase in the territories with the relevant regulatory authorities.

Founded in 1986, Shire is a global specialty pharmaceutical company marketing products to defined customer groups (specialist doctors). Sales and marketing is a core Shire competence, where effective targeting of prescribers allows maximization of sales by a relatively small but high quality sales force.

Shire's strategic goal is to become the leading specialty pharmaceutical company that focuses on meeting the needs of the specialist physician. Shire focuses its business on attention deficit and hyperactivity disorder (ADHD), human genetic therapies (HGT), gastrointestinal (GI) and renal diseases. The structure is sufficiently flexible to allow Shire to target new therapeutic areas to the extent opportunities arise through acquisitions. Shire believes that a carefully selected portfolio of products with a strategically aligned and relatively small-scale sales force will deliver strong results. Shire's in-licensing, merger and acquisition efforts are focused on products in niche markets with strong intellectual property protection either in the US or Europe.

Three Rivers Pharmaceuticals(R)

On December 12, 2005, Samaritan signed a ten-year (with five-year automatic renewals) exclusive licensing agreement with Three Rivers Pharmaceuticals, Inc. for the marketing of Amphocil, a prescription drug in Greece; authorization is pending for Cyprus.

Established in 2000, Three Rivers Pharmaceuticals(R) devotes its efforts and resources to developing, manufacturing, and marketing pharmaceutical therapies which are indicated for diseases/medical conditions requiring specialized treatment. Currently, Three Rivers Pharmaceuticals markets prescription drugs in both the U.S. and internationally, in the therapeutic categories of antiviral and antifungal agents.

Three Rivers has continued to expand its product line into the branded market with the acquisition of AMPHOTEC/AMPHOCIL(R) in May of 2005. This product is currently being marketed in over 40 countries worldwide.

Molteni Farmaceutici

On January 1, 2007, Samaritan executed a four-year (with two-year automatic renewals) exclusive licensing agreement with Molteni Farmaceutici for the marketing of Mepivamol, Methadone, Morphine Sulphate, Naloxone, Naltrexone, and Oramorph in Greece and Cyprus.

Molteni is rich in history with over a century of experience beginning with the opening of its manufacturing facility at the Molteni Pharmacy Laboratory located in the historic center of Florence, Italy. The strategic therapeutic areas on which Molteni makes an effort for trading new alliances are concentrated on Analgesia, Anesthesia and Drug Addition Therapy.

Siraeo, Ltd.

On December 28, 2006, Samaritan signed a ten-year (with three-year automatic renewals) exclusive licensing agreement with Siraeo, Ltd for the marketing of Infasurf in Turkey, Serbia, Bosnia, Macedonia, Albania, Egypt and Syria. Infasurf is an approved FDA prescription product owned by Ony, Inc. and marketed by Forest Laboratories in the US.

Metastatin Pharmaceuticals

On March 1, 2007, Samaritan announced that we had completed our acquisition of Metastatin Pharmaceuticals, a biopharmaceutical company engaged in the development of cytostatic and anti-metastatic therapies for the management of cancer. As part of the acquisition of Metastatin, Samaritan acquired the following patent rights:

Patent No.                          Description
08/400,084    Methods and Compositions for Inhibiting Metastasis of Epithelial
              Cell-Derived Cancers (US)

122266 Method and a Kit for Determining Metastatic Potential of a Tumor of Epithelial Cell Origin (Israel)

08/486,203    Determining Evasiveness of Prostatic Adenocarcinoma (US)

08/658,796    Methods and Compositions for Inhibiting Metastasis of Epithelial
              Cell-Derived Cancer (US)

08/966,196    Kit for Identifying Prostatic Intraepithelial Neoplasia (PIN) (US)

09/512,385    Uteroglobin Therapy for Epithelial Cell Cancer (US)

09/556,468    Non-Steroidal Anti-Inflammatory Agent Therapy for Epithelial Cell
              Cancer (US)

09/556,467    Uteroglobin Gene Therapy for Epithelial Cell Cancer (US)

09/433,092    Pharmaceutical Compositions, Methods and Kits for Treatment and
              Diagnosis of Breast Cancer (US)

08/987,502    Methods for Inhibiting Metastasis (US)

08/987,505    Pharmaceutical Compositions, Methods and Kits for Treatment and
              Diagnosis of Lung Cancer (US)


Patents, Licenses and Proprietary Rights

The products and product candidates currently being developed or considered for development by Samaritan are in the area of biotechnology, an area in which there are extensive patent filings. We rely on patent protection against use of our proprietary products and technologies by competitors. The patent positions of biotechnology firms generally are highly uncertain and involve complex legal and factual questions. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. We currently own or in-license patents related to our products or product candidates and own or in-license additional applications for patents that are currently pending. In general, when we in-license intellectual property from various third parties, we are required to pay royalties to the parties on product sales.

Our marketed products, AMPHOCIL(R), ELAPRASE(R), INFASURF(R), MEPIVAMOL(R), METHADONE(R), MORPHINE SULPHATE(R), NALOXONE(R), NALTREXONE(R), and ORAMORPH(R), are covered by trademark registrations and pending applications for registration by their respective owners. Trademark protection continues in some countries for as long as the mark is used and, in other countries, for as long as it is registered. Registrations generally are for fixed, but renewable, terms.

The protection of our unpatented confidential and proprietary information and materials is important to us. To protect our trade secrets, materials and other confidential information, we generally require our employees, consultants, scientific advisors, and parties to collaboration and licensing agreements to execute confidentiality agreements upon the commencement of employment, the consulting relationship, or the collaboration or licensing arrangement with us. However, others could either develop independently the same or similar information or obtain access to our information.


----------------------------------------------------------- ----------------------------------------------------------
       PATENT SUMMARY TABLE                                        TRADEMARK SUMMARY TABLE
----------------------------------------------------------- ----------------------------------------------------------
Item             Issued        Pending        Total         Item            Issued         Pending       Total
---------------- ------------- -------------- ------------- --------------- -------------- ------------- -------------
US Patents       12            27             39            US Trademarks   3              3             6
---------------- ------------- -------------- ------------- --------------- -------------- ------------- -------------
Foreign Patents  4             63             67            Foreign         1              1             2
                                                            Trademarks
---------------- ------------- -------------- ------------- --------------- -------------- ------------- -------------
Total            16            90             106           Total           4              4             8
---------------- ------------- -------------- ------------- --------------- -------------- ------------- -------------

Our trademarks for our marketed products are not included in the above list, since they are trademarked by our partners.

Government Regulation

The research, development, manufacture and sale of our products are subject to numerous complex laws and statutes as well as regulations promulgated by the applicable governmental authorities, principally the FDA in the U.S. and similar authorities in other countries. While there is considerable time and expense associated with complying with these requirements, knowledge of and experience with these matters also yields benefits to Samaritan. For example, the more knowledgeable we are about these matters, the more we are able to design our research, development and manufacturing strategies in a manner that is calculated to obtain regulatory approval to market our products in the applicable countries. Moreover, the complexity of these matters can have the effect of delaying or limiting the number of competing products that can successfully be brought to market. In addition, certain regulatory approval pathways, for example, orphan drug designation in the U.S. for marketing products applicable to rare diseases or small populations, can also have the effect of limiting the number of competing products available in the market.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. Our competitors include pharmaceutical, chemical and biotechnology companies, many of which have financial, technical and marketing resources significantly greater than ours. In addition, many specialized biotechnology companies have formed collaborations with large, established companies to support research, development and commercialization of products that may be competitive with ours. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through collaboration arrangements.

We expect our products to compete primarily on the basis of product efficacy, safety, patient convenience, reliability and patent position. In addition, the first product to reach the market in a therapeutic or preventive area is often at a significant competitive advantage relative to later entrants to the market. Our competitive position will also depend on our ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement product and marketing plans, obtain patent protection and secure adequate capital resources.

Employees

As of the date of this Form 10-K, we have sixteen (16) employees consistent of fifteen (15) full-time employees and one part time employee. Ten (10) employees are engaged in our research, development, clinical and manufacturing efforts; four (4) employees perform regulatory, general administration, financial and investor relations functions and; two (2) Information Technology employees (one full time and one part time). Additionally, Samaritan has eight (8) research professionals (including five (5) Ph.D. level research scientists) who work under the Research Collaboration with Georgetown University. Further, we make extensive use of another fifteen (15) consultants including Dr. Papadopoulos, our Key Scientific Consultant.

A significant number of our management and professional employees have had experience with pharmaceutical, biotechnology or medical product companies. While we have been successful in attracting skilled and experienced scientific personnel, there can be no assurance that we will be able to attract or retain the necessary qualified employees and/or consultants in the future. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below before purchasing our Common Stock. Our most significant risks and uncertainties are described below; however, they are not the only risks we face. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected, the trading of our Common Stock could decline, and you may lose all or part of your investment therein. You should acquire shares of our Common Stock only if you can afford to lose your entire investment.

Risks Associated With our Business

We Have A Limited Operating History With Significant Losses And Expect Losses To Continue In The Near Future

We have yet to establish any history of profitable operations. We have incurred annual operating losses of $7,572,746 and $5,557,559 during the years ended December 31, 2006 and 2005 respectively. As a result, at December 31, 2006, we had an accumulated deficit of $41,309,142. To date, our revenues have not been sufficient to sustain our operations. Our profitability will require the successful commercialization of one or more drugs for our territories in Eastern Europe as well as the out-licensing of our internal development programs in Alzheimer's, Cancer Cardiovascular disease and Infectious Diseases. Currently, the Company has in-licensed nine products to be marketed and distributed in our Eastern Europe territories. No assurances can be given when this will occur or when we will become profitable.

--------------------------------------------------------------------------------

We Will Require Additional Financing To Sustain Our Operations And Without It We May Not Be Able To Continue Operations. We Cannot Currently Access Funds Under The Purchase Agreement II.

We had an operating cash flow deficit of $6.25 million for the year ended December 31, 2006 and $4.64 million for the year ended December 31, 2005.

The availability of funds under the Purchase Agreement II with Fusion Capital is subject to many conditions, some of which are predicated on events that are not within our control. Accordingly, we cannot guarantee that these capital resources will be sufficient to fund our business operations.

Fusion Capital shall not have the right nor the obligation to purchase any shares of our Common Stock on any trading days that the market price of our Common Stock is less than $0.25. Accordingly, if the stock price is below $0.25, the Company cannot access funds under the Purchase Agreement II. If we are unable to access funds under the Purchase Agreement II, we may need to sell additional equity securities in private placements. As of March 30, 2007, with 2,209,372 remaining available under the Registration Statement, the selling price of our Common Stock to Fusion Capital will have to average at least $16.16 per share for us to receive the remaining proceeds of $35,700,000 without registering additional shares of Common Stock. Shares issued to date under the Common Stock Purchase Agreement are 12,790,628, with proceeds of $4,300,000. Assuming a minimum purchase price of $0.25 per share and the purchase by Fusion Capital of the full 2,209,372 remaining shares under the Purchase Agreement II, the remaining proceeds to us would be $552,343 unless we choose to register more than 2,209,372 shares, which we have the right, but not the obligation, to do. In the event we elect to sell more than the 2,209,372 shares, we will be required to file a new Registration Statement and have it declared effective by the U.S. Securities & Exchange Commission. The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the Purchase Agreement II. We have the right to receive $40,000 per trading day under the Purchase Agreement II, unless our stock price equals or exceeds $1.50, in which case the daily amount may be increased under certain conditions as the price of our Common Stock increases.

The extent to which we rely on Fusion Capital as a source of funding will depend on a number of factors including the prevailing market price of our Common Stock, which as of March 30, 2007, was $0.27, and the extent to which we are able to secure working capital from other sources, such as through the sale of our products. If obtaining sufficient financing from Fusion Capital were to prove unavailable or prohibitively dilutive and if we are unable to sell enough of our products, we may need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the remaining $35,700,000 under the Purchase Agreement II with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, we could be forced to curtail or cease our business operations.

--------------------------------------------------------------------------------

The Sale Of Our Common Stock To Fusion Capital May Cause Dilution And The Sale Of The Shares Of Common Stock Acquired By Fusion Capital And Other Shares Registered for Selling Stockholders Could Cause The Price Of Our Common Stock To Decline

In connection with entering into the Purchase Agreement II with Fusion Capital, we authorized the sale to Fusion Capital of up to 26,643,100 shares of our Common Stock and registered 16,700,000. The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the agreement. The purchase price for the Common Stock to be sold pursuant to the Purchase Agreement II will fluctuate based on the price of our Common Stock. Depending upon market liquidity at the time, a sale of shares by Fusion Capital at any given time could cause the trading price of our Common Stock to decline. Fusion Capital may ultimately purchase all, some or none of the 16,700,000 shares of Common Stock being registered under the Purchase Agreement II. Further, the lower the stock price, the more shares we would have to sell to Fusion Capital to receive the same proceeds. After it has acquired such shares, it may sell all, some or none of such shares registered under the accompanying Registration Statement. Therefore, sales to Fusion Capital by us under the Purchase Agreement II may result in substantial dilution to the interests of other holders of our Common Stock. The sale of a substantial number of shares of our Common Stock by Fusion Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares of Common Stock to Fusion Capital and the Purchase Agreement II may be terminated by us at any time at our discretion without any cost to us.

Further, the sale by Fusion Capital of our Common Stock will increase the number of our publicly traded shares, which could depress the market price of our Common Stock. Moreover, the mere prospect of resales by Fusion Capital and other selling stockholders as contemplated in the prospectus filed January 26, 2007 could depress the market price for our Common Stock. The issuance of shares to Fusion Capital under the Purchase Agreement II, will dilute the equity interest of existing stockholders and could have an adverse effect on the market price of our Common Stock.

--------------------------------------------------------------------------------

The Company's License Agreements May Be Terminated In The Event Of A Breach

The license agreements pursuant to which the Company has licensed its core technologies for its potential drug products permit the licensors, including Georgetown University, to terminate such agreements under certain circumstances, such as the failure by the licensee to use its reasonable best efforts to commercialize the subject drug or the occurrence of any uncured material breach by the licensee. The license agreements also provide that the licensor is primarily responsible for obtaining patent protection for the licensed technology, and the licensee is required to reimburse the licensor for costs it incurs in performing these activities. The license agreements also require the payment of specified royalties. Any inability or failure to observe these terms or pay these costs or royalties may result in the termination of the applicable license agreement in certain cases. The termination of any license agreement could force us to curtail our business operations.

--------------------------------------------------------------------------------

Protecting Our Proprietary Rights Is Difficult and Costly

The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. The license agreements also provide that the licensor is primarily responsible for obtaining patent protection for the licensed technology, and the licensee is required to reimburse the licensor for costs it incurs in performing these activities. Accordingly, we cannot predict the breadth of claims allowed in these companies' patents or whether the Company may infringe or be infringing on these claims. Patent disputes are common and could preclude the commercialization of our products. Patent litigation is costly in its own right and could subject us to significant liabilities to third parties. In addition, an adverse decision could force us to either obtain third-party licenses at a material cost or cease using the technology or product in dispute.

--------------------------------------------------------------------------------

Our Success Will Depend On Our Ability To Attract And Retain Key Personnel

In order to execute our business plan, we need to attract, retain and motivate a significant number of highly qualified managerial, technical, financial and sales personnel. If we fail to attract and retain skilled scientific and marketing personnel, our research and development and sales and marketing efforts will be hindered. Our future success depends to a significant degree upon the continued services of key management personnel, including Dr. Janet Greeson, our Chief Executive Officer, President and Chairman of the Board of Directors, and Dr. Vassilios Papadopoulos, Chief Scientist of the Science of Technology Advisory Committee and our key consultant. We do not maintain key man insurance on either of these individuals. The loss of their services could delay our product development programs and our research and development efforts at Georgetown University. In addition, the loss of Dr. Greeson is grounds for our Research Collaboration with Georgetown University to terminate. In addition, competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense and we cannot be assured that we would be able to recruit qualified personnel on commercially acceptable terms, or at all, to replace them.

--------------------------------------------------------------------------------

We Are Forming A New Collaboration with McGill University and Our Success Is Dependent Upon A Smooth Transition from Our Long Term Collaboration with Georgetown University.

Dr. Vassilios Papadopoulos, the lead scientist in the Georgetown University/Samaritan research collaboration, has been appointed as the new Director of the Research Institute of the McGill University Health Centre (MUHC) in Montreal, Canada. Dr. Papadopoulos has an international reputation as a scientist and a proven track record of leadership in biomedical research and administration. Dr. Papadopoulos will assume his new role officially on July 1, 2007. Between now and then he expects to be at the Research Institute of the MUHC on a regular basis, working on development and operational issues.

Each license granted or to be granted from Georgetown to Samaritan shall not be terminated or any way affected if the research collaboration between Georgetown and Samaritan is terminated. Each such license has its own termination provisions as set forth in the respective license.

Samaritan has the right to terminate the Georgetown research collaboration under this Agreement upon a 60-day notice in the event that Dr. Papadopoulos' ceases to be the Principal Investigator or have responsibility for directing our collaborated research. Samaritan intends to transfer our research collaboration with Georgetown to MUHC and expects to initiate a research collaboration with McGill officially in the third quarter of 2007.

--------------------------------------------------------------------------------

We Are Faced With Intense Competition And Industry Changes, Which May Make It More Difficult For Us To Achieve Significant Market Penetration.

The pharmaceutical and biotech industry generally is characterized by rapid technological change, changing customer needs, and frequent new product introductions. If our competitors' existing products or new products are more effective than or considered superior to our products, the commercial opportunity for our products will be reduced or eliminated. We face intense competition from companies in our marketplace as well as companies offering other treatment options. Many of our potential competitors are significantly larger than we are and have greater financial, technical, research, marketing, sales, distribution and other resources than we do. We believe there will be intense price competition for products developed in our markets. Our competitors may develop or market technologies and products that are more effective or commercially attractive than any that we are developing or marketing. Our competitors may obtain regulatory approval, and introduce and commercialize products before we do. These developments could force us to curtail or cease or business operations. Even if we are able to compete successfully, we may not be able to do so in a profitable manner.

--------------------------------------------------------------------------------

If We Are Unable To Continue Product Development, Our Business Will Suffer

Our growth depends in part on continued ability to successfully develop our products. We may experience difficulties that could delay or prevent the successful development and commercialization of these products. Our products in development may not prove safe and effective in clinical trials. Clinical trials may identify significant technical or other obstacles that must be overcome before obtaining necessary regulatory or reimbursement approvals. In addition, our competitors may succeed in developing commercially viable products that render our products obsolete or less attractive. Failure to successfully develop and commercialize new products and enhancements would likely have a significant negative effect on our financial prospects.

--------------------------------------------------------------------------------

There Is No Assurance That Our Products Will Have Market Acceptance

The success of the Company will depend in substantial part on the extent to which a drug product, once approved, achieves market acceptance. The degree of market acceptance will depend upon a number of factors, including (a) the receipt and scope of regulatory approvals, (b) the establishment and demonstration in the medical community of the safety and efficacy of a drug product, (c) the product's potential advantages over existing treatment methods and (d) reimbursement policies of government and third party payers. We cannot predict or guarantee physicians, patients, healthcare insurers, maintenance organizations, or the medical community in general, will accept or utilize any drug product of the Company. If our products do not develop market acceptance, we will be forced to curtail or cease our business operations.

--------------------------------------------------------------------------------

There Is Uncertainty Relating To Third-Party Reimbursement, Which Is Critical To Market Acceptance Of Our Products.

International market acceptance of our products may depend, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government sponsored health care and private insurance. We may not obtain international reimbursement approvals in a timely manner, if at all. Our failure to receive international reimbursement approvals may negatively impact market acceptance of our products in the international markets in which those approvals are sought and could force us to curtail or cease our business operations.

From time to time significant attention has been focused on reforming the health care system in the United States and other countries. Any changes in Medicare, Medicaid or third-party medical expense reimbursement, which may arise from health care reform, may have a material adverse effect on reimbursement for our products or procedures in which our products are used and may reduce the price we are able to charge for our products. In addition, changes to the health care system may also affect the commercial acceptance of products we are currently developing and products we may develop in the future.

--------------------------------------------------------------------------------

If We Fail To Protect Our Licensed Intellectual Property Rights, Our Competitors May Take Advantage Of Our Ideas And Compete Directly Against Us.

Our success will depend to a significant degree on our ability to secure and protect intellectual property rights and to enforce patent and trademark protections relating to our technology which we license. From time to time, litigation may be advisable to protect our intellectual property position. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Any litigation in this regard could be costly, and it is possible that we will not have sufficient resources to fully pursue litigation or to protect our other intellectual property rights. It could result in the rejection or invalidation of our existing and future patents. Any adverse outcome in litigation relating to the validity of our patents, or any failure to pursue litigation or otherwise to protect our patent position, could force us to curtail or cease our business operations. Also, even if we prevail in litigation, the litigation would be costly in terms of management distraction as well as in terms of money. In addition, confidentiality agreements with our employees, consultants, customers, and key vendors may not prevent the unauthorized disclosure or use of our technology. It is possible that these agreements could be breached or that they might not be enforceable in every instance, and that we might not have adequate remedies for any such breach. Enforcement of these agreements may be costly and time consuming. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States.

--------------------------------------------------------------------------------

We May Be Sued For Allegedly Violating The Intellectual Property Rights Of
Others.

The pharmaceutical industry has in the past been characterized by a substantial amount of litigation and related administrative proceedings regarding patents and intellectual property rights. In addition, major pharmaceutical companies have used litigation against emerging growth companies as a means of gaining or preserving a competitive advantage.

Should third parties file patent applications or be issued patents claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings in the United States Patent and Trademark Office to determine the relative priorities of our inventions and the third parties' inventions. We could also be required to participate in interference proceedings involving our issued patents and pending applications of another entity. An adverse outcome in an interference proceeding could require us to cease using the technology or to license rights from prevailing third parties and force us to curtail or cease our business operations.

 Third parties may claim we are using their patented inventions and may go to court to stop us from engaging in our normal operations and activities. These lawsuits are expensive to defend and conduct and would also consume and divert the time and attention of our management. A court may decide that we are infringing a third party's patents and may order us to cease the infringing activity. A court could also order us to pay damages for the infringement. These damages could be substantial and could have a material adverse effect on our business, financial condition, results of operations and cash flows. An adverse outcome on an infringement claim could force us to curtail or cease our business operations.

 If we are unable to obtain any necessary license following an adverse determination in litigation or in interference or other administrative proceedings, we would have to redesign our products to avoid infringing a third party's patent and could temporarily or permanently have to discontinue manufacturing and selling some of our products. If this were to occur, it would negatively impact future sales and, in turn, our business, financial condition, results of operations and cash flows, which could force us to curtail or cease our business operations.

--------------------------------------------------------------------------------

If We Fail To Obtain Or Maintain Necessary Regulatory Clearances Or Approvals For Products, Or If Approvals Are Delayed Or Withdrawn, We Will Be Unable To Commercially Distribute And Market Our Products Or Any Product Modifications.

Government regulation has a significant impact on our business. Government regulation in the United States and other countries is a significant factor affecting the research and development, manufacture and marketing of our products. In the United States, the Food and Drug Administration (FDA) has broad authority under the federal Food, Drug and Cosmetic Act to regulate the distribution, manufacture and sale of pharmaceutical products. The process of obtaining FDA and other required regulatory clearances and approvals is lengthy and expensive. We may not be able to obtain or maintain necessary approvals for clinical testing or for the manufacturing or marketing of our products. Failure to comply with applicable regulatory approvals can, among other things, result in fines, suspension or withdrawal of regulatory approvals, product recalls, operating restrictions, and criminal prosecution. In addition, governmental regulations may be established which could prevent, delay, modify or rescind regulatory approval of our products. Any of these actions by the FDA, or change in FDA regulations, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Regulatory approvals, if granted, may include significant limitations on the indicated uses for which our products may be marketed. In addition, to obtain such approvals, the FDA and foreign regulatory authorities may impose numerous other requirements on us. FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory standards or unforeseen problems following initial marketing. We may not be able to obtain or maintain regulatory approvals for our products on a timely basis, or at all, and delays in receipt of or failure to receive such approvals, the loss of previously obtained approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and cash flows, which could force us to curtail or cease our business operations.

--------------------------------------------------------------------------------

Positive Results In Preclinical And Early Clinical Trials Do Not Ensure Future Clinical Trials Will Be Successful Or Drug Candidates Will Receive Any NecessaryRegulatory Approvals For The Marketing, Distribution Or Sale Of Such Drug Candidates.

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

--------------------------------------------------------------------------------

If We Become Subject To Product Liability Claims, We May Be Required To Pay Damages That Exceed Our Insurance Coverage.

Our business exposes us to potential product liability claims that are inherent in the testing, production, marketing and sale of pharmaceuticals products. While we maintain a commercial general liability policy for $2 million, we may not be able to maintain insurance in amounts or scope sufficient to provide us with adequate coverage. A claim in excess of our insurance coverage would have to be paid out of cash reserves, which could have a material adverse effect on our business, financial condition, results of operations and cash flows and force us to curtail or cease our business operations. In addition, any product liability claim likely would harm our reputation in the industry and our ability to develop and market products in the future.

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

We Are Dependent On Third Parties For A Significant Portion Of Our Bulk Supply And The Formulation, Fill And Finish Of Our Product Candidates.

We currently produce a substantial portion of clinical product candidates' supply at our collaborative partner's Ireland manufacturing facility. However, we also depend on third parties for a significant portion of our product candidates' bulk supply as well as for some of the formulation, fill and finish of product candidates that we manufacture. Pharmaplaz is our third-party contract manufacturer of product candidates' bulk drug; accordingly, our clinical supply of product candidates is currently significantly dependent on Pharmaplaz's production schedule for product candidates. We would be unable to produce product candidates in sufficient quantities to substantially offset shortages in Pharmaplaz's scheduled production if Pharmaplaz or other third-party contract manufacturers used for the formulation, fill and finish of product candidates bulk drug were to cease or interrupt production or services or otherwise fail to supply materials, products or services to us for any reason, including due to labor shortages or disputes, regulatory requirements or action or contamination of product lots or product recalls. We cannot guarantee that an alternative third-party contract manufacturer would be available on a timely basis or at all. This in turn could materially reduce our ability to satisfy demand for product candidates, which could materially and adversely affect our operating results.

--------------------------------------------------------------------------------

Our Corporate Compliance Program Cannot Guarantee That We Are In Compliance With All Potentially Applicable U.S. Federal And State Regulations And All Potentially Applicable Foreign Regulations.

The development, manufacturing, distribution, pricing, sales, marketing and reimbursement of our products, together with our general operations, is subject to extensive federal and state regulation in the United States and to extensive regulation in foreign countries. While we have developed and instituted a corporate compliance program based on what we believe to be current best practices, we cannot assure you that we or our employees are or will be in compliance with all potentially applicable U.S. federal and state regulations and/or laws or all potentially applicable foreign regulations and/or laws. If we fail to comply with any of these regulations and/or laws a range of actions could result, including, but not limited to, the termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, including withdrawal of our products from the market, significant fines, exclusion from government healthcare programs or other sanctions or litigation.

--------------------------------------------------------------------------------

Risks Associated With An Investment In Our Common Stock

The Market Price Of Our Common Stock Is Highly Volatile.

The market price of our Common Stock has been and is expected to continue to be highly volatile. Various factors, including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights may have a significant impact on the market price of our stock. If our operating results are below the expectations of securities analysts or investors, the market price of our Common Stock may fall abruptly and significantly.

Future sales of our Common Stock, including shares issued upon the exercise of outstanding options and warrants or hedging or other derivative transactions with respect to our stock, could have a significant negative effect on the market price of our Common Stock. These sales also might make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we would deem appropriate.

We entered into registration rights agreements in connection with certain financings pursuant to which we agreed to register for resale by the investors the shares of Common Stock issued. Sales of these shares could have a material adverse effect on the market price of our shares of Common Stock.

--------------------------------------------------------------------------------

If We Do Not Show Progress Consistent With Our Compliance Plan, There Is No Assurance That Our Stock Will Not Be Delisted From The American Stock Exchange ("AMEX", the "Exchange").

On April 3, 2007, the American Stock Exchange ("AMEX") notified Samaritan Pharmaceuticals, Inc. that its listing on the AMEX exchange is being continued pursuant to an extension with a plan completion date of May 31, 2007, which encompasses the due date for Samaritan's quarterly Report (Form 10-Q) for the period ending March 31, 2007 to demonstrate that it has regained compliance with the continued listing standards in Section 1003(a)(ii) and (iii) of the AMEX Company Guide. The Company must also address Section 1003(f)(v) of the AMEX Company Guide.

Previously on November 6, 2006 and on January 30, 2007 , the AMEX Listing Qualifications staff notified the Company it no longer complies with the Exchange's continued listing standard due to its shareholder's equity of less than $4 million and losses from continuing operations and/or losses in three out of its four most recent fiscal years, as set forth in Section 1003(a)(ii) of the Company Guide; with its shareholder's equity of less than $6 million from continuing operations and/or net losses in its five most recent fiscal years, as set forth in Section 1003(a)(iii) of the Company Guide; and with its low selling price, as set forth in Section 1003(f)(v) of the Company Guide.

The Company is required by the AMEX to provide periodic reports showing progress consistent with the Company's compliance plan. If the Company does not show progress consistent with our compliance plan, the Staff will review the circumstances and may immediately commence delisting proceedings. Thus, there is no assurance that the Company will be able to maintain continued listing on the AMEX.

--------------------------------------------------------------------------------

Under Provisions Of The Company's Articles Of Incorporation, Bylaws And Nevada Law, The Company's Management May Be Able To Block Or Impede A Change In Control

The issuance of blank check preferred stock, where the Board of Directors can designate rights or preferences, may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, a majority of our voting stock. These and other provisions in our Articles of Incorporation (restated as last amended June 10, 2005) and in our Bylaws (restated as last amended April 18, 2005), as well as certain provisions of Nevada law, could delay or impede the removal of incumbent directors and could make it more difficult to effect a merger, tender offer or proxy contest involving a change of control of the Company, even if such events could be beneficial to the interest of the shareholders as a whole. Such provisions could limit the price that certain investors might be willing to pay in the future for our Common Stock.

--------------------------------------------------------------------------------

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES

The Company's executive offices are currently located at 101 Convention Center Drive, Suite 310, Las Vegas, Nevada 89109. On October 3, 2005, the Company expanded its premises to a 2,601 square foot office space which is rented at a base rent of $4,681.80 per month. In addition, pursuant to a research collaboration, Georgetown University provides office and laboratory space at the Samaritan Research Laboratories, Biochemistry and Molecular Biology Dept., Med/Dent Bldg #SE101A, 3900 Reservoir Road NW, Washington, D.C. 20057.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

                                     PART II

ITEM 5. MARKET FOR SAMARITAN'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's Common Stock is traded on the American Stock Exchange under the symbol "LIV". As of December 31, 2006, there were approximately nine hundred
(900) holders of record of Common Stock. Certain of the shares of Common Stock are held in street names and may, therefore, be held by numerous beneficial owners. The Company has never paid a cash dividend on its Common Stock. The payment of dividends may be made at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company's financial condition, results of operations, and other factors the Board of Directors may consider. The following table sets forth the range of high and low bid prices for our Common Stock for each quarter within the last three (3) fiscal years. Such quotes reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. The quotations may be rounded for presentation.

                                        FISCAL YEAR ENDED
                   ------------------------------------------------------------
                   December 31, 2006   December 31, 2005    December 31, 2004
                   ------------------- -------------------- -------------------
                     High      Low       High       Low       High      Low
                   --------- --------- --------- ---------- --------- ---------
First Quarter         $0.91     $0.30     $1.14      $0.45     $0.72     $0.33
Second Quarter        $0.71     $0.36     $0.92      $0.35     $1.69     $0.51
Third Quarter         $0.56     $0.29     $0.71      $0.33     $1.40     $0.77
Fourth Quarter        $0.34     $0.17     $0.57      $0.38     $1.17     $0.80


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

During the fiscal year ending December 31, 2006, the Company exchanged 7,212,500 shares of the Company Stock for $2,045,000. The Company also issued 450,926 shares upon the exercise of stock options and the receipt of $64,500.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data presented under the caption "Consolidated Balance Sheet Data" as of December 31, 2006, 2005, 2004, 2003, and 2002 and under the caption "Consolidated Statement of Operations Data" for the years ending December 31, 2006, 2005, 2004, 2003, and 2002 are derived from our consolidated financial statements which have been audited. The data set forth below should be read in conjunction with the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the "Consolidated Financial Statements" and the Notes thereto and other financial information included elsewhere in the report.


            Consolidated Statement
              of Operations Data                                   For the Year Ended December 31,
                                                 ---------------------------------------------------------------------
                                                    2006          2005          2004           2003          2002
                                                 ------------ ------------- -------------- ------------- -------------
REVENUES:

Consulting                                       $         -  $          -  $           -  $    250,000  $          -
Governmental Research Grants                          32,379       256,847              -             -             -
                                                 ------------ ------------- -------------- ------------- -------------
                                                                   256,847              -       250,000             -

EXPENSES:
Research and development                           4,667,053     3,456,301      1,543,921       838,208     1,097,248
Interest, net                                        (31,795)      (60,021)       (36,730)        6,334        20,307
General and administrative
                                                   2,812,934     2,320,011      3,561,302      4,902,213    2,419,215
Depreciation and amortization                        156,933        98,115         27,218         23,776      520,383
Other income                                                             -       (231,350)             -            -
                                                 ------------ ------------- -------------- ------------- -------------
                                                   7,605,125     5,814,406      4,864,361     5,770,531     4,057,153
                                                 ------------ ------------- -------------- ------------- -------------

NET LOSS                                          (7,572,746)   (5,557,559)    (4,864,361)   (5,520,531)   (4,057,153)

Other Comprehensive Income
Unrealized loss on marketable securities               3,933        12,648        (16,580)            -             -
Foreign translation adjustment                        77,141       (20,540)             -             -             -
                                                 ------------ ------------- -------------- ------------- -------------
Total Comprehensive Income                       $(7,491,672) $ (5,565,451) $  (4,880,941) $ (5,520,531) $ (4,057,153)
                                                 ============ ============= ============== ============= =============

Loss per share, basic                            $      (.05) $      (0.04) $       (0.04) $      (0.07) $      (0.08)
                                                 ============ ============= ============== ============= =============

Weighted average number of shares outstanding:
Basic & diluted                                  147,058,648   134,560,596    124,483,372    79,767,085    50,788,659
                                                 ============ ============= ============== ============= =============



Consolidated Balance Sheet Data
                                                                           At December 31,
                                                 ---------------------------------------------------------------------
                                                    2006          2005          2004           2003          2002
                                                 ------------ ------------- -------------- ------------- -------------

Cash and equivalents and Short-term investments  $   742,075  $    952,531  $   3,929,263  $    370,583  $    357,826

Working capital                                    ($445,644) $    745,036  $   3,835,445  $     (8,968) $   (986,117)

Total assets                                     $ 2,499,467  $  2,237,459  $   5,249,159  $    674,821  $    661,788

Long-term obligations                            $         -  $          -  $           -  $          -  $          -

Stockholders' equity (deficit)                      $979,902  $  1,675,399  $   5,078,992  $    274,011  $   (935,155)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Samaritan Pharmaceuticals, Inc. (including the subsidiaries, referred to as Samaritan, the "Company", "it", "we", and "our"), formed in September 1994, is an entrepreneurial biopharmaceutical company, focused on commercializing innovative therapeutic products to relieve the suffering of patients with Alzheimer's disease; cancer; cardiovascular disease, HIV, and Hepatitis C; as well as, commercializing its acquired marketing and sales rights to sell nine marketed revenue-generating products in Greece and/or various Eastern European countries.

Samaritan has partnered its oral entry inhibitor HIV drug SP-01A, a drug that has demonstrated safety and efficacy, in Phase II clinical trials, with Pharmaplaz, Ireland to advance to Phase III clinical trials. In addition, Samaritan aims to commercialize three blockbuster market drug candidates with late-stage preclinical development programs. Samaritan is evaluating the use of Caprospinol, SP-233 in Alzheimer's disease patients; the use of SP-1000 with acute coronary disease patients; and the use of SP-10 as an "oral treatment" for Hepatitis C patients.

Business Model

Our commercialization business model is focused dually on, the partnering of our promising innovative products to pharmaceutical companies; and the acquisition of the marketing and sales rights to revenue-generating marketed products for sales in Greece and Eastern Europe. This model allows Samaritan to focus on our core competencies in drug discovery and drug development. Samaritan partners promising innovative therapeutics anywhere in the early "human" clinical trial stage, i.e. late-stage preclinical studies, Phase I Clinical trials, or proof of concept, Phase II clinical trials, with the objective of partnering before costly Phase III clinical trials. Potential revenue streams with this model could include up-front fees, milestone payments, and participation in the marketing success of partnered products through royalties. In addition, Samaritan is enhancing and strengthening our sales and marketing force in Greece and Eastern Europe to allow for the significant economics gained by advancing the commercialization of our contracted marketed products. Our business model is entirely focused on achieving growth and maximizing value for the benefit of our investors.

Licensing and Collaborative Agreements

To build, advance and promote our product portfolio, Samaritan often seeks to augment our own internal programs and capabilities with collaborative projects with a number of outside partners. For our marketed products, we have established certain license agreements, co-promotion arrangements, manufacturing, supply and co-development alliances with pharmaceutical and other biotechnology companies, academic institutions and government laboratories to which we currently pay royalties. For more information on these collaborations, please see Item 1, "Business" section. Similarly, for product candidates now in development, we have secured licenses to certain intellectual property and entered into strategic alliances with third parties for various aspects of research, development, manufacturing and commercialization, pursuant to which we will owe or receive future royalties if the product candidates are licensed and commercialized.

Pharmaplaz, LTD. On March 28, 2007, Samaritan and Pharmaplaz announced they have a collaboration to develop and commercialize SP-01A, an "oral" HIV entry inhibitor, which has demonstrated safety and efficacy in Phase II human clinical trials. Under the terms of the agreement, Samaritan is to receive $10 million dollars upfront in two payments, $1.4 million was received on March 28, 2007, and the remaining $8.6 million on September 16, 2007. Pharmaplaz will be responsible for clinical development, clinical trial costs and manufacturing. Upon successful commercialization, Samaritan and Pharmaplaz will co-market SP-01A and will share 50-50, in its revenue royalty stream.

Shire Pharmaceuticals. On March 1, 2007, Samaritan executed an exclusive licensing deal with Shire Pharmaceuticals for the marketing of Elaprase in Greece and Cyprus.

Three Rivers Pharmaceuticals(R). On December 12, 2005, Samaritan signed an exclusive licensing agreement with Three Rivers Pharmaceuticals, Inc. for the marketing of Amphocil, a prescription drug in Greece; authorization is pending for Cyprus.

Molteni Farmaceutici. On January 1, 2007, Samaritan executed an exclusive licensing agreement with Molteni Farmaceutici for the marketing of Mepivamol, Methadone, Morphine Sulphate, Naloxone, Naltrexone, and Oramorph in Greece and Cyprus.

Siraeo, Ltd. On December 28, 2006, Samaritan signed an exclusive licensing agreement with Siraeo, Ltd for the marketing of Infasurf in Turkey, Serbia, Bosnia, Macedonia, Albania, Egypt and Syria. Infasurf is an approved FDA prescription product owned by Ony, Inc. and marketed by Forest Laboratories in the US.

Metastatin Pharmaceuticals. On March 1, 2007, Samaritan announced that we had completed our acquisition of Metastatin Pharmaceuticals.

Plan and Results of Operations

We have used the proceeds from private placements of our capital stock, primarily to expand our preclinical and clinical efforts, as well as for general working capital.

The net loss since our inception on September 5, 1994 through December 31, 2006 was $41,309,142. We expect losses to continue for the near future, and such losses will likely increase as human clinical trials are undertaken in the United States. Future profitability will be dependent upon our ability to complete the development of our pharmaceutical products, obtain necessary regulatory approvals and effectively market such products. In addition, future profitability will require the Company to establish agreements with other parties for clinical testing, manufacturing, commercialization and sale of its products.

Liquidity and Capital Resources

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for each of the years in the three-year period ending December 31, 2006:

                                    2006            2005           2004
Cash provided by (used in):
Operating activities             $(6,248,128)    $(4,635,947)   $(3,287,896)
Investing activities                  $44,223        $972,460   $(2,495,178)
Financing activities               $6,489,517      $1,681,500     $7,850,940

As of December 31, 2006, the Company's cash position was $742,075. We are continuing efforts to raise additional capital and to execute our research and development plans. Even if we are successful in raising sufficient money to carry out these plans, additional clinical development is necessary to bring our products to market, which will require a significant amount of additional capital.

On March 28, 2007, Samaritan and Pharmaplaz, announced that they have a collaboration to develop and commercialize SP-01A, an "oral" HIV entry inhibitor that has demonstrated safety and efficacy in Phase II human clinical trials. Under the terms of the agreement, Samaritan receives $10 million upfront in two payments. The first payment of $1.4 million was received by Samaritan, and the remaining $8.6 million is payable on September 16, 2007. Pharmaplaz will be responsible for clinical development, clinical trial costs and manufacturing. Upon successful commercialization, Samaritan and Pharmaplaz will co-market SP-01A and will share 50-50 in its revenue royalty stream.

Cash provided by investing activities was $44,223 for the twelve (12) month period ending December 31, 2006, as compared to $972,460 for the twelve (12) month period ending December 31, 2005. Each period reflects proceeds from the liquidation of certificates of deposit offset by investing activity such as the purchase of equipment and patent registration costs. During 2006, there were fewer marketable securities to liquidate and we increased the rate of investments in patent costs and technology rights which resulted in the decline in cash flows from 2005 to 2006.

Cash provided by financing activities was $6,489,517 for the twelve (12) month period ending December 31, 2006, as compared to $1,681,500 for the twelve (12) month period ending December 31, 2005, an increase of $4,808,017 or two-hundred eighty-six percent (286%). This year's results include proceeds of $2,045,000 from private placements, and $64,500 from the exercise of warrants. Furthermore, proceeds from the equity financing agreement increased this year through December 31 by $2,591,033.

Cash used in operating activities during the twelve month (12) period ending December 31, 2006 was $(6,248,128), as compared to $(4,635,947) for the twelve
(12) month period ending December 31, 2005. This increase is primarily attributable to (a) additional expenses related to development of SP-01A and (b) the initiation of our clinical trial, including payments to Pharmaplaz, LTD for performing work to complete the chemistry and manufacturing and controls (CMC) information for SP-01A.

Current assets as of December 31, 2006 were $1,073,921 as compared to $1,307,096 as of December 31, 2005. This decrease of $233,175, or eighteen percent (18%), is primarily attributable to the use of cash to fund drug development activities. Augmenting the private placement funds are the increased proceeds received through our equity financing arrangement with Fusion Capital as offset by the increased research expenditures. Current liabilities as of December 31, 2006 were $1,519,565 as compared to $562,060 as of December 31, 2005, an increase of $957,505 or one hundred seventy percent (170%). Such increase is the result of increased spending on patent costs, and the acquisition of technology rights.

On May 12, 2005, we entered into the Purchase Agreement II with Fusion Capital, pursuant to which Fusion Capital has agreed to purchase our Common Stock from time to time, at our option, up to an aggregate amount of $40,000,000 over fifty
(50) months commencing on the date the SEC declared effective our Registration Statement on December 29, 2005 (Commission Registration No. 333-130356), the Registration Statement on Form SB-2 was declared effective by the SEC. Samaritan filed a post effective amendment on Form S-1 to the above Registration Statement No. 333-130356 on January 9, 2007. The SEC declared it effective on February 6, 2007. The number of registered, yet not issued shares remaining under that Registration Statement as of March 30, 2007, was 2,209,372.

We believe that existing balances of cash, cash equivalents, marketable securities, cash generated from operations (out-licensing of SP-01A to Pharmaplaz and future cash derived from marketed products), and funds potentially available to us under Purchase Agreement II are sufficient to finance our current operations and working capital requirements on both a short-term and long-term basis. However, we cannot predict the amount or timing of our need for additional funds under various circumstances, which could include a significant acquisition of a business or assets, new product development projects, expansion opportunities, or other factors that may require us to raise additional funds in the future. We cannot provide assurance that funds will be available to Samaritan when needed on favorable terms, or at all.

On March 28, 2007, Samaritan and Pharmaplaz, announced that they have a collaboration to develop and commercialize SP-01A, an "oral" HIV entry inhibitor that has demonstrated safety and efficacy in Phase II human clinical trials.

Under the terms of the agreement, Samaritan receives $10 million upfront in two payments. The first payment of $1.4 million was received by Samaritan, and the remaining $8.6 million is payable on September 16, 2007. Pharmaplaz will be responsible for clinical development, clinical trial costs and manufacturing. Upon successful commercialization, Samaritan and Pharmaplaz will co-market SP-01A and will share 50-50 in its revenue royalty stream.

We will continue to have significant general and administrative expenses, including expenses related to clinical studies, our research collaboration with universities and patent registration costs. Except for our Purchase Agreement with Fusion Capital, no commitment exists for continued investments, or for any underwriting.

In addition to our financing arrangements with Fusion Capital (as discussed above), we may require substantial additional funds to sustain our operations and to grow our business. The amount will depend, among other things, on (a) the rate of progress and cost of our research and product development programs and clinical trial activities; (b) the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights; and (c) the cost of developing manufacturing and marketing capabilities, if we decide to undertake those activities. The clinical development of a therapeutic product is a very expensive and lengthy process which may be expected to utilize $5 to $20 million over a three (3) to six (6) year development cycle. We may also need to obtain additional funds to develop our therapeutic products and our future access to capital is uncertain. The allocation of limited resources is an ongoing issue for us as we move from research activities into the more costly clinical investigations required to bring therapeutic products to market.

The extent to which we rely on Fusion Capital as a source of funding will depend on a number of factors, including the prevailing market price of our Common Stock (which must exceed $0.25 per share) and the extent to which we are able to secure working capital from other sources. Even if we are able to access the full amounts under Purchase Agreement II with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans. If we are unable to obtain additional financing, we might be required to delay, scale back or eliminate selected research and product development programs or clinical trials, or be required to license third parties to commercialize products or technologies that we would otherwise undertake ourselves, or cease certain operations all together. However, any of these options might have a material adverse effect upon the Company. If we raise additional funds by issuing equity securities, dilution to stockholders may result, and new investors could have rights superior to existing holders of shares. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would have a material adverse effect on our business, operating results, financial condition and prospects.

We have been able to meet our cash needs during the past twelve (12) months through a combination of funds received through private placements and funds received under the Purchase Agreements. Currently, we have out-licensed our SP-01A and in-licensed the rights to sell nine drugs, Amphocil from Three Rivers Pharmaceuticals, Elaprase from Shire Pharmaceuticals, Infasurf from Ony, Inc, and Mepivamol, Methadone, Morphine Sulphate, Naloxone, Naltrexone, and Oramorph from Molteni Pharmaceuticals to meet our cash needs. We intend to continue to explore avenues to obtain additional capital through private placements and by the sale of our shares of Common Stock to Fusion Capital.

Results of Operations For The Twelve (12) Months Ending December 31, 2006 As Compared To The Twelve (12) Months Ending December 31, 2005

During the years ending December 31, 2006 and 2005, we incurred research expenditures pursuant to grants we received from the U.S. Department of Health and Human Services. We recognized grant revenue of $32,379 and $256,847, the extent of such qualifying expenditures for 2006 and 2005, respectively.

We incurred research and development expenses of $4,667,053 for the year ended December 31, 2006, as compared to $3,456,301 for the year ended December 31, 2005. This increase of $1,210,752, or thirty-five percent (35%), was primarily attributable to (a) the continuation of our Phase IIb HIV clinical trial, (b) our increase in financial commitment with Georgetown University, (c) additional expenses incurred to development of SP-01A, including payments to Pharmaplaz, LTD for the manufacturing of SP-01A and (d) for performing the work necessary to complete the chemistry, manufacturing and controls (CMC) section of New Drug Application for the FDA, which will be submitted with studies conducted under the IND for SP-01A. We expect that research and development expenditures relating to drug discovery and development will increase in 2007 and into subsequent years due to FDA clinical trials which include the continuation and expansion of clinical trials (i) our Alzheimer's drug program, (ii) the initiation of trials for other potential indications and (iii) additional study expenditures for potential pharmaceutical candidates. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of preclinical testing and clinical trial-related activities.

Research and Development Expense

Research and development expenses consist of the costs associated with our research activities, as well as the costs associated with our drug discovery efforts, conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Our research and development expenses consist of:

    -external research and development expenses incurred under agreements with third-party contract research organizations and investigative sites, third-party manufacturing organizations and consultants;
    -employee-related expenses, which include salaries and benefits for the personnel involved in our drug discovery and development activities.

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


                                         Estimated
                                        Completion           Research and Development Expenses
                            Phase of    of Current                  Year Ended December 31,
Product Candidate          Indication   Development   Trial       2004        2005        2006
-------------------------- ----------- -------------- ------ -------------------------------------
Clinical Development
SP-01A**                          HIV        Phase 2   2006  $   836,424  $2,263,903  $ 2,534,856

Research and preclinical                                     $   707,497  $1,192,398  $ 2,132,197
                                                             ------------ ----------- ------------
                                                             $ 1,543,921  $3,456,301  $ 4,667,053
                                                             ============ =========== ============

            **On March 28, 2007, Samaritan entered into an agreement in which Pharmaplaz will bear the expense of the development of SP-01A going forward.

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from, SP-01A or any of our preclinical product candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

    -the scope, rate of progress and expense of our clinical trials and other research and development activities;
    -the potential benefits of our product candidates over other therapies; -our ability to market, commercialize and achieve market acceptance for any of our product candidates that we are developing or may develop in the future;
    -future clinical trial results;
    -the terms and timing of regulatory approvals; and -the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

General and administrative expenses increased to $2,812,934 for the year ended December 31, 2006, as compared to $2,320,011 for the year ended December 31, 2005. This increase of $492,923 or twenty-one percent (21%) was primarily attributable to increases in payroll and advertising.

Depreciation and amortization amounted to $156,933 for the year ended December 31, 2006, as compared to $98,115 for the year ended December 31, 2005. This increase of $58,818 (60%) was primarily attributable to research equipment purchases during the second quarter of 2005 and amortization of patent registration costs of $55,458 for the year ended December 31, 2006.

Net interest (income) expense amounted to $(31,795) and $(60,021) for the years ending December 31, 2006 and 2005, respectively. The credit balance in the interest expense account is due to offsetting interest earned from holding our cash in marketable securities and certificates of deposits. During 2006, a certificate of deposit was liquidated to provide operating capital. Therefore, interest earnings declined from 2005 to 2006.

Other comprehensive income (loss) is comprised of two components. The Company invests in marketable securities to earn a return on cash not needed in the short-term. Temporary, unrealized gains and losses are recorded to reflect changes in the market value of the temporary investments as they occur. At December 31, 2006, such market fluctuations totaled $3,933. During 2006, there was a realized loss of $3,160 on the liquidation of the CD. The other component of comprehensive income is due to the payment in foreign currency of operations that occur in Ireland and Greece. The amount of the gain or loss is a function of the relative strength of the American dollar to the Euro. At December 31, 2006, the balance of the foreign currency translation gain was $77,141.

We had a net loss of $7,572,746 for the year ended December 31, 2006, as compared to $5,557,559 for the year ended December 31, 2005. The loss per share for the yearly periods was $0.05 and 0.04 per share, respectively, for 2006 and 2005 per share. The increased loss of $2,015,187, relates primarily to increased expenses, particularly in research, as described above.

Results of Operations For The Twelve (12) Months Ending December 31, 2005 As Compared To The Twelve (12) Months Ending December 31, 2004

During the year ending December 31, 2005, we incurred research expenditures pursuant to a grant we received from the U.S. Department of Health and Human Services. We recognized grant revenue of $256,847, the extent of such qualifying expenditures.

We incurred research and development expenses of $3,456,301 for the year ended December 31, 2005, as compared to $1,543,921 for the year ended December 31, 2004. This increase of $1,912,381, or one hundred twenty-four percent (124%), was primarily attributable to (a) the continuation of our Phase IIb HIV clinical trial, (b) our increase in financial commitment with Georgetown University, (c) additional expenses incurred to development of SP-01A, including payments to Pharmaplaz, LTD for the manufacturing of SP-01A and (d) for performing the work necessary to complete the chemistry, manufacturing and controls (CMC) section of New Drug Application for the FDA, which was submitted with studies conducted under the IND for SP-01A. We expect that research and development expenditures relating to drug discovery and development will increase in 2006 and into subsequent years due to FDA clinical trials which include the continuation and expansion of clinical trials (i) for our HIV drug program, (ii) our Alzheimer's drug program, (iii) the initiation of trials for other potential indications and
(iv) additional study expenditures for potential pharmaceutical candidates. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of preclinical testing and clinical trial-related activities. On June 1, 2004, we also hired a Chief Drug Development Officer at an annual salary of $300,000, plus benefits.

General and administrative expenses decreased to $2,320,011 for the year ended December 31, 2005, as compared to $3,561,302 for the year ended December 31, 2004. This decrease of $1,241,291 or thirty-five percent (35%) was primarily attributable to a decrease in amortization of fees with third party agreements.

Depreciation and amortization amounted to $98,115 for the year ended December 31, 2005, as compared to $27,218 for the year ended December 31, 2004. This increase of $70,897 (260%) was primarily attributable to research equipment purchases during the second quarter of 2005 and amortization of patent registration costs of $34,268 for the year ended December 31, 2006.

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

Results of Operations From September 5, 1994 Through December 31, 2006

 The net loss since our inception on September 5, 1994 through December 31, 2006 was $41,309,142. We expect losses to continue for the near future, and such losses will likely increase as human clinical trials are undertaken. Future profitability will be dependent upon our ability to complete the development of our pharmaceutical products, obtain necessary regulatory approvals and effectively market such products. In addition, future profitability will require the Company establish agreements with other parties for the clinical testing, manufacturing, commercialization and sale of its products.

Contractual Obligations

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2006.


------------------------------- ------------ ------------- ------------- ------------ -------------
                                              Less than        1-3           4-5       More than
                                   Total         Year         Years         Years       5 years
------------------------------- ------------ ------------- ------------- ------------ -------------
Operating lease obligations     $   166,935  $     59,940  $    106,996            -             -
------------------------------- ------------ ------------- ------------- ------------ -------------
Other   (1)                     $ 7,500,000  $  1,000,000  $  2,000,000  $ 2,000,000  $  2,500,000
------------------------------- ------------ ------------- ------------- ------------ -------------
Total                           $ 7,666,935  $  1,059,940  $  2,106,996  $ 2,000,000  $  2,500,000
------------------------------- ------------ ------------- ------------- ------------ -------------

(1) Samaritan has a research collaboration (the "Research Collaboration") with Georgetown University to further develop Samaritan's pipeline. Commencing on April 1, 2004, the Research Collaboration term was extended to 2014 with a budget of $1,000,000 per year. The $1,000,000 paid by Samaritan over four (4) quarterly payments of $250,000 is unallocated and covers the general research and development effort. In the second quarter of 2007, we plan to terminate the Georgetown University research collaboration, however, Samaritan is currently negotiating a research collaboration with McGill University, Montreal, under the same terms as the Georgetown University agreement which we plan to initiate in the third quarter of 2007.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

 (B) Changes In Internal Controls. In connection with the evaluation of the Company's internal controls during the Company's fiscal year ended December 31, 2006, the Company's Principal Executive Officer and Principal Financial Officer have determined that there were no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting during the fiscal year ended December 31, 2006, or subsequent to the date of their last evaluation, or from the end of the reporting period to the date of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND OTHER DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement, to be filed within one hundred twenty (120) days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated by reference to our Proxy Statement.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement, to be filed within one hundred twenty (120) days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated by reference to our Proxy Statement.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Listed below are all exhibits filed as part of this Annual Report on Form 10-K. Some exhibits are filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.


EXHIBIT NO.        DESCRIPTION                                         LOCATION
------------------ -------------------------------------------------   --------------------------------------------
3.1                Articles of Incorporation, restated as last         Incorporated by reference to Exhibit 3.1
                   amended June 10, 2005                               to the Company's Current Report on Form
                                                                       8-K as filed with the U.S. Securities and
                                                                       Exchange Commission on July 8, 2005

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

4.2                Amended Samaritan Pharmaceuticals, Inc. 2001        Incorporated by reference to Exhibit 4.2
                   Stock Option Plan                                   to the Company's Quarterly Report on Form
                                                                       10-QSB as filed with the U.S. Securities
                                                                       and Exchange Commission on August 16, 2004

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

10.1               Research, Development and Commercialization         Incorporated by reference to Exhibit 10.1
                   Collaboration Agreement for SP-01A dated March      to the Company's Form 10-K as filed with
                   28, 2007 by and between Pharmaplaz and the          the U.S. Securities and Exchange
                   Company.                                            Commission on April 13, 2007.

10.2               Common Stock Purchase Agreement (Purchase           Incorporated by reference to Exhibit 10.1
                   Agreement I), dated April 22, 2003, by and          to the Company's Current Report on Form
                   between the Company and Fusion Capital Fund II,     8-K as filed with the U.S. Securities and
                   LLC                                                 Exchange Commission on April 25, 2003

10.3               Registration Rights Agreement, dated April 22,      Incorporated by reference to Exhibit 10.2
                   2003, by and between the Company and Fusion         to the Company's Current Report on Form
                   Capital Fund II, LLC                                8-K as filed with the U.S. Securities and
                                                                       Exchange Commission on April 25, 2003

10.4               Employment Agreement, dated as of January 1,        Incorporated by reference to Exhibit 10.6
                   2001, by and between Samaritan Pharmaceuticals,     to the Company's Quarterly Report on Form
                   Inc. and Mr. Thomas Lang.                           10-QSB as filed with the U.S. Securities
                                                                       and Exchange Commission on August 16, 2004

10.5               Form of Trust Under Samaritan Pharmaceuticals,      Incorporated by reference to Exhibit 10.10
                   Inc. Deferred Compensation Plan                     to
                                                                       the Company's Quarterly Report on Form
                                                                       10-QSB as filed with the U.S. Securities
                                                                       and Exchange Commission on August 14, 2002

10.6               Master Clinical Trial and Full Scale                Incorporated by reference to Exhibit 10.10
                   Manufacturing Agreement, dated October 5, 2004,     to the Company's Quarterly Report on Form
                   by and between the Company and Pharmaplaz, LTD      10-QSB as filed with the U.S. Securities
                                                                       and Exchange Commission on November 15,
                                                                       2004

10.7               Common Stock Purchase Agreement (Purchase           Incorporated by reference to Exhibit 10.11
                   Agreement II), dated May 12, 2005, by and           to the Company's Quarterly Report on Form
                   between the Company and Fusion Capital Fund II,     10-QSB as filed with the U.S. Securities
                   LLC                                                 and Exchange Commission on May 13, 2005

10.8               Amendment to Common Stock Purchase Agreement,       Incorporated by reference to Exhibit 10.12
                   dated December 19, 2005, by and between the         to the Company's Registration Statement on
                   Company and Fusion Capital Fund II, LLC             Form SB-2 as filed with the U.S.
                                                                       Securities and Exchange Commission on
                                                                       December 15, 2005


10.9               Registration Rights Agreement, dated May 12,        Incorporated by reference to Exhibit 10.12
                   2005, by and between the Company and Fusion         to the Company's Quarterly Report on Form
                   Capital Fund II, LLC                                10-QSB as filed with the U.S. Securities
                                                                       and Exchange Commission on May 13, 2005

10.10              Norbrook Supply Agreement                           Incorporated by reference to Exhibit 1 to
                                                                       the Company's Current Report on Form 8-K
                                                                       as filed with the U.S. Securities and
                                                                       Exchange Commission on September 27, 2005

10.11              Research Collaboration and Licensing Agreement,     Incorporated by reference to Exhibit 10.10
                   dated June 8, 2001, by and between Georgetown       to the Company's Registration Statement on
                   University and Samaritan Pharmaceuticals, Inc.      Form SB-2 as filed with the U.S.
                                                                       Securities and Exchange Commission on July
                                                                       30, 2003

10.12              Change in Control Severance Plan for Certain        Incorporated by reference to Exhibit 10.16
                   Covered Executives and Employees of Samaritan       to the Company's Quarterly Report on Form
                   Pharmaceuticals, Inc.                               10-Q as filed with the U.S. Securities and
                                                                       Exchange Commission on August 14, 2006.

10.13              Samaritan Pharmaceuticals, Inc.'s                   Incorporated by reference to Exhibit 10.17
                   Director/Officer's Indemnification Agreement        to the Company's Quarterly Report on Form
                                                                       10-Q as filed with the U.S. Securities and
                                                                       Exchange Commission on August 14, 2006.

10.14              Stock Purchase Agreement among Samaritan            Incorporated by reference to Exhibit 10.18
                   Pharmaceuticals, Metastatin Pharmaceuticals,        to the Company's Quarterly Report on Form
                   and the shareholders of Metastatin                  10-Q as filed with the U.S. Securities and
                   Pharmaceuticals.                                    Exchange Commission on November 14, 2006.

14.1               The Samaritan Pharmaceuticals, Inc. Code of         Incorporated by reference to Exhibit 14.1
                   Conduct                                             to the Company's Form 10-KSB as filed with
                                                                       the U.S.  Securities and Exchange
                                                                       Commission on April 15, 2003.

16.1               Letter Regarding Change in Certifying Accountant    Incorporated by reference to Exhibit 16.1
                                                                       to the Company's Current Report on Form
                                                                       8-K as filed with the U.S. Securities and
                                                                       Exchange Commission on September 27, 2002.

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

23.1               Consent of Independent Registered Public            Incorporated by reference to Exhibit 23.1
                   Accounting Firm                                     to the Company's Registration Statement on
                                                                       Form SB-2 as filed with the U.S.
                                                                       Securities and Exchange Commission on
                                                                       December 15, 2005

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

SAMARITAN PHARMACEUTICAL, INC

Dated: April 13, 2007                         By: /s/ Janet Greeson, Ph.D.
                                              -----------------------------
                                                       Janet Greeson, Ph.D.
                                                 President, Chief Executive
                                                          Officer, Chairman

Dated:  April 13, 2007                        By: /s/ Eugene Boyle
                                              -----------------------------
                                                              Eugene Boyle,
                                                   Chief Financial Officer,
                                                                   Director

Dated:  April 13, 2007                        By: /s/ Doug Bessert
                                              -----------------------------
                                                               Doug Bessert
                                                                   Director

Dated:  April 13, 2007                        By: /s/ Laurent Lecanu
                                              -----------------------------
                                                             Laurent Lecanu
                                                                   Director

Dated:  April 13, 2007                        By: /s/ H. Thomas Winn
                                              -----------------------------
                                                             H. Thomas Winn
                                                                   Director

Dated:  April 13, 2007                        By: /s/ Cynthia C. Thompson
                                              -----------------------------
                                                        Cynthia C. Thompson
                                                                   Director

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX
                                                                  PAGE NUMBER

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM               F-2

CONSOLIDATED FINANCIAL STATEMENTS:

       Balance Sheet                                                  F-3

       Statements of Operations and Comprehensive Income              F-4

       Statements of Shareholders' Equity (Deficit)               F-5  -  F-8

       Statements of Cash Flows                                       F-9

       Notes to Financial Statements                              F-10 - F-23

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Samaritan Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Samaritan Pharmaceuticals, Inc. (a development stage company)as of December 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the years ending December 31, 2006, 2005 and 2003 and for the period from January 1, 2000 through December 31, 2006. The period beginning January 1, 1997 through December 31, 1999 was audited by the predecessor accounting firm. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, the consolidated financial position of Samaritan Pharmaceuticals, Inc. (a development stage company) as of December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for the years ending December 31, 2006, 2005 and 2004 and for the period from January 1, 2000 through December 31, 2006. The period beginning January 1, 1997 through December 31, 1999 was audited by the predecessor accounting firm, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York
March 23, 2006

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS


                                                                                       December 31,
                                                                       --------------------------------------------
                                                                              2006                    2005
                                                                       --------------------    --------------------
                                     ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                       $           742,075     $           456,463
       Grant receivable                                                                  -                  51,117
       Marketable securities                                                             -                 496,068
       Note receivable                                                             250,000                 250,000
       Interest receivable                                                          71,096                  42,861
       Prepaid expenses                                                             10,750                  10,587
                                                                       --------------------    --------------------
            TOTAL CURRENT ASSETS                                                 1,073,921               1,307,096

PROPERTY AND EQUIPMENT                                                             127,627                 206,803
                                                                       --------------------    --------------------

OTHER ASSETS:
       Patent registration costs                                                 1,042,791                 700,798
       Purchased  technology rights                                                252,349                  19,983
       Deposits                                                                      2,779                   2,779
                                                                       --------------------    --------------------
            TOTAL OTHER ASSETS                                                   1,297,919                 723,560
                                                                       --------------------    --------------------


                                                                       $         2,499,467     $         2,237,459
                                                                       ====================    ====================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable and accrued expenses                           $           414,237     $           267,945
       Accrued officers salaries                                                   515,271                 247,856
       Accounts payable to be settled through issuance of stock                    590,057                       -
       Common stock to be issued                                                         -                  46,259
                                                                       --------------------    --------------------
            TOTAL CURRENT LIABILITIES                                            1,519,565                 562,060
                                                                       --------------------    --------------------



SHAREHOLDERS'  EQUITY:
       Preferred stock, 5,000,000 shares authorized at $.001 par value,
            -0- issued and outstanding at December 31, 2005 and 2004                     -                       -
       Common stock, 250,000,000 shares authorized at $.001
            par value,  156,652,708 and  136,866,274 issued and                    156,653                 136,866
            outstanding at December 31, 2006 and 2005, respectively
       Additional paid-in capital                                               42,094,536              35,589,683
       Common stock to be issued                                                   231,502                       -
       Deferred compensation                                                             -                 (40,034)
       Treasury stock                                                             (250,248)               (250,248)
       Accumulated other comprehensive loss                                         56,601                 (24,472)
       Accumulated deficit during development stage                            (41,309,142)            (33,736,396)
                                                                       --------------------    --------------------
            TOTAL SHAREHOLDERS' EQUITY                                             979,902               1,675,399
                                                                       --------------------    --------------------
                                                                       $         2,499,467     $         2,237,459
                                                                       ====================    ====================



        See accompanying notes to the consolidated financial statements.

                            SAMARITAN PHARMACEUTICALS, INC.
                             (A DEVELOPMENT STAGE COMPANY)

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                               From
                                                            Inception
                                     From Jan. 1, 1997  (September 5, 1994)
                                           To                   To                   For the Years Ended December 31,
                                      Dec. 31, 2006       Dec. 31, 1996           2006               2005             2004
                                    ------------------  -------------------  ----------------   ---------------   -------------
                                        (Audited)           (Unaudited)
REVENUES:
 Consulting                         $         300,000   $                -   $             -   $             -    $          -
 Government research grants                   289,226                    -            32,379           256,847               -
                                    ------------------  -------------------  ----------------   ---------------   -------------
                                              589,226                    -            32,379           256,847               -
                                    ------------------  -------------------  ----------------   ---------------   -------------

EXPENSES:

Research and development                   14,324,653               82,171         4,667,053         3,456,301       1,543,921
Interest, net                                 (78,540)                   -           (31,795)          (60,021)        (36,730)
General and administrative                 24,469,144            2,067,188         2,812,934         2,320,011       3,561,302
Depreciation and amortization               1,399,398                3,484           156,933            98,115          27,218
Other income                                 (369,130)                   -                 -                 -        (231,350)
                                    ------------------  -------------------  ----------------   ---------------   -------------
                                           39,745,525            2,152,843         7,605,125         5,814,406       4,864,361
                                    ------------------  -------------------  ----------------   ---------------   -------------

NET LOSS                                  (39,156,299)          (2,152,843)       (7,572,746)       (5,557,559)     (4,864,361)

Other Comprehensive Income (Loss):
Unrealized gain on marketable
securities                                          -                    -             3,933            12,648         (16,580)
Foreign translation adjustment                 56,601                    -            77,141           (20,540)              -
                                    ------------------  -------------------  ----------------   ---------------   -------------
Total Comprehensive Loss            $     (39,099,698)  $       (2,152,843)  $    (7,491,672)   $   (5,565,452)   $ (4,880,941)
                                    ==================  ===================  ================   ===============   =============



Loss per share, basic and diluted                                            $         (0.05)   $        (0.04)   $      (0.04)
                                                                             ================   ===============   =============

Weighted average number of shares
outstanding:

                  Basic and diluted                                              147,058,648       134,560,596     124,483,372
                                                                             ================   ===============   =============



                                       See accompanying notes to the consolidated financial statements

                                                                     F-4

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
             FROM INCEPTION (SEPTEMBER 5, 1994) TO December 31, 2006

                                                                    Shares
                                         Number       Par Value    Reserved     Additional       Common
                                           of          Common         for         Paid in       Stock to
                                         Shares         Stock      Conversion     Capital       be issued      Warrants
                                      -------------   ----------   ----------   ------------   -----------    -----------
Inception at September 5, 1994                   -    $       -    $       -    $         -    $        -     $        -

Shares issued for cash, net of
 offering costs                          6,085,386          609            -        635,481             -              -
Warrants issued for cash                         -            -            -              -             -          5,000
Shares issued as compensation
 for services                              714,500           71            -      1,428,929             -              -
Net loss                                         -            -            -              -             -              -
                                      -------------   ----------   ----------   ------------   -----------    -----------
December 31, 1996 (Unaudited)            6,799,886          680            -      2,064,410             -          5,000

Issuance of stock, prior to
 acquisition                               206,350           21            -        371,134             -              -
Acquisition of subsidiary for stock      1,503,000          150            -         46,545             -              -
Shares of parent redeemed, par
 value $.0001                           (8,509,236)        (851)           -            851             -              -
Shares of public subsidiary
 issued, par value $.001                 7,689,690        7,690          820         (8,510)            -              -
Net loss                                         -            -            -              -             -              -
                                      -------------   ----------   ----------   ------------   -----------    -----------
December 31, 1997 (Audited)              7,689,690        7,690          820      2,474,430             -          5,000

Conversion of parent's shares              696,022          696         (696)             -             -              -
Shares issued for cash, net of
 offering costs                            693,500          694            -        605,185             -              -
Shares issued in cancellation of debt      525,000          525            -        524,475             -              -
Shares issued as compensation              400,000          400            -        349,600             -              -
Net loss                                         -            -            -              -             -              -
                                      -------------   ----------   ----------   ------------   -----------    -----------
December 31, 1998 (Audited)             10,004,212       10,005          124      3,953,690             -          5,000

Conversion of parent's shares               13,000           13          (13)             -             -              -
Shares issued in cancellation of debt       30,000           30            -         29,970             -              -
Shares issued for cash, net of
 offering costs                             45,000           45            -         41,367             -              -
Shares issued as compensation            3,569,250        3,569            -        462,113             -              -
Detachable warrants issued                       -            -            -              -             -        152,125
Detachable warrants exercised              100,000          100            -        148,900             -       (149,000)
Debentures converted to stock            1,682,447        1,682            -        640,438             -              -
Net loss                                         -            -            -              -             -              -
                                      -------------   ----------   ----------   ------------   -----------    -----------
December 31, 1999 (Audited)             15,443,909       15,444          111      5,276,478             -          8,125

Conversion of parent's shares              128,954          129         (111)           (18)            -              -
Shares issued for cash, net of
offering costs                           1,575,192        1,575            -        858,460             -              -
Shares issued in cancellation of debt      875,000          875            -        660,919             -              -
Shares issued in cancellation
 of accounts payable                       100,000          100            -         31,165             -              -
Shares issued as compensation            3,372,945        3,373            -      2,555,094             -              -
Warrants exercised                          38,807           39            -          3,086             -         (3,125)
Warrants expired                                 -            -            -          5,000             -         (5,000)
Net loss                                         -            -            -              -             -              -
                                       ------------    ---------    ---------   ------------   -----------    -----------
December 31, 2000 (Audited)             21,534,807       21,535            -      9,390,184             -              -

Shares issued for cash, net of
 offering cost                           6,497,088         6,497           -      1,257,758             -             -
Shares issued as compensation            9,162,197         9,162           -      1,558,599             -             -
Shares issued for previously
 purchased shares                          342,607           342           -        188,208             -             -
Shares issued in cancellation
 of accounts payable                       200,000           200           -         68,880             -             -
Amortization of deferred compensation            -             -           -              -             -             -
Stock options issued for services                -             -           -        439,544             -             -
Net loss                                         -             -           -              -             -             -
                                       ------------    ----------    --------   ------------   -----------   -----------
December 31, 2001 (Audited)             37,736,699        37,736           -     12,903,173             -             -

        See accompanying notes to the consolidated financial statements.

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
             FROM INCEPTION (SEPTEMBER 5, 1994) TO December 31, 2006
                                   CONTINUED

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

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
             FROM INCEPTION (SEPTEMBER 5, 1994) TO December 31, 2006
                                   CONTINUED

                                                                    Shares
                                         Number       Par Value    Reserved     Additional       Common
                                           of          Common         for         Paid in       Stock to
                                         Shares         Stock      Conversion     Capital       be issued     Warrants
                                      -------------   ----------   ----------   ------------   -----------   -----------
Shares issued for cash, net of
 offering costs                         18,657,500        18,658           -      2,077,641             -             -
Shares issued as compensation            3,840,525         3,841           -      1,044,185             -             -
Shares issued for previously
 purchased shares                           50,000            50           -          4,950             -             -
Shares issued in cancellation
 of accounts payable                     4,265,184         4,265           -        539,291             -             -
Amortization of deferred compensation            -             -           -              -             -             -
Stock options issued for services                -             -           -        225,000             -             -
Net loss                                         -             -           -              -             -             -
                                       ------------    ----------   ---------   ------------   -----------   -----------
December 31, 2002 (Audited)             64,549,908        64,550           -      16,794,240            -              -

Shares issued for cash, net of
 offering costs                         17,493,664        17,493           -      2,392,296             -             -
Shares issued as compensation            4,062,833         4,063           -        549,779             -             -
Shares issued for previously
 purchased shares                        1,160,714         1,161           -        161,339             -             -
Shares issued in cancellation
 of accounts payable and
 accrued compensation                    9,615,870         9,616           -      3,448,950             -             -
Shares issued in connection
 with equity financing                   3,125,000         3,125           -         (3,125)            -             -
Exercise of stock options                7,770,892         7,771           -      1,112,077             -             -
Shares reacquired in settlement
 of judgement                           (1,564,048)       (1,564)          -        251,812             -             -
Stock options issued for services                -             -           -        145,000             -             -
Net loss                                         -             -           -              -             -             -
                                       ------------    ----------   ---------   ------------   -----------   -----------
December 31, 2003 (Audited)            106,214,833       106,214           -     24,852,369             -             -

Shares issued for cash, net
 of offering costs                      11,426,733        11,427           -      4,289,511             -             -
Shares issued as compensation,
 expensed                                2,081,249         2,081           -      1,788,397             -             -
Amortization of deferred compensation            -             -           -              -             -             -
Shares issued for previously
 purchased shares                           83,332            83           -         12,417             -             -
Exercise of stock options               16,950,468        16,951           -      4,841,869             -             -
Exercise of warrants                       635,000           635           -        449,365             -             -
Shares issued in connection
 with equity financing                   8,758,240         8,758           -      3,091,243             -             -
Stock retired in settlement of
 subscriptions receivable              (13,869,656)      (13,870)          -     (5,964,798)            -             -
Shares reacquired in settlement
of judgement                              (250,000)         (250)          -       (231,100)            -             -
Stock options issued for services                -             -           -        567,771             -             -
Other comprehensive income (loss)                -             -           -              -             -             -
Net Loss                                         -             -           -              -             -             -
                                       ------------    ----------   ---------   ------------   -----------   -----------
December 31, 2004 (Audited)            132,030,199       132,030           -     33,697,043             -             -

Shares issued as compensation,
expensed                                   398,900           399           -        196,785             -             -
Amortization of deferred compensation            -             -           -              -             -             -
Exercise of stock options                  170,000           170           -         31,330             -             -
Shares issued in connection
with equity financing                    4,267,175         4,267           -      1,599,473             -             -
Stock options issued for services                -             -           -         65,052             -             -
Other comprehensive income (loss)                -             -           -              -             -             -
Net loss                                         -             -           -              -             -             -
                                       ------------    ----------   ---------   ------------   -----------   -----------
December 31, 2005 (Audited)            136,866,274       136,866           -     35,589,683             -             -

Shares issued for cash, net of
offering cost                            7,212,500         7,213           -      2,037,787             -             -
Common stock to be issued                        -             -           -              -             -       231,502
Amortization of deferred compensation            -             -           -              -             -             -
Exercise of stock options                  450,926           451           -         64,049             -             -
Shares issued in connection with
equity financing                        12,123,008        12,123           -      4,182,651             -             -
Stock options issued for services                -             -           -        220,366             -             -
Other comprehensive income (loss)                -             -           -              -             -             -
Net loss                                         -             -           -              -             -             -
                                       ------------    ----------   ---------   ------------   -----------   -----------
December 31, 2006 (Audited)            156,652,708     $ 156,653    $      -    $42,094,536    $        -    $  231,502
                                       ============    ==========   =========   ============   ===========   ===========

        See accompanying notes to the consolidated financial statements.

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
             FROM INCEPTION (SEPTEMBER 5, 1994) TO December 31, 2006
                                   CONTINUED

                                                    Accumulated
                                                       Other          Stock                                       Total
                                         Deferred    Comprehensive Subscriptions  Treasury    Accumulated     Shareholders'
                                        Compensation   Income      Receivable     Shares       Deficit          Deficit
                                       ------------- ------------ ------------  -----------  -------------   ---------------
Shares issued for cash, net
 of offering costs                               -             -            -            -              -         2,096,299
Shares issued as compensation                    -             -            -            -              -         1,048,026
Shares issued for previously
 purchased shares                                -             -            -            -              -             5,000
Shares issued in cancellation
 of accounts payable                             -             -            -            -              -           543,556
Amortization of deferred compensation      495,036             -            -            -              -           495,036
Stock options issued for services                -             -            -            -              -           225,000
Net loss                                         -             -            -            -     (4,057,153)       (4,057,153)
                                       ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 2002 (Audited)                      -             -            -            -    (17,793,945)         (935,155)

Shares issued for cash, net of
 offering costs                                  -             -            -            -              -         2,409,789
Shares issued as compensation                    -             -            -            -              -           553,842
Shares issued for previously
 purchased shares                                -             -            -            -              -           162,500
Shares issued in cancellation
 of accounts payable and
 accrued compensation                            -             -            -            -              -         3,458,566
Shares issued in connection
 with equity financing                           -             -            -            -              -                 -
Exercise of stock options                        -             -   (1,119,848)           -              -                 -
Shares reacquired in settlement
 of judgement                                    -             -            -     (250,248)             -                 -
Stock options issued for services                -             -            -            -              -           145,000
Net loss                                         -             -            -            -     (5,520,531)       (5,520,531)
                                       ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 2003 (Audited)                      -             -   (1,119,848)    (250,248)   (23,314,476)          274,011

Shares issued for cash, net
 of offering costs                               -             -           -            -              -          4,300,938
Shares issued as compensation,
expensed                                  (544,416)            -           -            -              -          1,246,062
Amortization of deferred compensation      240,000             -           -            -              -            240,000
Shares issued for previously
 purchased shares                                -             -           -            -              -             12,500
Exercise of stock options                        -             -  (4,858,820)           -              -                  -
Exercise of warrants                             -             -           -            -              -            450,000
Shares issued in connection
 with equity financing                           -             -           -            -              -          3,100,001
Stock retired in settlement of
 subscriptions receivable                        -             -   5,978,668            -              -                  -
Shares reacquired in settlement
of judgement                                     -             -           -            -              -           (231,350)
Stock options issued for services                -             -           -            -              -            567,771
Other comprehensive income (loss)                -       (16,580)          -            -              -            (16,580)
Net Loss                                         -             -           -            -     (4,864,361)        (4,864,361)
                                       ------------ ------------- -----------   ----------   ------------   ----------------
December 31, 2004 (Audited)               (304,416)      (16,580)          -     (250,248)   (28,178,837)         5,078,992

Shares issued as compensation,
expensed                                  (128,034)           -            -            -              -             69,150
Amortization of deferred compensation      392,416            -            -            -              -            392,416
Exercise of stock options                        -            -            -            -              -             31,500
Shares issued in connection
with equity financing                            -            -            -            -              -          1,603,740
Stock options issued for services                -            -            -            -              -             65,052
Other comprehensive income (loss)                -       (7,892)           -            -              -             (7,892)
Net loss                                         -            -            -            -     (5,557,559)        (5,557,559)
                                       ------------ ------------  -----------   ----------   ------------   ----------------
December 31, 2005 (Audited)                (40,034)     (24,472)           -     (250,248)   (33,736,396)         1,675,399

Shares issued for cash, net of
offering cost                                    -            -            -            -              -          2,045,000
Common stock to be issued                        -            -            -            -              -            231,502
Amortization of deferred compensation       40,034            -            -            -              -             40,034
Exercise of stock options                        -            -            -            -              -             64,500
Shares issued in connection with
equity financing                                 -            -            -            -              -          4,194,774
Stock options issued for services                -            -            -            -              -            220,366
Other comprehensive income (loss)                -       81,073            -            -              -             81,073
Net loss                                         -            -            -            -     (7,572,746)        (7,572,746)
                                       ------------ ------------  -----------   ----------   ------------   ----------------
December 31, 2006 (Audited)            $         -  $    56,601   $        -    $(250,248)  $(41,309,142)   $       979 902
                                       ============ ============  ===========   ==========   ============   ================

        See accompanying notes to the consolidated financial statements.

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   From                                                  From
                                                    From        Inception                                              Inception
                                              January 1, 1997  (09/05/1994)                                           (09/05/1994)
                                                     To             To                                                     To
CASH FLOWS FROM OPERATING ACTIVITIES:          December 31,    December 31,    For the Years Ended December 31,        December 31,
                                                   2006           1996          2006         2005        2004             2006
                                               -------------   ------------ ------------ ------------ ------------   --------------
                                                 (Audited)     (Unaudited)                                            (Unaudited)
Net loss                                       $(39,156,299)   $(2,152,843) $(7,572,746) $(5,557,559) $(4,864,361)   $ (41,309,142)
Adjustments to reconcile net loss to net
 cash used in operating activities:
        Depreciation and amortization             1,399,398          3,484      156,933       98,115       27,218        1,402,882
        Stock based compensation                  8,230,280      1,429,000            -       69,150    1,246,062        9,659,280
        Stock options issued for services         1,662,733              -      220,366       65,052      567,771        1,662,733
        Amortization of deferred
         compensation                             1,662,522              -       40,034      392,416      240,000        1,662,522
        Foreign currency loss                        56,601              -       77,141      (20,540)           -           56,601
        Other income                               (228,190)             -        3,160            -     (231,350)        (228,190)
(Increase) decrease in assets:
        Accounts receivable                          (5,584)         5,584       51,117      (51,117)                            -
        Interest receivable and prepaids            (95,086)             -      (28,398)      22,901      (55,092)         (95,086)
        Deposits                                     13,724           (783)           -            -            -           12,941
Increase (decrease) in liabilities:
        Deferred revenue                           (200,000)       200,000            -            -            -                -
        Accounts payable and accrued
         expenses                                 3,151,606         29,274      804,265      345,635     (218,144)       3,180,880
                                               -------------   ------------ ------------ ------------ ------------   --------------
NET CASH USED IN OPERATING ACTIVITIES           (23,508,295)      (486,284)  (6,248,128)  (4,635,947)  (3,287,896)     (23,994,579)
                                               -------------   ------------ ------------ ------------ ------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of technology rights                       (63,492)       (95,477)     (50,000)           -            -         (158,969)
Purchase of furniture and equipment                (330,824)       (12,837)      (5,165)    (222,533)     (17,316)        (343,661)
Note receivable                                    (250,000)             -            -            -     (250,000)        (250,000)
(Purchase) liquidation of marketable securities      (3,160)             -      496,840    1,500,000   (2,000,000)          (3,160)
Patent registration costs                        (1,117,072)       (24,866)    (397,452)    (305,007)    (227,862)      (1,141,938)
                                               -------------   ------------ ------------ ------------ ------------   --------------
NET CASH (USED IN) PROVIDED BY INVESTING
ACTIVITIES                                       (1,764,548)      (133,180)      44,223      972,460   (2,495,178)      (1,897,728)
                                               -------------   ------------ ------------ ------------ ------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants/options                      703,125              -       64,500       31,500      450,000          703,125
Proceeds from debentures                            642,120              -            -            -            -          642,120
Proceeds from stock issued for cash              13,987,479        641,090    2,045,000            -    4,300,938       14,628,569
Proceeds from equity financing                    8,898,516              -    4,194,774    1,603,741    3,100,001        8,898,516
Common stock to be issued                           437,552              -      185,243       46,259            -          437,552
Short-term loan repayments                         (288,422)             -            -            -            -         (288,422)
Short-term loan proceeds                          1,612,922              -            -            -            -        1,612,922
                                               -------------   ------------ ------------ ------------ ------------   --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES        25,993,292        641,090    6,489,517    1,681,500    7,850,940       26,634,382
                                               -------------   ------------ ------------ ------------ ------------   --------------

CHANGE IN CASH                                      720,449         21,626      285,612   (1,981,987)   2,067,866          742,075
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                              21,626              -      456,463    2,438,451      370,585                -
                                               -------------   ------------ ------------ ------------ ------------   --------------
CASH AND CASH EQUIVALENTS  AT END OF PERIOD    $    742,075    $    21,626  $   742,075  $   456,464  $ 2,438,451    $     742,075
                                               =============   ============ ============ ============ ============   ==============

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Purchase of net, non-cash assets of subsidiary
    for stock                                  $        195    $         -  $         -  $         -  $         -    $         195
Short-term debt retired through issuance
    of stock                                   $  1,890,695    $         -  $         -  $         -  $         -    $   1,890,695
Issuance of common stock, previously
    subscribed                                 $    180,000    $         -  $         -  $         -  $    12,500    $     180,000
Cash paid for interest and taxes               $          -    $         -  $         -  $         -  $         -    $           -
Purchase of technology rights for accounts
    payable to be settled through issuance
    of stock                                   $    199,500    $         -  $   199,500  $         -  $         -    $           -
Treasury stock acquired through settlement
    of judgement                               $    250,248    $         -  $         -  $         -  $         -    $     250,248
Stock subscriptions receivable                 $  1,119,848    $         -  $         -  $         -  $         -    $   1,119,848
Stock retired in settlement of subscriptions
    receivable                                 $ (5,978,668)   $         -  $         -  $         -  $(5,978,668)   $  (5,978,668)
Stock received in settlement                   $   (231,350)   $         -  $         -  $         -  $  (231,350)   $    (231,350)
Stock as compensation for services             $  5,175,792    $ 1,357,735  $         -  $ 1,357,735  $ 1,246,062    $   6,533,527
Stock issued in cancellation of accounts
    payable                                    $  4,248,938    $         -  $         -  $         -  $         -    $   4,248,938
Exercise of stock options                      $  4,858,820    $         -  $         -  $         -  $ 4,858,820    $   4,858,820

                                   See accompanying notes to the consolidated financial statements

                                                                 F-9

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

NOTE 1   -   ORGANIZATION AND NATURE OF BUSINESS

Samaritan Pharmaceuticals, Inc. (`the Company') was formed in September 1994 and became public in October 1997. Our principle executive offices are located in Las Vegas, Nevada.

Samaritan Pharmaceuticals, Inc., is an entrepreneurial biopharmaceutical company, focused on commercializing innovative therapeutic products to relieve the suffering of patients with Alzheimer's disease; cancer; cardiovascular disease, HIV, and Hepatitis C; as well as, commercializing its acquired marketing and sales rights, to sell nine marketed revenue-generating products, in Greece, and/or various Eastern European countries.

NOTE 2   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Basis of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

B.       Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. The Company recognizes revenue when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and collectability is reasonably assured. During 2006 and 2005, revenue consisted of grant income recognized when the qualifying expenditure was incurred. During 2003, revenue consisted of a consulting fee deemed earned since there was no further services under the agreement.

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

F.       Intangibles

Legal fees associated with filing patents are recorded at cost and amortized over 17 years. We currently own or in-license patents related to our products or product candidates and own or in-license additional applications for patents that are currently pending. In general, when we in-license intellectual property from various third parties, we are required to pay royalties to the parties on product sales. The Company reviews patent costs for impairment by comparing the carrying value of the patents with the fair value. The Company believes it will recover the full amount of the patent costs based on forecasts of sales of the products related to the patents. Patent registration costs are amortized over seventeen (17) years once approved. Patent amortization expense was $55,458 and $34,268 during the years ended December 31, 2006 and 2005, respectively. Projected amortization is $61,341 for 2007 through 2011. Certain U.S. patents may be eligible for patent term extensions under the Hatch-Waxman Act may be available to Samaritan for the lost opportunity to market and sell the invention during the regulatory review process.

Purchased technology rights are recorded at cost and are being amortized using the straight line method over the estimated useful life of the technology. Amortization expense was $10,896 for the years ending December 31, 2003 to 2005, and $17,134 for the year ended December 31, 2006. Projected amortization expense associated with these technology rights in the future will be $23,763 for 2007 and $14,676 for 2008 through 2011.

G.       Earnings (loss) per share

 The Company reports loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The Company has 25,718,518 and 23,856,018 and 20,942,930 options outstanding at December 31, 2006, 2005 and 2004, respectively, which have not been included.

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

K.       Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2006, the Company does not believe that any impairment has occurred.

L.       Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107 Disclosures about Fair Value of Financial Instruments ("SFAS 107") requires the disclosure of fair value information about financial instruments whether or not recognized on the balance sheet, for which it is practicable to estimate the value. Where quoted market prices are not readily available, fair values are based on quoted market prices of comparable instruments. The carrying amount of cash, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments.

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

N.       Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS No.

123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively. Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123").

O.       Marketable Securities

At December 31, 2006, the Company held one brokered Certificate of Deposit with a total market value of $496,068 which was classified as available for sale. The original cost was $500,000. During 2006, the certificate was redeemed. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive loss in Shareholder's Deficit. Realized gains and losses will be determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

At December 31, 2006, the Company did not own any Certificate of Deposits.

P.       Accrued Officers' Compensation

Accrued officers' compensation consists of the unpaid portion of the respective officer's contract salary.

Q.       Unissued Stock

Unissued stock consists of proceeds from private placements received by year-end for stock that had yet to be issued. Such amounts were retired through the issuance of shares subsequent to the balance sheet date.

R.       New Accounting Pronouncements

In February 2006, the FASB issued SFAS 155, which applies to certain "hybrid financial instruments," which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value re-measurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. The adoption of SFAS No.155 did not have a material impact on the Company's financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115" (Statement 159). Statement 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of Statement 159 on our financial statements. We do not expect the impact will be material.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3   -   PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following as of December 31:

                                      Estimated
                                        Useful
                                         Life           2005             2006
                                       ---------     ---------     -----------
Furniture and Fixtures                     3-7       $ 130,828     $  135,248
Software                                     3          10,392         11,137
Lab Equipment                                3         197,279        197,279
                                                     ---------     -----------
                                                       338,499        343,664
                                                     ---------     ----------
Less: accumulated depreciation                        (131,696)     (216,037)
                                                     ---------     ----------
                               Total                 $ 206,803     $ 127,627
                                                     =========     ==========

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $84,342, $52,951, and $16,322, respectively.

NOTE 4   -   SHAREHOLDERS' EQUITY

The Company amended its articles of incorporation on June 27, 2003, to increase the authorized number of shares to 250 million and on April 24, 2001, authorized a class of 5 million shares of preferred stock. There are no outstanding preferred stock shares at December 31, 2006.

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

There were 2,642,500 options granted, 525,000 options exercised, and 255,000 options expired pursuant to both plans. As of December 31, 2006, there were 25,718,518 options remaining outstanding pursuant to both plans. Of the 2,642,500 options granted, 1,030,000 were issued for services and expenses accordingly, and 1,612,500 were issued in association with private placements.

The following table summarizes the Company's stock options outstanding at December 31, 2006, 2005, and 2004:

                                                           Weighted average
                                           Shares          exercise price
                                        ------------      -----------------
   Outstanding and exercisable
   at December 31, 2003                   15,962,258      $             .34
   Granted                                25,000,806                    .51
   Exercised                             (17,585,468)                  (.30)
   Expired                                (2,452,666)                  (.51)
                                        -------------     -----------------
   Outstanding and exercisable
   at December 31, 2004                   20,924,930                   .56
   Granted                                 3,201,088                   .88
   Exercised                                (170,000)                 (.19)
   Expired                                  (100,000)                (1.00)
                                        -------------     -----------------
   Outstanding and exercisable
   at December 31, 2005                   23,856,018                   .60
   Granted                                 2,642,500                   .76
   Exercised                                (525,000)                 (.20)
   Expired                                  (255,000)                (1.18)
                                        -------------     -----------------
   Outstanding and exercisable
   at December 31, 2006                   25,718,518      $            .62
                                        -------------     -----------------

Information, at date of issuance, regarding options for the year ended December 31, 2006:

                                                                             Weighted
                                                            Shares            Average            Weighted
                                                                             Exercise          Average Fair
                                                                               Price              Value
  Exercise price exceeds market price                     2,582,500     $       .77       $        .19
  Exercise price equals market price                         60,000     $       .39       $        .26
  Exercise price is less than market price                   -0-        $       -0-       $        -0-

The Company applies APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options. As a result no compensation expense had been recognized for employee and director stock options prior to 2006 when FASB Statement No. 123R, Share-Based Payment, an Amendment of FASB Statement No. 123 (FAS No. 123R) was adopted. Had the Company determined compensation cost based on the fair value at the grant date for its stock options during those years under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss would have been reported as follows:

                                                         December 31,
                                                    2004               2005
                                              ----------------    --------------
Net Loss:
  As reported                                 $    (4,864,361)    $ (5,557,559)
  Pro Forma                                   $    (8,927,246)    $ (6,887,390)
Basic and diluted loss per common share:
  As reported                                      (0.04)           (0.04)
  Pro Forma                                        (0.07)           (0.05)

The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options with the following assumptions used for grants during the year ended December 31, 2006, 2005, and 2004. The per-share weighted average fair value of stock options granted during 2006, 2005 and 2004 was $0.76, $0.43 and $0.24, respectively, on the date of grant using the Black Scholes pricing model and the following assumptions for the years ended December 31:

                                      2004             2005             2006
                                  ------------     ------------     ------------

Expected dividend yield               0%               0%                 0%
Risk-free interest rate               5%               5%               3.8%
Annualized volatility                82%              NA                 NA
Average quarterly volatility
for applicable quarters                               41%                NA
Volatility calculated by
 grant date                                                            86%-110%



             -------------------------------------------------------------------------------------------------------------
                                                               Calendar Year 2006
             -------------------------------------------------------------------------------------------------------------
                                                    Options Outstanding Options Exercisable
             -------------------------------------------------------------------------------------------------------------
                                 Weighted
                                 -Average
                                  Range of                        Remaining
                 Exercise          Number          Contractual    Weighted -Average        Number       Weighted-Average
                 Prices         Outstanding      Life (Months)    Exercise Price        Exercisable     Exercise Price
             --------------- ---------------- ----------------- -------------------- ---------------- --------------------
             $  .15 - .25          387,500             52       $         .22              387,500    $       .22
             --------------- ---------------- ----------------- -------------------- ---------------- --------------------
             $  .26 - .50        5,462,435             78       $         .36            5,462,435    $      .36
             --------------- ---------------- ----------------- -------------------- ---------------- --------------------
             $  .51 - 1.00      18,418,583             68       $         .67           18,418,583    $       .67
             --------------- ---------------- ----------------- -------------------- ---------------- --------------------
                Above 1.00       1,450,000             89       $        1.11            1,450,000    $      1.11
             --------------- ---------------- ----------------- -------------------- ---------------- --------------------

C.       Stock as compensation and settlement of debt

The Company issues stock as compensation for services valuing such issues premised upon the fair market value of the stock.

During the year ended December 31, 2006, no shares were issued as compensation. During the year ended December 31, 2005, the Company issued an aggregate of 398,900 shares of common stock in consideration of services rendered or to be rendered to the Company. Such shares were valued at an aggregate of $198,184 ranging from $.41 - $.72 per share, representing the fair value of the shares issued. The issuances were recorded as non-cash compensation expense and deferred compensation. The unamortized balance of deferred compensation at December 31, 2005 is $40,034. During the year ended December 31, 2004, the Company issued an aggregate of 2,081,249 shares of common stock in consideration of services rendered or to be rendered to the Company. Such shares were valued at an aggregate of $1,790,478 ranging from $.16 - $1.19 per share, representing the fair value of the shares issued. The issuances were recorded as non-cash compensation expense and deferred compensation. The unamortized balance of deferred compensation at December 31, 2004 is $304,416.

During the year ended December 31, 2006, the Company also issued 12,123,008 shares in connection with the common stock purchase agreement with Fusion Capital (Note 11). During the year ended December 31, 2005, the Company also issued 2,567,175 shares in connection with the common stock purchase agreement with Fusion Capital (Note 11). During the year ended December 31, 2004, the Company also issued 8,758,240 shares in connection with the common stock purchase agreement with Fusion Capital (Note 9).

D.       Private Placement

During the year ended December 31, 2006, through various private placements, the Company sold 7,212,500 shares for $2,045,000. During the year ended December 31, 2005, the Company did not offer any private placements. During the year ended December 31, 2004, through various private placements, the Company sold 11,426,733 shares for $4,300,938.

NOTE 5   -    INCOME TAXES

The Company has net operating losses at December 31, 2006 of approximately $28,448,000 expiring through 2025. Utilization of these losses may be limited by the "change of ownership" rules as set forth in section 382 of the Internal Revenue Code.

A reconciliation of the statutory U.S. Federal rate thirty-five percent (35%) and effective rates is as follows:

                                                Years Ended December 31,
                                         2004               2005                2006
                                   -------------       -------------        -------------
Expected income tax (benefit)
at Federal statutory rate          $ (1,702,000)       $ (1,945,000)        $ (2,622,000)
State tax (benefit) net of
Federal effect                         (243,000)           (278,000)            (375,000)
Permanent differences                   821,000             230,000               18,000
Increase in valuation allowance       1,124,000           1,993,000            2,979,000
                                   -------------       -------------        -------------
                                   $          -        $          -         $          -
                                   =============       =============        =============

                                               December 31,
                              ---------------------------------------
                                    2005                     2006
                             ----------------       -----------------
Net operating losses         $     8,469,000        $     11,360,000
Stock Option Expense                                          88,000
Valuation allowance               (8,469,000)            (11,448,000)
                             ----------------       -----------------
                             $             -        $              -
                             ================       =================

The valuation allowances have been established equal to the full amounts of the deferred tax assets, as the Company is not assured that it is more likely than not that these benefits will be realized.

NOTE 6   -   COMMITMENTS AND CONTINGENCIES

A. The Company leases various facilities under operating lease agreements expiring through September 2008. Rental expense for the years ended December 31, 2006, 2005, and 2004 was $62,115, $39,708, and $49,883 respectively. Future minimum annual lease payments under the facilities lease agreements for agreements lasting more than one year are as follows:

                                  2007 $56,572
                                  2008 $43,307

B. Samaritan has a research collaboration (the "Research Collaboration") with Georgetown University to further develop Samaritan's pipeline. Commencing on April 1, 2004, the Research Collaboration term was extended to 2014 with a budget of $1,000,000 per year. The $1,000,000 paid by Samaritan over four (4) quarterly payments of $250,000 is unallocated and covers the general research and development effort. In the second quarter of 2007, we plan to terminate the Georgetown University research collaboration, however, Samaritan is currently negotiating a research collaboration with McGill University, Montreal, under the same terms as the Georgetown University agreement which we plan to initiate in the third quarter of 2007.


C. The Company has no written employment agreement with the Dr. Janet Greeson and Mr. Eugene Boyle. Dr. Thomas Lang and Dr. Christos Dakas each have employment agreements negotiated at arm's length with the Compensation Committee, and each such agreement provides for a minimum annual base salary. In setting base salaries, the Board has considered (a) the contributions made by each executive to our Company, (b) compensation paid by peer companies to their executive officers and (c) outside compensation reports. In 2006, all executive officers received salary increases of approximately 5% reflecting competitive trends, general economic conditions as well as a number of factors relating to the particular individual, including the performance of the individual executive, and level of experience, ability and knowledge of the job.

The Compensation Committee also has the authority to award discretionary bonuses to our executive officers. The incentive bonuses are intended to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives vary depending on the individual executive, but relate generally to strategic factors such as 1) initial signing of an employment agreement; 2) upon acceptance of filing of a new drug application by the FDA; 3) the FDA approval to move from one phase to the next phase in the FDA application process; 4) pharmaceutical sales goals achieved 5) completion of an in-licensing contract; 6) completion of an out-licensing contract; and 7) increases in market capitalization. The Compensation Committee did not make any cash bonuses to the executive officers in 2006.

NOTE 7   -   RESEARCH AND DEVELOPMENT COSTS

Research and development expenses consist of the costs associated with our research activities, as well as the costs associated with our drug discovery efforts, conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Our research and development expenses consist of:
    -external research and development expenses incurred under agreements with third-party contract research organizations and investigative sites, third-party manufacturing organizations and consultants;
    -employee-related expenses, which include salaries and benefits for the personnel involved in our drug discovery and development activities.

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


                                         Estimated
                  Completion Research and Development Expenses
                            Phase of    of Current                  Year Ended December 31
Product Candidate          Indication   Development   Trial       2004        2005        2006
-------------------------- ----------- -------------- ------ -------------------------------------
Clinical Development
SP-01A**                          HIV        Phase 2   2006  $   836,424  $2,263,903  $ 2,534,856

Research and preclinical                                     $   707,497  $1,192,398  $ 2,332,197
                                                             ------------ ----------- ------------
                                                             $ 1,543,921  $3,456,301  $ 4,667,053
                                                             ============ =========== ============



         **On March 28, 2007, Samaritan entered into an agreement in which Pharmaplaz will bear the expense of the development of SP-01A going forward.

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from, SP-01A or any of our preclinical product candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

    -the scope, rate of progress and expense of our clinical trials and other research and development activities;
    -the potential benefits of our product candidates over other therapies; -our ability to market, commercialize and achieve market acceptance for any of our product candidates that we are developing or may develop in the future;
    -future clinical trial results;
    -the terms and timing of regulatory approvals; and -the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

In the ordinary course of business, we entered into transactions with Clay County Holdings (`CCH'). These transactions include loans made to and from CCH. In the past, CCH had made a loan to Samaritan which Samaritan paid off in 2003. During 2004, Samaritan created a notes receivable with CCH for $250,000 which amount bears interest at a rate of twelve percent (12%) per annum. The note receivable is secured by pledge of common stock in Samaritan owned by CCH. CCH is also an affiliate of Nevada Gold and Casinos through CCH ownership of over ten percent (10%) of Nevada Gold and Casinos common stock. A Director of the Company is the Chairman of the Board of Nevada Gold and Casinos but is not a shareholder of CCH. The CEO and CFO of the Company are mother and son.

NOTE 10  -   OTHER INCOME

In the December 31, 2004 financial statements, other income consists of the return of 250,000 shares of common stock that had been issued as compensation to a consultant in a prior year. The shares were returned due to the fact that the services were not performed. The shares were valued at their original issuance value, $231,350.

NOTE 11   -   FUSION TRANSACTION

On May 12, 2005, we entered into a second common stock purchase agreement, as amended ("Purchase Agreement II") with Fusion Capital pursuant to which Fusion Capital has agreed to purchase our common stock from time to time at our option up to an aggregate amount of $40,000,000 over fifty (50) months from the date the SEC declares effective a registration statement covering the shares of common stock to be purchased by Fusion Capital pursuant to such Purchase Agreement II. The SEC declared effective the Company's registration statement on Form SB-2, Commission Registration No. 333-130356 on December 29, 2005, covering the shares of common stock to be purchased by Fusion Capital and such shares will be priced based on the market price of our shares at the time of sale to Fusion Capital. We have the right to sell to Fusion Capital up to $40,000 of our common stock on each business day and may increase that amount with additional $5,000 for every $0.25 increase in our stock price above $1.50 for five consecutive days immediately prior to the submission of Daily Purchase Amount Increase Notice. We have the right to control timing and the amount of shares we sell to Fusion Capital. On February 17, 2006, the conditions for commencement of sales of our shares specified in the purchased agreement with Fusion Capital were satisfied. During the year ended December 31, 2006, the Company also issued 12,123,008 shares in connection with the common stock purchase agreement with Fusion Capital. Samaritan filed a post effective amendment on Form S-1 to the above Registration Statement No. 333-130356 on January 9, 2007. The SEC declared it effective on February 6, 2007.

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


                                         First             Second            Third            Fourth
                                       Quarter           Quarter           Quarter          Quarter       Total
                                      ------------      ------------      ------------      -----------  ----------
Year ended December 31, 2006

Government Research Grants            $    21,793       $         -       $    10,586       $        -   $   32,379
Income from operations                 (1,193,558)       (2,257,555)       (1,774,588)      (2,347,045)  (7,572,746)
Net income (loss)                      (1,193,558)       (2,257,555)       (1,774,588)      (2,347,045)  (7,572,746)
Basic and diluted earnings (loss)
per share                             $      (.01)      $      (.02)      $      (.01)      $     (.02)  $     (.05)


                                         First             Second            Third            Fourth
                                       Quarter           Quarter           Quarter            Quarter          Total
                                      ------------      ------------      ------------      -----------     ----------
Year ended December 31, 2005

Government Research Grants            $         -       $    15,250       $   120,179       $  121,418   $  256,847
Income from operations                 (1,261,556)       (1,470,396)       (1,344,515)      (1,481,092)  (5,557,559)
Net income (loss)                      (1,261,556)       (1,470,396)       (1,344,515)      (1,481,092)  (5,557,559)
Basic and diluted earnings (loss)
per share                             $      (.01)      $     (.01)       $      (.01)      $     (.01)  $     (.04)

NOTE 14   -   SUBSEQUENT EVENTS (Unaudited)

On March 28, 2007, Samaritan and Pharmaplaz announced they have a collaboration to develop and commercialize SP-01A, an "oral" HIV entry inhibitor, which has demonstrated safety and efficacy in Phase II human clinical trials. Under the terms of the agreement, Samaritan is to receive $10 million dollars upfront in two payments, $1.4 million was received on March 28, 2007, and the remaining $8.6 million on September 16, 2007. Pharmaplaz will be responsible for clinical development, clinical trial costs and manufacturing. Upon successful commercialization, Samaritan and Pharmaplaz will co-market SP-01A and will share 50-50, in its revenue royalty stream.

On March 5, 2007, the Company announced that it had signed a service agreement with Advinus Therapeutics Limited, India, to perform validating preclinical studies for Caprospinol (SP-233), the company's lead Alzheimer's drug. Samaritan has completed a series of studies that suggests Caprospinol offers a new and novel neuroprotective treatment that could potentially protect the memory of Alzheimer's patients. Promising preclinical studies have shown that Caprospinol directly targets the amyloid peptide which is commonly thought to be the cause of Alzheimer's. Advinus will perform studies to validate Samaritan's previous findings; and in addition, Samaritan's strategy is to perform extensive preclinical studies with the intention of out-licensing Caprospinol to a major pharmaceutical company; and concurrently, expand Samaritan's investigational new drug application (IND) to the FDA, to enter Phase I human clinical trials.

On February 26, 2007, the Company announced that it had signed a marketing agreement with Shire Plc to sell Shire's Elaprase to treat Hunter's disease in Greece and Cyprus. Samaritan will sell the drug on a "named patient" basis until Greece and Cyprus establish pricing and reimbursement for the drug. The drug is expected to launch in the two countries during the second quarter of 2007.

On January 22, 2007, the Company announced that it had signed an exclusive license for the marketing and sales of U.S. approved Infasurf (calfactant), a specialist medication used to treat and prevent respiratory distress syndrome
(RDS) in premature infants. Under this agreement, Samaritan has obtained exclusive rights to sell Infasurf in Turkey, Serbia, Bosnia, Macedonia, Albania, Egypt and Syria. The cumulative population of these countries is greater than 180 million people.

On January 16, 2007, the Company announced that it had signed an exclusive license with Molteni Farmaceutici, Italy in-licensing the marketing and sales rights for six prescription medications: Oramorph(tm), Morphine Sulphate, Methadone, Naloxone Molteni(tm), Naltrexone(tm), and Mepivamol(tm), in Greece and Cyprus.

During the first quarter 2007, we issued 1,099,748 shares in consideration of services performed in 2006; issued 500,000 shares for the acquisition of Metastatin Pharmaceuticals; issued 50,000 shares for the asset purchase from Quest Pharmatech.. Additionally in first quarter 2007, the Company received $280,000 in exchange for the issuance of 1.12 million shares to Fusion Capital. The Company also completed one (1) private placement in which the Company received qualified subscriptions for 5,335,000 shares of our Common Stock at a purchase price of $0.15 per share of total proceeds equal to $800,250, for which we are in the process of filing an AMEX additional listing application to issue the shares.