Form 10-K/A
period 2006-12-31
SAMARITAN PHARMACEUTICALS INC
filed 2007-04-27
CIK 1057377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A

                                 Amendment No.1


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


The Company had 159,422,456 common shares issued and outstanding as of April 4, 2007.

                                EXPLANATORY NOTE

         Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, Samaritan Pharmaceuticals, Inc. (the "Company" or "Samaritan") hereby amends its Annual Report on Form 10-K for the year ended December 31, 2006 (the "Original 10-K") to include the information required by Items 10, 11, 12, 13 and 14 of
Part III relating to Directors, Executive Officers and Corporate Governance of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions, and Director Independence, and Principal Accountant Fees and Services, respectively. Certain information required by Part III was to be incorporated by reference to Samaritan's definitive proxy statement for the 2007 Annual Meeting of Shareholders. Samaritan's definitive proxy statement will not be filed with the Securities and Exchange Commission (the "SEC") within 120 days of the fiscal year ended December 31, 2006. Therefore, Part III, Items 10 through 14 of the Company's Original 10-K are hereby amended and restated in their entirety. The Company also inserted a performance graph section in
Part II, Item 5. No modification or update to other disclosures as presented in the Original 10-K have been made.

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

                                     Part II

Item  5.  Market For Samaritan's Common Equity, Related Stockholder Matters
          and Issuer's Purchases of Equity Securities......................26

Item  6.  Selected Consolidated Financial Data.............................28

Item  7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................29

Item  7A. Quantitative and Qualitative Disclosures about Market Risk.......37

Item  8.  Consolidated Financial Statements and Supplementary Data Report
          of Independent Registered Public Accounting Firm.................37

Item  9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure.............................................37

Item  9A. Controls and Procedures..........................................37

Item  9B. Other Information................................................38

                                    Part III

Item  10. Directors, Executive Officers and Corporate Governance...........38


Item  11. Executive Compensation...........................................42

Item  12. Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters..................................53

Item  13. Certain Relationships and Related Transactions, and Director
          Independence.....................................................54

Item  14. Principal Accounting Fees and Services...........................55

                                     Part IV

Item  15.   Exhibits, Financial Statement Schedules........................58

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


Performance Graph

The following graph sets forth the cumulative total stockholder return (assuming reinvestment of dividends) to the Company's stockholders during the five-year period ended December 31, 2006, as well as an overall stock market index (AMEX Market Index) and the Company's peer group index (AMEX Biotech Index):

                     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                        AMONG SAMARITAN PHARMACEUTICALS,
                  AMEX MARKET INDEX AND AMEX BIOTECH INDEX (1)

[The following information was depicted as a line chart in the printed material]


Company/Index                 Base Period                                    Year Ending
                              12/31/2001      12/31/2002     12/31/2003     12/31/2004     12/31/2005     12/31/2006
                             -------------    -------------  -------------  -------------  -------------  -------------
AMEX : LIV                        100            $123.08        $284.62        $753.85        $307.69        $161.54
AMEX Biotech Index                100            $58.26         $84.42         $93.74         $117.28        $129.91
Amex Composite Index              100            $97.26         $138.45        $169.22        $207.53        $242.62

1) Assumes $100 Invested On December 31, 2001, Assumes Dividend Reinvested, Fiscal Year Ending December. 31, 2006

The information under "Performance Graph" is not deemed filed with the Securities and Exchange Commission and is not be incorporated by reference in any filing of Samaritan under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this 10-K and irrespective of any general incorporation language in those filings.

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

ITEM 9B. OTHER INFORMATION

None.


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of our executive officers, directors, key employees and key consultants as of the date hereof:

Name                                   Age     Served Since   Position(s) with Company
------------------------------------ ------- ---------------- ----------------------------------------
Dr. Janet R. Greeson (2)(3)            63      10/19/1997     CEO, President and Chairman of the Board
Mr. Eugene J. Boyle (4)                41      05/20/2000     CFO, COO and Director
Dr. Thomas Lang                        55      06/20/2004     Chief Drug Development Officer
Ms. Kristi C. Eads                     37      11/20/2000     VP Business Development, Corporate Sec.
Mr. George Weaver                      41      07/20/2003     Regulatory Affairs Officer
Dr. Laurent Lecanu (2)(5)              38      06/10/2005     Director
Mr. Douglas D. Bessert (5)(6)          49      03/20/2001     Director
Dr. Erasto R. C. Saldi (1)(2)(3)       47      05/20/2003     Director
Mr. Welter Holden (1)(3)(7)            75      10/19/1997     Director
Mr. H. Thomas Winn (5)(6)              66      03/19/1999     Director
Ms. Cynthia C. Thompson (1)(4)(6)(7)   47      03/19/1999     Director
Dr. Vassilios Papadopoulos (2)         46      03/20/2001     Chief Scientist and Key Consultant
Dr. Christos Dakas                     45      06/29/2005     Managing Director, Samaritan Europe
Ms. Dianne Thompson                    44      10/01/2006     Comptroller
____________________________________

(1) Member of the Nominating Committee.
(2) Member of the Science and Technology Advisory Committee.
(3) Class I Director, term expires 2007.
(4) Class II Director, new term expires 2009.
(5) Class III Director, term expires 2008.
(6) Member of the Audit and Finance Committee.
(7) Member of the Compensation and Governance Committee.

Dr. Janet R. Greeson. Dr. Greeson has served as the Company's CEO, President and Chairman of the Board since October 30, 2000 and has led the bold initiative that transformed Samaritan from a "one drug" Company to an innovative "Drug Development Pipeline" Biopharmaceutical Company. Dr. Greeson is a successful healthcare professional with over two (2) decades of corporate experience focused on emerging growth situations, leadership development, and mergers and acquisitions. Dr. Greeson has worked with Samaritan for ten (10) years, and has served as CEO for the past five (5) years. As CEO she has demonstrated a relentless perseverance and determination to succeed in the face of unrelenting change. She is extremely motivated and equipped to attack problems and seize realistic opportunities, with capability, courage and confidence. Dr. Greeson is a co-inventor of eighteen (18) patent applications, and presently has nine "peer reviewed" journal publications.

She currently fulfills her altruistic energies with the Samaritan Innovative Science Foundation. Dr. Greeson holds a BA, from Florida Technological University in 1978; an MA from Rollins College in 1979; and a Ph.D. from Columbia Pacific University in 1987.

Mr. Eugene J. Boyle. Eugene Boyle has served as Chief Financial Officer, Chief Operations Officer, and a Director of Samaritan Pharmaceuticals since June 16, 2000. Mr. Boyle received a BSE in Computer Engineering and Applied Mathematics from Tulane University, served in the US Navy as a Lt. during the Gulf War and then went on to get his MBA from Babson College and JD from Concord University. Mr. Boyle is a registered patent agent and admitted to practice before the United States Patent and Trademark Office (USPTO) in all matters relating to patents. He also served on Nevada Gold & Casino's (AMEX:UWN) Advisory Board from 1999 to 2003.

Dr. Thomas Lang. Dr. Lang has served as the Chief Drug Development Officer for Samaritan since 2004. Prior to joining the Company he was the former Vice Chairman and President of Serono Inc., the U.S. Company of Serono, S.A. Dr. Lang holds technical degrees in Chemistry and Pharmacy, an MBA degree, a Ph.D. degree and is a registered pharmacist in the State of New Jersey.

Ms. Kristi C. Eads. Kristi Eads, J.D., Vice President of Business Development, joined Samaritan Pharmaceuticals in 2000, and has functioned as Vice President of Samaritan since January of 2004. Ms. Eads works with Samaritan's business development team to optimize Samaritan's licensing and partnering opportunities by executing business development initiatives and assisting with strategic planning. Ms. Eads obtained her juris doctorate from Concord University and has a bachelor of arts from the University of Oregon.

Mr. George Weaver. Mr. Weaver has served as the Regulatory Affairs Officer for Samaritan since 2003. Mr. Weaver majored in chemistry and minored in business economics at UCLA. After working as an environmental toxicology consultant for two (2) years, Mr. Weaver earned a Bachelor's of Science in Environmental Engineering and assumed an appointed position as Chair of Industry Waste Classification and Toxicology Focus Group under the California Department of Toxic Substances Control Regulatory Structure Update.

Dr. Laurent Lecanu. Dr. Lecanu has served as a director since June 10, 2005. He serves on the Nominating and Corporate Governance and Science and Technology committees of Samaritan. Dr. Lecanu received his D.Pharm. in pharmaceutical chemistry and his Ph.D. in neuropharmacology from the School of Pharmaceutical and Biological Sciences at University of Paris (V), Paris, France. Dr. Lecanu is also a former Intern of Paris Hospitals, France, where he demonstrated excellence in the management and performance of clinical trials for new medications.

Mr. Douglas D. Bessert. Mr. Bessert has served as a director since 2001 and currently serves on the Company's Audit Committee. Currently, Mr. Bessert is the Vice President of Sales and Marketing of Southview Properties, LLC, a land development company. From April 2001 to February 2004, Mr. Bessert was the Vice President of Investor Relations with Samaritan. Mr. Bessert received his BS in Marketing from the University of Wyoming.

Dr. Erasto R. C. Saldi. Dr. Saldi has served as a director of the Company since 2003. Currently, Dr. Saldi serves as the Company's Chief Medical Officer and Clinical Study Director, overseeing the clinical site's Principal Investigators that run the Company's FDA clinical trials. From 1999 to 2004, Dr. Saldi was the Medical Director of Fremont Medical Clinic, Desert Lane Care Center, and Cheyenne Care Center, where he improved physician compliance and formulated patient care protocols. From 1996 to 1997, he was Chief Resident, Internal Medicine and from 1997 to 1998 he served as Assistant Clinical Professor, Internal Medicine at the University of Nevada School of Medicine, Las Vegas, Nevada. Dr. Saldi, as an Internist, has extensive experience as a Principal Investigator and manager of clinical research trials.

Mr. Welter "Budd" Holden. Mr. Holden is a co-founder, has served as a director since 1997, is the Chairman of the Nominating and Corporate Governance Committee, and serves on the Compensation Committee. Mr. Holden has assisted the Company in recruiting and networking patients for clinical trials. He is a well-known designer who has consulted with the rich and famous throughout his whole life. He is a renowned networker and has presented Samaritan to many of his past clients and venture capital groups, including principals of pharmaceutical companies. Mr. Holden is the Chairman of our Business Advisory Board and acts as liaison to the "Samaritan Innovative Science Foundation". He received his B.A. in architectural and interior design from the Pratt Institute in New York, New York.

Mr. H. Thomas Winn. Mr. Winn has served as a Director since 1999 and is the Chairman of the Audit Committee. Mr. Winn is founder and Chairman of Nevada Gold & Casinos, Inc. (AMEX:UWN). Since 1983, he has served as President of Aaminex Capital Corporation, a financial consulting and venture capital firm. Mr. Winn has formed numerous investment limited partnerships and capital formation ventures ranging from mining projects, renewable energy, commercial real estate and motion pictures.

Ms. Cynthia C. Thompson. Cynthia C. Thompson has been a director since March 31, 1999. She is the Chairman of the Compensation Committee and serves on the Audit Committee. Ms. Thompson founded Quest Entertainment, Inc., a gaming technology company, in August of 2003 and serves as the Chairman of the Board and is the President/Chief Executive Officer. Since 1998, she has served as President/CEO of Intuitive Solutions International, Inc., a consulting firm offering corporate support services, including financing and financial structures, strategic planning and partnering, marketing and investor relations.

Dr. Vassilios Papadopoulos, D.Pharm., Ph.D. Dr. Papadopoulos served as a director from 2001 through June 2005 and currently serves as the Principal Investigator for Samaritan Research Laboratories at Georgetown University. Dr. Papadopoulos has over twenty (20) years of experience and over one hundred forty
(140) peer review article publications in the Biopharmaceutical field and numerous patents in the field of steroid biosynthesis, Alzheimer's disease and cancer. Dr. Papadopoulos has been appointed as the new Director of the Research Institute of the McGill University Health Centre in Montreal, Canada. Dr. Papadopoulos will assume his new role officially on July 1, 2007.

Dr. Christos Dakas, D.Pharm., Ph.D. Dr. Christos Dakas, joined Samaritan in June 2005 to oversee European operations, including Samaritan Ireland Pharmaceuticals, Limited. Prior to joining Samaritan, Dr. Dakas had a successful career in various executive positions with Gerolymatos, Genesis Pharma, and most recently Arriani Pharmaceuticals. A pharmaceutical chemist by training with a number of published papers, he holds degrees from the University of Toronto, Kings College of University of London, and the University of Wales in Cardiff.

Dianne Thompson. Ms. Thompson is the Comptroller of Samaritan Pharmaceuticals, and the Senior V.P. of Public Affairs & Development for the Samaritan Innovative Science Foundation. Ms. Thompson received her BS in Business Administration and Economics from the College of Notre Dame, Belmont, California, and her MBA from Pepperdine University, Malibu, California. Ms. Thompson founded her own business management consulting company in 1998 and has had a vast array of clients in both the for-profit and nonprofit sectors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of equity securities, to file reports with the Securities and Exchange Commission reflecting their initial position of ownership on Form 3 and changes in ownership on Form 4 or Form 5. Based solely on a review of the copies of such Forms received by us, we believe that, during the fiscal year ended December 31, 2006, all of our officers, directors and ten percent stockholders complied with all applicable Section 16(a) filing requirements on a timely basis.

Standards of Business Conduct and Ethics

The Board has adopted Standards of Business Conduct and Ethics that are applicable to all employees and directors, including our Chief Executive Officer, Chief Financial Officer, other executive officers and senior financial personnel. A copy of our Standards of Business Conduct and Ethics is available on our website at www.samaritanpharma.com. Information on our website is not incorporated by reference. We intend to post any waiver of, or material changes to, these Standards, if any, to our website within four business days of such event.

The Board of Directors and Committees

The Board held in person meetings, conference calls or unanimous consents thirty
(30) times during the fiscal year ended December 31, 2006, of which twenty-seven
(27) were unanimous actions adopted by the Board. All of our directors attended one hundred percent (100%) of the aggregate of the total number of meetings of the Board. The Company has formed, by determination of the Board, an Audit Committee, with Mr. H. Thomas Winn as Chairman, who is an independent director and a financial expert as used in Item 7(d)(3)(iv) of Schedule 14 A (240.14a-101 of this chapter) under the Exchange Act. The Audit Committee held seven (7) meetings during the fiscal year ended December 31, 2006. The Compensation Committee, with Independent Director Ms. Cynthia C. Thompson as Chairman, held two (2) meetings during the fiscal year ended December 31, 2006. The Nomination Committee, with Independent Director Mr. Walter "Budd" Holden as Chairman held one (1) meeting during the fiscal year ended December 31, 2006.

Class I directors shall serve until the 2007 annual meeting, Class II directors shall serve until the 2009 annual meeting and Class III directors shall serve until the 2008 annual meeting. Each director elected shall serve until his successor is elected and duly qualified.

The Board currently does have a Nominating Committee that believes members of the Board must possess certain basic personal and professional qualities in order to properly discharge their fiduciary duties to stockholders, provide effective oversight of the management of the Company and monitor the Company's adherence to principles of sound corporate governance. Board nominations must be selected by the Nomination Committee, which is comprised solely of independent directors. Although there are formal procedures for you to nominate persons to serve as directors, the Board will consider recommendations from you, which should be addressed to Samaritan Pharmaceuticals, Inc., 101 Convention Center Drive, Suite 310, Las Vegas, Nevada 89109. Our officers are elected by our Board and serve until the earlier of their resignation or removal, or until their successors have been duly elected and qualified.

Committees of the Board of Directors

The Board of Directors has established four committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, and Scientific and Technology Advisory Committee. Each of these committees has two or more members who serve at the discretion of the Board of Directors. The Audit Committee has a written charter approved by the Board of Directors and can be found under the "Investor Relations" section of our website at www.samaritanpharma.com. The members of the committees are identified in the paragraphs that follow.

Audit Committee. Thomas Winn (Chairman), Cynthia Thompson and Douglas Bessert currently serve on the Audit Committee. Consistent with SEC rules regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.

Compensation Committee. Cynthia Thompson (Chairman), Welter "Budd" Holden, and Dr. Erasto Saldi currently serve on the Compensation Committee. The Compensation Committee administers our executive compensation program. Each member of the Committee is a non-employee and an independent director. The Compensation Committee is responsible for establishing salaries and administering the incentive programs for our Chief Executive Officer and other executive officers. The Compensation Committee has designed the Company's compensation program based on the philosophy that all of our executives are important to our success, with our executive officers setting the direction of our business and having overall responsibility for our results. As with other pharmaceutical companies, we operate in a highly competitive and difficult economic environment. Accordingly, the Compensation Committee has structured the Company's compensation to accomplish several goals: (a) to attract and retain very talented individuals,
(b) to reward creativity in maximizing business opportunities and (c) to enhance stockholder value by achieving our short-term and long-term business objectives.

Nominating and Corporate Governance Committee. Welter "Budd" Holden (Chairman), Dr. Erasto Saldi, and Dr. Laurent Lecanu currently serve on the Nominating Committee. The nominating committee is responsible for overseeing corporate governance matters, reviewing possible candidates for Board membership and recommending nominees for election. The Committee is also responsible for evaluating the function and performance of the Board and overseeing the process for performance evaluation of the Committees of the Board. Additionally, the Committee reviews the Company's management succession plans and executive resources.

Science and Technology Advisory Committee. Dr. Erasto Saldi (Chairman), Dr. Laurent Lecanu, and Dr. Vassilios Papadopoulos currently serve on the Science and Technology Advisory Committee. It advises the Board on scientific matters that include major internal projects, interaction with academic and other outside research organizations, and the acquisition of technologies and products.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview. The Compensation Committee administers our executive compensation program. Each member of the Compensation Committee is a non-employee and an independent director. The Compensation Committee is responsible for establishing salaries, administering the incentive programs, and determining the total compensation for our Chief Executive Officer and other executive officers. The Compensation Committee seeks to achieve the following goals with the Company's executive compensation programs: to attract, motivate and retain key executives and to reward executives for value creation. The Compensation Committee seeks to foster a performance-oriented environment by tying a significant portion of each executive's cash and equity compensation to the achievement of performance targets that are important to the Company and its stockholders. The Company's executive compensation program has three principal elements: base salary, cash bonuses and equity incentives under the Amended Samaritan Pharmaceuticals, Inc. 2001 Stock Incentive Plan and Samaritan Pharmaceuticals, Inc. 2005 Stock Incentive Plan.

We conducted an annual benchmark review of the aggregate level of our executive compensation, as well as the mix of elements used to compensate our executive officers. This review is based on a survey of executive compensation, "BioWorld Executive Compensation Report", conducted by an independent third party, Thomson BioWorld.

Compensation Philosophy. The Compensation Committee has designed the Company's compensation program based on the philosophy that all of our executives are important to our success, with our executive officers setting the direction of our business and having overall responsibility for our results. As with other pharmaceutical companies, we operate in a highly competitive and difficult economic environment. Accordingly, the Compensation Committee has structured the Company's compensation to accomplish several goals: (a) to attract and retain very talented individuals, (b) to reward creativity in maximizing business opportunities and (c) to enhance stockholder value by achieving our short-term and long-term business objectives.

Elements of Compensation

Executive compensation consists of the following elements:

Base Salary. The Compensation Committee considers peer data as well as individual performance when approving base salaries for executive officers. The Compensation Committee evaluates individual performance based on the achievement of corporate or divisional operating goals and subjective criteria, as well as the Chief Executive Officer's evaluation of the other executive officers. No specific weight is assigned to any particular factor. The Company is currently negotiating new agreements with the Dr. Janet Greeson and Mr. Eugene Boyle. Dr. Thomas Lang and Dr. Christos Dakas each have employment agreements negotiated at arm's length with the Compensation Committee, and each such agreement provides for a minimum annual base salary. In setting base salaries, the Board has considered (a) the contributions made by each executive to our Company, (b) compensation paid by peer companies to their executive officers and (c) outside compensation reports. In 2006, all executive officers received salary increases of approximately five percent (5%) reflecting competitive trends, general economic conditions as well as a number of factors relating to the particular individual, including the performance of the individual executive, and level of experience, ability and knowledge of the job.

Bonuses. The Compensation Committee has the authority to award discretionary bonuses to our executive officers. The incentive bonuses are intended to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives vary depending on the individual executive, but relate generally to strategic factors such as a) initial signing of an employment agreement; b) upon acceptance of filing of a new drug application by the FDA; c) the FDA approval to move from one phase to the next phase in the FDA application process; d) pharmaceutical sales goals achieved e) completion of an in-licensing contract; f) completion of an out-licensing contract; and g) increases in market capitalization. The Compensation Committee did not make any cash bonuses to the executive officers in 2006.

Long-Term Incentive Program. We believe that long-term performance is achieved through an ownership culture that encourages such performance by our executive officers through the use of stock and stock-based awards. Our stock compensation plans have been established to provide certain of our employees, including our executive officers, with incentives to help align those employees' interests with the interests of stockholders. The compensation committee believes that the use of stock and stock-based awards offers the best approach to achieving our compensation goals. We have not adopted stock ownership guidelines and our stock compensation plans have provided the principal method for our executive officers to acquire equity or equity-linked interests in our Company. We believe that the annual aggregate value of these awards should be set near competitive median levels for comparable companies. However, due to the early stage of our business, we expect to provide a greater portion of total compensation to our executives through our stock compensation plans than through cash-based compensation. The Compensation Committee makes stock awards to executive officers and this type of award may occur in future years, based on the Compensation Committee's assessment of the Company's needs and objectives, which are as follows.

Stock Options. Our Compensation Committee is the administrator of the stock option plan. Stock option grants are made at the commencement of employment and, occasionally, following a significant change in job responsibilities or to meet other special retention or performance objectives. The Plans are designed to (a) reward executives for achieving long-term financial performance goals over a three (3) year to ten (10) year period, (b) provide retention incentives for executives and (c) tie a significant portion of an executive's total compensation to our long-term performance. Periodic stock option grants are made at the discretion of the Compensation Committee to eligible employee and, in appropriate circumstances, the Compensation Committee considers the recommendations of members of management, such as Dr. Janet Greeson, our Chief Executive Officer, and Eugene Boyle, Chief Financial Officer. In 2006, certain named executive officers were awarded stock options in the amounts indicated in the sections entitled "Summary Compensation Table" and "Grants of Plan Based Awards". The short and long-term compensation program includes stock options granted under the Amended Samaritan Pharmaceuticals, Inc. 2001 Stock Incentive Plan and the Samaritan Pharmaceuticals, Inc. 2005 Stock Incentive Plan (together, the "Plans") as well as non-qualified stock options. Stock options for our executive officers, key employees and key consultants are part of our incentive program and link the enhancement of shareholder value directly to their total compensation. The Compensation Committee determines the number of stock options granted based upon several factors: (a) level of responsibility,
(b) expected contribution towards our performance and (c) total compensation strategy for mix of base salary, short-term incentives and long-term incentives.

Our Plans authorize us to grant options to purchase shares of common stock to our employees, directors and consultants. Stock options granted by us typically have an exercise price equal to the fair market value of our common stock on the day of grant, and typically vest twenty-five percent (25%) over a particular period, and generally expire between three and ten years after the date of grant. Incentive stock options also include certain other terms necessary to assure compliance with the Internal Revenue Code of 1986, as amended.

Stock Appreciation Rights. Our Amended Samaritan Pharmaceuticals, Inc. 2001 Stock Incentive Plan and the Samaritan Pharmaceuticals, Inc. 2005 Stock Incentive Plan authorizes us to grant stock appreciation rights, or SARs. A SAR represents a right to receive the appreciation in value, if any, of our common stock over the base value of the SAR. The base value of each SAR equals the value of our common stock on the date the SAR is granted. Upon surrender of each SAR, unless we elect to deliver common stock, we will pay an amount in cash equal to the value of our common stock on the date of delivery over the base price of the SAR. SARs typically vest based upon continued employment on a pro-rata basis over a four-year period, and generally expire ten years after the date of grant. Our Compensation Committee is the administrator of our stock appreciation rights plan. To date, no SARs have been awarded to any of our executive officers.

Restricted Stock Grants. Our Compensation Committee has and may in the future elect to make grants of restricted stock to our executive officers.

Other Compensation. The amounts shown in the Summary Compensation Table under the heading "Other Compensation" represent the value of Company matching contributions to the executive officers' 401(k) accounts and the taxable value of certain life insurance benefits. Executive officers did not receive any other perquisites or other personal benefits or property.

Chief Executive Officer Compensation. The Compensation Committee uses the same factors in determining the compensation of the Chief Executive Officer as it does for the executive officers. The Chief Executive Officer's base salary for Fiscal 2006 was $482,434, and as of December 31, 2006, the Chief Executive Officer has accrued compensation of $335,846 which could be converted into restricted shares, at the executive's option. The Chief Executive Officer received other compensation as indicated in the Summary Compensation Table.

The Compensation Committee is mindful of the potential impact upon the Company of Section 162(m) of the Code, which provides that compensation in excess of $1,000,000 paid to the President and CEO or to any of the other four most highly compensated executive officers of a public company will not be deductible for federal income tax purposes unless such compensation satisfies one of the enumerated exceptions set forth in Section 162(m) of the Code. The Compensation Committee has reviewed our compensation plans and programs with regard to the deduction limitation set forth in Section 162(m) of the Code. Based on this review, the Compensation Committee anticipates that the annual bonus, long term incentive plan bonus and gain, if any, recognized by our President and CEO and named executive officers upon the exercise of stock options or SARS meet the requirements for deductibility under Section 162(m) of the Code.

Compensation Committee Report

The Compensation Committee of the Board is composed of three (3) independent directors. The Compensation Committee does not have a written charter. The Compensation Committee is responsible for overseeing the Company's compensation process on behalf of the Board. The members of the Compensation Committee consist of independent directors Ms. Cynthia C. Thompson, Chairman, Welter "Budd" Holden, and Dr. Erasto Saldi.

The Compensation Committee has reviewed and discussed this Compensation Discussion & Analysis (CD&A) with management. Based on the review and discussions, the Compensation Committee recommended to the Board that the CD&A be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, for filing with the SEC and as applicable, the Company's proxy or information statement.

The foregoing report is provided by the following directors, who constitute the Compensation Committee:

The Compensation Committee:

         Ms. Cynthia C. Thompson (Chairman)
         Mr. Welter "Budd" Holden
         Dr. Erasto Saldi

Summary Compensation Table


                                                                                                Change In
                                                                                                 Pension
                                                                                                Value and
                                                                                  Non-Equity   Nonqualified
                                                                                  Incentive     Deferred
                                                      Restricted     Option         Plan      Compensation  Compen-       Other
                                     Salary   Bonus  Stock Awards  Awards(6)    Compensation    Earnings     sation       Total
Name And Principal Position  Year       $       $          $            $             $             $       $(7),(8)        $
---------------------------  ----    -------  -----  ------------  ----------   ------------   ------------ --------     --------
Dr. Janet R. Greeson         2006    482,434   -0-        -0-          -0-           -0-           -0-       10,799      493,233
CEO, President and           2005    459,461   -0-        -0-          -0-           -0-           -0-       8,850       468,311
Chairman of the Board (1),
  (2)                        2004    437,582   -0-        -0-          -0-           -0-           -0-       19,559      457,141


Mr. Eugene J. Boyle          2006    321,622   -0-        -0-          -0-           -0-           -0-       9,213       330,835
CFO and COO (1), (3)         2005    306,307   -0-        -0-          -0-           -0-           -0-       6,857       313,164
                             2004    291,721   -0-        -0-          -0-           -0-           -0-       2,698       294,419

Dr. Thomas Lang              2006    324,188   -0-        -0-          -0-           -0-           -0-       15,190      339,378
Chief Drug Development       2005    308,750   -0-        -0-          -0-           -0-           -0-       11,190      319,940
Officer (4)                  2004    173,538   -0-        -0-          -0-           -0-           -0-       3,742       177,280


Dr. Christos Dakas           2006   136,075    -0-        -0-          -0-           -0-           -0-       16,611      152,686
Managing Director -          2005    68,038    -0-        -0-          -0-           -0-           -0-       8,306        76,344
Samaritan Europe(5)

Mr. George Weaver(1)         2006    129,675   -0-        -0-         10,428         -0-           -0-       8,386       148,489
Regulatory Affairs           2005    123,500   -0-        -0-          -0-           -0-           -0-       6,283       129,783
                             2004    120,000   -0-        -0-          -0-           -0-           -0-       2,409       122,409

1) The following executives have accrued compensation as of December 31, 2006, Janet Greeson, $335,846, Eugene Boyle, $170,506, George Weaver, $91,686 and Thomas Lang, $7,234. Each executive has the option to convert their respective accrued compensation into restricted shares. In 2006, George Weaver exercised his option and the Board of Directors approved the conversion of $90,000 into restricted shares. As of December 31, 2006, the restricted shares have not been issued, since the Company was awaiting an additional share application approval from the AMEX. Subsequently, the shares were issued in the 1st Quarter 2007.
2) The Company and Dr. Greeson have entered into an employment agreement, a copy of which is attached as Exhibit 10.9 to the Company's Quarterly Report on Form 10-QSB as filed with the SEC on August 14, 2002. The agreement filed on August 14, 2002 expired as of December 31, 2005. The Company is currently negotiating a new agreement with the Dr. Greeson.
3) The Company and Mr. Boyle have entered into an employment agreement, a copy of which is attached as Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB as filed with the SEC on August 14, 2002. The agreement filed on August 14, 2002 expired as of December 31, 2005. The Company is currently negotiating a new agreement with Mr. Boyle.
4) On June 1, 2004, the Company entered into an employment agreement with Dr. Thomas Lang pursuant to which Dr. Lang shall serve as the Company's Chief Drug Development Officer for a term of four (4) years. Dr. Lang is entitled to a base salary of $300,000 per year which may be paid in stock pursuant to a formula as set forth in the agreement. Dr. Lang is entitled to receive bonus payments of $50,000 for each Investigational New Drug Applications "granted" by the FDA. Dr. Lang has received a one-time signing bonus of 100,000 options to purchase our Common Stock at $1.00 per share, such options to expire after three (3) years. Dr. Lang is entitled to moving expenses up to $30,000. Dr. Lang shall receive a grant of 1,200,000 options, one-quarter (1/4) of which shall vest each year. The price of the options shall be $1.08 with a term of ten (10) years. Upon termination of the employment agreement, such 1,200,000 options (vested and non-vested) shall expire within thirty
         (30) days thereafter. Dr. Lang shall have the opportunity to participate in all of the Company's qualified defined benefit and defined contribution retirement plans (subject to eligibility requirements in such plans), three (3) weeks paid vacation (and paid holidays observed by the Company.

5) On June 29, 2005 the Company entered into an employment arrangement with Christos Dakas to serve as the European Business Development and Managing Director of Samaritan Pharmaceuticals S.A. in Greece, once such entity is established ("Samaritan Pharmaceuticals Europe"). Dr. Dakas shall receive a base salary of (Euro) 105,280 per year, a car allowance equal to (Euro) 12,852 per year and a performance based bonus to be awarded annually at the discretion of the CEO of the Company. Dr. Dakas also is entitled to receive 100,000 Company stock options priced at one hundred ten percent (110%) of the market price effective July 11, 2005 and said options expire after three (3) years, or after thirty
         (30) days after Dr. Dakas leaves his employ with Samaritan Pharmaceuticals Europe. Dr. Dakas is entitled to health insurance and other benefit programs per Samaritan Pharmaceuticals Europe. The amounts shown in this column cover amounts for the payment of Medicare/Social Security taxes, life insurance premiums and life annuity premiums for the benefit of the particular employee, and the employers matching contribution to the particular employees 401(k).
6) Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of the grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively. Had the Company applied this statement retrospectively, the amount in this column for fiscal year 2005, Eugene Boyle would have been $1,297,831, and Dr. Christos Dakas would have been $14,320; the amount for fiscal year 2004, Dr. Janet Greeson would have been $2,024,871, Eugene Boyle would been $912,069, Dr. Thomas Lang would have been $1,114,625 and George Weaver would have been $5,660. These amounts represent the estimated present value of these stock options at the respective date of grant, calculated using the Black-Scholes option pricing model, based on the following assumptions used in developing the grant valuations: an volatility of 110% for options granted for 2006; an average volatility of 41% for options granted during 2005 and an average volatility of 82% for options granted during 2004; a risk-free interest rate of 5% per year for options granted in 2006, 2005 and 2004; and a dividend yield of 0% for options granted in years 2006, 2005 and 2004. The actual value of the options, if any, realized by an officer will depend on the extent to which the market value of the Common Stock exceeds the exercise price of the option on the date the option is exercised. Consequently, there is no assurance that the value realized by an officer will be at or near the value estimated above. These amounts should not be used to predict stock performance.
7) The amounts shown in this column cover amounts for the payment of medical and dental insurance, short and long term disability insurance, Medicare/Social Security taxes, car allowances, life insurance premiums, life annuity premiums and accidental death and dismemberment insurance for the benefit of the particular employee, and the employers matching contribution to the particular employees 401(k).
8) We adopted a tax-qualified employee savings and retirement plan, or 401(k) plan, covering our full-time employees located in the United States. The 401(k) plan is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), so that contributions to the 401(k) plan by employees, and the investment earnings thereon, are not taxable to employees until withdrawn from the 401(k) plan. Under the 401(k) plan, employees may elect to reduce their current compensation up to the statutorily prescribed annual limit and have the amount of such contribution contributed to the 401(k) plan. The 401(k) plan does permit additional matching contributions to the 401(k) plan by us on behalf of participants in the 401(k).

Grants of Plan-Based Awards

Options to purchase 60,000 shares of the Company's common stock were granted under the Option Plan to the executive officers named in the Summary Compensation Table during fiscal 2006. The following table shows the number of options granted and the exercise price per share.



                                         Number of
                                         Securities
                          Grant          Underlying     Exercise or Base
Name                       Date           Options        Price of Option      Expiration Date
---------------------    -----------     -----------    -----------------     ---------------
Dr. Janet R. Greeson       N/A              -0-                -0-                     -0-
Mr. Eugene J. Boyle        N/A              -0-                -0-                     -0-
Mr. Thomas Lang            N/A              -0-                -0-                     -0-
Dr. Christos Dakas         N/A              -0-                -0-                     -0-
Mr. George Weaver (1)     12/15/2006     60,000                .25              12/15/2011

1) In December 2006, the Compensation Committee evaluated George Weaver and awarded 60,000 stock options which vest in equal quarterly installments beginning on March 15, 2007. The Compensation Committee determines the number of stock options granted based upon several factors: (a) level of responsibility,
(b) expected contribution towards our performance and (c) total compensation strategy for mix of base salary, short-term incentives and long-term incentives.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the unexercised options to purchase shares of the Company's common stock granted under the Option Plan to the executive officers named in the Summary Compensation Table and held by them at December 31, 2006.


                                Number of         Number of
                               Securities        Securities
                               Underlying        Underlying
                               Unexercised       Unexercised                             Option
                                 Options          Options #       Option Exercise   Expiration Date
           Name               # Exercisable     Unexercisable          Price
---------------------------- ---------------- ------------------ ------------------ -----------------
Janet Greeson                      1,532,210         -0-                .58         12/31/2011
                                   1,532,210         -0-                .58         01/02/2012
                                   1,779,684         -0-                .58         04/25/2012
                                   2,582,238         -0-                .58         01/15/2013
                                   2,807,350         -0-                .34         01/02/2014
                                   1,446,210         -0-                .58         01/02/2014

Eugene Boyle                         766,105         -0-                .58         12/31/2011
                                     766,104         -0-                .58         01/02/2012
                                     444,921         -0-                .58         04/25/2012
                                   1,291,118         -0-                .58         01/15/2013
                                   1,590,085         -0-                .34         01/02/2014
                                     536,695         -0-                .58         01/02/2014
                                   2,641,088         -0-                .93         01/05/2015

Thomas Lang                           25,000         -0-                .50         10/09/2008
                                     600,000       600,000             1.08         06/01/2014
                                     100,000         -0-               1.00         06/01/2007

Christos Dakas                       100,000         -0-                .49         07/11/2008

George Weaver                         50,000         -0-                .34         01/02/2014

Option Exercises and Stock Vested

The following table sets forth information with respect to the option exercises and stock vested as of December 31, 2006:


 Name of Executive
      Officer                      Option Awards                             Stock Awards
-------------------- ------------------------------------------- -------------------------------------
                                              Number of Shares      Number of
                        Number of Shares         Acquired On     Shares Acquired    Value Realized on
                      Acquired On Exercise         Exercise         on Vesting          Exercise
                                #                     #                 $                  $
Janet Greeson                  -0-                   -0-               -0-                -0-
Eugene Boyle                   -0-                   -0-               -0-                -0-
Thomas Lang                    -0-                   -0-               -0-                -0-
Christos Dakas                 -0-                   -0-               -0-                -0-
George Weaver                  -0-                   -0-               -0-                -0-

Retirement Plan Potential Annual Payments and Benefits

None of our named executives participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us. The Compensation Committee, which is solely comprised of "outside directors" as defined for purposes of Section 162(m) of the Code, may elect to adopt qualified or non-qualified defined benefit plans if the Compensation Committee determines that doing so is in our best interests.

Nonqualified Defined Contribution and Other Deferred Compensation Plans

The Company has established "Rabbi Trust" agreements for the benefit of select management and highly-compensated employees and has appointed a trustee that is a non-director and officer providing for the payment out of the assets of the Rabbi Trust agreements accrued under the Company's various employment agreements and other employment arrangements as the Company may specify from time to time. The Rabbi Trust agreements would become irrevocable upon a change of control of Samaritan. The Company may make contributions to the Rabbit Trust agreements from time to time, and additional funding may be required upon a change of control. To the extent funded, the Rabbi Trust agreements are to be used, subject to their terms and to the claims of the Company's general creditors in specified circumstances, to make payments under the terms of the benefit plans, employment agreements and other employment arrangements as the Company may specify from time to time. To date, only restricted shares have been deferred into the nonqualified deferred compensation plan, thus the plan will be settled in restricted shares.


                               Executive         Registrant        Aggregate        Aggregate           Aggregate
                           Contributions in   Contributions in    Earnings in      Withdrawals/      Balance at Last
                                Last FY            Last FY          Last FY     Distributions (3)        FYE (4)
          Name                     $                  $                $                $                   $
-------------------------- ------------------ ------------------ -------------- ------------------- ------------------
Janet Greeson (1)                 -0-                -0-              -0-            540,000            1,952,687
Eugene Boyle (1)                  -0-                -0-              -0-              -0-              2,294,289
Thomas Lang (1)                   -0-                -0-              -0-              -0-                 -0-
Christos Dakas                    -0-                -0-              -0-              -0-                 -0-
George Weaver (1)                 -0-                -0-              -0-              -0-               141,775
Doug Bessert (1), (2)             -0-                -0-              -0-            231,081             835,800

1) As of April 6, 2007, the Company has issued 22,764,894 shares into the Rabbi Trust with the following credit allocation: Dr. Janet Greeson 9,298,509; Mr. Eugene J. Boyle 10,425,186; Dr. Vassilios Papadopoulos 1,497,845; Mr. George Weaver 825,117; Mr. Welter "Budd" Holden 518,237; Ms. Cynthia C. Thompson 100,000; Mr. H. Thomas Winn 80,000; and Dr. Erasto R. C. Saldi 20,000.
2) In February 2004, Doug Bessert, left the Company for personal reasons but remains a Member of the Board of Directors. Under his agreement, a voluntary resignation entitles him to retain all benefits which vested prior to his voluntary resignation in accordance with the rules and procedures then in effect with respect to vesting.
3) The $0.27 price per share of the Company's securities is the closing market price as of October 17, 2006.
4) The $0.21 price per share of the Company's securities is the closing market price as of December 29, 2006.

Discussion of Director Compensation

Directors who are employees of the Company do not receive additional compensation for serving as directors. Each director who is not an employee of the Company receives a grant of a non-qualified stock option to purchase 10,000 shares of our common stock, annually as compensation for his or her services as a member of the Board of Directors. Non-employee directors receive no additional fee for meetings of the Board of Directors attended in person by such director or for each telephone meeting in which such director participates. Non-employee directors who serve on a committee of the Board receive a grant of a non-qualified stock option to purchase 10,000 shares of our common stock, annually as compensation for his or her services as a member of such committee. Chairmen of the committees receive a grant of a non-qualified stock option to purchase 20,000 shares of our common stock annually as compensation for his or her services as a chairman of such committee. All directors of the Company are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board or committees thereof, and for other expenses incurred in their capacities as directors of the Company.

The following director compensation table sets forth the total annual compensation paid or accrued by the Company to or for the account of each member of the Board of the Company except the Chief Executive Officer, Dr. Janet Greeson, and Chief Financial Officer, Mr. Eugene Boyle, who receive no additional compensation in their individual capacity as Board members:


Director Compensation Table
                               Fees
                              Earned or                                 Non-Stock
                               Paid in    Stock          Option      Incentive Plan         All Other
Name                            Cash        Awards     Awards(1)      Compensation        Compensation            Total
                                  $           $            $                $                   $                   $
---------------------------- ------------ ----------- ------------- ------------------ -------------------- -------------------
Thomas Winn                      -0-         -0-         16,240            -0-                 -0-                16,240
Cynthia Thompson                 -0-         -0-         24,360            -0-                 -0-                24,360
Welter "Budd" Holden             -0-         -0-         16,240            -0-                 -0-                16,240
Doug Bessert                     -0-         -0-         6,090             -0-                 -0-                6,090
Erasto Saldi                     -0-         -0-         16,240            -0-                 -0-                16,240
Laurent Lecanu                   -0-         -0-         16,240            -0-                 -0-                16,240

1) Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation represents the estimated present value of these stock options at the respective date of grant, calculated using the Black-Scholes option pricing model, based on the following assumptions used in developing the grant valuations an volatility of 98% for options granted; a risk-free interest rate of 5% per year for options; and a dividend yield of 0% for options granted in years 2006. The actual value of the options, if any, realized by an officer will depend on the extent to which the market value of the Common Stock exceeds the exercise price of the option on the date the option is exercised. Consequently, there is no assurance that the value realized by an officer will be at or near the value estimated above. These amounts should not be used to predict stock performance.

Change of Control Plan

On May 30, 2006 the Board approved and adopted the Change in Control Severance Plan for Certain Covered Executives and Employees of Samaritan Pharmaceuticals (the "Change in Control Plan"), effective May 30, 2006. The Change in Control Plan is intended to help avoid the loss and distraction of certain key employees of the Company in the event of a change in control. The Plan has an initial term of three (3) years with automatic three-year extensions, unless terminated by the Board at least six (6) months prior to the end of the then current term.

The Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Senior Vice Presidents, Vice Presidents, and Directors are eligible to participate in the Change in Control Plan, and the Board may designate other employees of the Company as Plan participants. The Company shall pay or cause to be paid to the participant a cash severance calculated based on a multiplier of four (4) months of base salary for every year of service up to maximum in of either twenty four (24) months or thirty six (36) months depending on the participants job title or job category. The severance amount equals the applicable multiplier times the sum of (A) the participant's highest annual rate of base salary as reported on the participant's W-2 for employee or on the participant's 1099 for directors within the thirty six (36) month period immediately preceding the Effective Date of the change in control and (B) the participant's maximum annual target bonus in effect upon the date of the change in control under the Company's bonus plan or the Participant's actual earned commission incentive for the last two quarters, which will be annualized, prior to the change in Control, not to exceed the target at 100% of achievement as defined in the Company's Sales Incentive Plan in effect upon the date of the change in control.

The Change in Control Plan provides that, if, within three years following a "change in control" (as defined in the Change in Control Plan), a participant's employment is terminated by the Company without "cause" (as defined in the Plan) or by the participant for "good reason" (as defined in the Change in Control
Plan), the participant is eligible for severance benefits equal to a multiple of the sum of the participant's base salary and the higher of the participant's target bonus opportunity during the year in which the change in control occurs or his or her target bonus opportunity following the change in control. Each participant will also receive his or her salary through the date of termination, a pro rata target bonus payment for the year in which the termination occurs, a pro rata long-term incentive payment to the extent provided in the Company's Long Term Incentive Plan, and any earned but unpaid long-term incentive payments or annual bonuses. In the event that a participant becomes subject to an excise tax under section 280G of the Internal Revenue Code of 1986, as amended, the participant will generally be entitled to receive an additional amount such that the participant is placed in the same after-tax position as if no excise tax had been imposed. The Change in Control Plan may be amended by the Board at any time, except that no amendment that adversely affects the rights or potential rights of a participant will be effective in the event that a change in control occurs within three (3) year of such amendment.

In the event the named executive officers were terminated without "cause" or they terminated their employment for "good reason" following a change of control, the named executive officers would receive the following severance payments (based on current salary rates, the average bonuses of the named executive officers for the last three fiscal years as the highest bonus and additional retirement benefits). Assuming the employment of our executive officers were to be terminated without cause (whether through constructive termination or otherwise) on December 31, 2006, the following individuals would be entitled to payments in the amounts set forth: Dr. Janet Greeson, $1,286,496; Eugene Boyle, $643,248; Dr. Thomas Lang, $244,970; Dr. Christos Dakas, $68,037; and George Weaver, $130,731. The foregoing does not include any amounts that would be payable under the "gross-up" provisions of the change of control employment agreements, or any amounts attributable to the accelerated vesting of equity awards upon a change of control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

Equity Compensation Plan Information

                                                                         Number Of
                                                                         Securities To     Weighted
                                                                         Be Issued Upon    Average
                                                                         Exercise Of       Exercise Price
                                                                         Outstanding       Of Outstanding    Number Of
                                                                         Options,          Options,          Securities
                                                                         Warrants And      Warrants          Remaining For
Name Of Plan                                                             Rights            And Rights        Future Issuance
----------------------------------------------------------------         --------------   ---------------    ---------------
Equity compensation plans approved by security holders (1) (2)            25,718,518         $0.62            21,277,294

Equity compensation plans not approved by security holders (3)            29,094,894         $0.27                     0
                                                                         --------------   ----------------   ---------------
Total                                                                     54,813,412                          21,277,294
                                                                         ==============                      ===============

1) The Amended Samaritan Pharmaceuticals, Inc. 2001 Stock Incentive Plan was filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-QSB, as filed with the SEC on August 16, 2004.
2) The Samaritan Pharmaceuticals, Inc. 2005 Stock Incentive Plan was filed with the SEC on Schedule 14A as filed with the SEC on April 29, 2005.
3) Samaritan has entered into "Rabbi Trust" agreements to fund deferred compensation benefits, with an institutional trustee providing for the payment out of the assets of the trusts of benefits accrued under our various benefit plans, employment agreements and other employment arrangements as the Company specifies from time to time. To the extent not already irrevocable, the trusts would become irrevocable upon a change of control of Samaritan. The Company may contribute to the trusts from time to time, and additional funding could be required upon a change of control. The Rabbi Trust agreements are subject to their terms and to the claims of our general creditors in specified circumstances, to make payments under the terms of the benefit plans, employment agreements and other employment arrangements from time to times specified by the Company.

Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by footnote, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Options to purchase shares of the our common stock that are exercisable within sixty (60) days of April 25, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing ownership of such person, but are not treated as outstanding for the purpose of computing the ownership of any other person. Applicable percentage of beneficial ownership is based on 159,422,456 shares of common stock outstanding as of April 25, 2007.

The following table sets forth information we know with respect to the beneficial ownership of our common stock as of April 25, 2007, for each person or group of affiliated persons, whom we know to beneficially own more than 5% of our common stock. The table also sets forth such information for our directors and executive officers, individually and as a group. The address for each listed stockholder is: c/o Samaritan Pharmaceuticals, Inc., 101 Convention Center Drive, Suite 310, Las Vegas, Nevada 89109.


                                                                                                   Percentage of
                                                                                 Total Number of       Total
                                                 Number of        Number of        Options and    Number of Shares
                                                   Shares          Options           Shares         and Options
                                               Beneficially      Beneficially     Beneficially      Beneficially
Beneficial Owner                                   Owned            Owned           Owned (1)          Owned
--------------------------------------         ------------      ------------    ---------------  ----------------
Dr. Janet R. Greeson                             6,447,642        11,679,902       18,127,544          11.4%
Mr. Eugene J. Boyle                              2,007,106         8,036,116       10,043,222           6.3%
Dr. Thomas Lang                                    107,143         1,325,000        1,432,143            *
Ms. Kristi C. Eads                                 345,000            60,000          405,000            *
Mr. George Weaver                                      -0-           110,000          110,000            *
Dr. Laurent Lecanu                                  50,000            80,000          130,000            *
Mr. Douglas D. Bessert                           4,855,855            30,000        4,885,855           3.1%
Dr. Erasto R.C. Saldi                               46,380            80,000          126,380            *
Mr. Welter "Budd" Holden                         2,635,147            80,000        2,715,147           1.7%
Mr. H. Thomas Winn                                 100,000            80,000          180,000            *
Ms. Cynthia C. Thompson                            743,555           120,000          863,555            *
All Executive officers and directors
   as a group (eleven persons)                  17,337,828        21,681,018       39,018,846          24.5%
Dr. Vassilios Papadopoulos (2)                     100,000         1,750,000        1,850,000          1.16%
Dr. Christos Dakas (3)                                 -0-           100,000          100,000            *

                                                                                        *Less than one percent (1%)

1) If an officer or director had previously elected to exercise options or deferred compensation through a program that involves the crediting of deferred shares of the Company's Common Stock held pursuant to the Trust under Samaritan Pharmaceuticals, Inc. Executive Benefit Plan (the "Rabbi Trust") for distribution to the executive after termination of employment, the shares were excluded from the above calculation. As of April 6, 2007, the Company has issued 22,764,894 shares into the Rabbi Trust with the following credit allocation: Dr. Janet Greeson 9,298,509; Mr. Eugene J. Boyle 10,425,186; Dr. Vassilios Papadopoulos 1,497,845; Mr. George Weaver 825,117; Mr. Welter "Budd" Holden 518,237; Ms. Cynthia C. Thompson 100,000; Mr. H. Thomas Winn 80,000; and Dr. Erasto R. C. Saldi 20,000.
2) Dr. Vassilios Papadopoulos is a key consultant for Samaritan and a former officer and director.
3)       Dr. Christos Dakas is an executive of our subsidiary, Samaritan Europe.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

We have entered into indemnity agreements with all directors, and officers and certain employees, which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for in the agreements, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party to by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Nevada law and our bylaws. The Company filed a form of the agreement as Exhibit
10.17 to the Company's Quarterly Report on Form 10-Q as filed with the SEC on August 14, 2006.

Policies and Procedures for Approval of Related Person Transactions

Our policy and procedures with respect to any related person transaction between the Company and any related person requiring disclosure under Item 404(a) of Regulation S-K under the Securities Exchange Act of 1934, is that such transaction is consummated only if the Audit Committee approves or ratifies such transaction; the disinterested members of the Board of Directors approves or ratifies such transaction; or the transaction involves compensation approved or ratified by the Compensation Committee.

Director Independence

The Company's Board of Directors is made up of the following members: Dr. Janet Greeson, Mr. Eugene Boyle, Mr. Thomas H. Winn, Ms. Cynthia Thompson, Mr. Welter "Budd" Holden, Mr. Doug Bessert, Dr. Erasto Saldi and Dr. Lecanu Laurent. The Board has determined that a majority of the Company's directors and all current members of the Audit, Compensation, and Nominating Committees are "independent" under Section 121A of the American Stock Exchange ("AMEX") Company Guide. The Board has also determined that the members of the Audit Committee meet the additional independence standards set forth by Rule 10A-3 under the Securities Exchange Act of 1934 and Section 121B of the AMEX Company Guide. The independent directors are Mr. Thomas H. Winn, Ms. Cynthia Thompson, Mr. Welter "Budd" Holden, Mr. Doug Bessert, Dr. Erasto Saldi and Dr. Lecanu Laurent.

There were no undisclosed transactions, relationships or arrangements pursuant to Item 404(a) (related-party transactions) that were considered by the Board under the applicable independence definitions in determining that the director is independent.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by SHERB & CO., LLP for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2006 and December 31, 2005, and fees billed for other services rendered by SHERB & CO LLP during those periods:


                           2006        2005
                           -------     -------

Audit fee:                 $45,000     $33,000
Audit-related fees:        $15,000     $ 9,000
Tax fees:                  $     -     $     -
Other:                     $4,025      $ 1,385
                           --------    --------
Total:                     $64,025     $43,385



Audit fees consisted principally of audit work performed on the consolidated financial statements and internal control over financial reporting, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory audits. The Company generally does not engage SHERB & CO LLP, for other services, other than Edgar services.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Consistent with SEC rules regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.

Prior to engagement of the independent registered public accounting firm for the next year's audit, management will submit a list of services and related fees expected to be rendered during that year within each of categories of services to the Audit Committee for approval.

Audit services include audit work performed on the financial statements and internal control over financial reporting, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits and discussions surrounding the proper application of financial accounting and/or reporting standards.

Audit-Related services are for assurance and related services that are traditionally performed by the independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

Tax services include all services, except those services specifically related to the audit of the financial statements, performed by the independent registered public accounting firm's tax personnel, including tax analysis; assisting with coordination of execution of tax-related activities, primarily in the area of corporate development; supporting other tax-related regulatory requirements; and tax compliance and reporting.

All Other services are those services not captured in the audit, audit-related or tax categories.

The Company generally does not request such services from the independent registered public accounting firm. Prior to engagement, the Audit Committee pre-approves independent public accounting firm services within each category and the fees for each category are budgeted. The Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one (1) or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

Audit Committee Report

The Audit Committee of the Board is composed of three (3) independent directors. The Audit Committee operates under a written charter adopted by the Board and attached as Exhibit A to the proxy statement filed with the SEC on April 3, 2001.

The Audit Committee is responsible for overseeing the Company's financial reporting process on behalf of the Board. The members of the Audit Committee consist of independent directors Mr. H. Thomas Winn, Ms. Cynthia C. Thompson and Mr. Douglas Bessert. Each year, the Audit Committee recommends to the Board, subject to stockholder ratification, the selection of the Company's independent auditors.

Management is responsible for the Company's financial statements and the financial reporting process, including internal controls. The independent auditors are responsible for performing an independent audit of the Company's consolidated financial statements in accordance with generally accepted auditing standards and for issuing a report thereon. The Audit Committee's responsibility is to monitor and oversee these processes.

In this context, the Audit Committee has met and held discussions with management and SHERB & CO., LLP. Management represented to the Committee that the Company's consolidated financial statements were prepared in accordance with generally accepted accounting principles, and the Audit Committee has reviewed and discussed the consolidated financial statements with management and the independent auditors. The Audit Committee discussed with SHERB & CO., LLP the matters required to be discussed by Statement on Auditing Standards No. 61(Communication with Audit Committees). These matters included a discussion of SHERB & CO., LLP's judgments about the quality (not just the acceptability) of the Company's accounting principles as applied to financial reporting.

SHERB & CO., LLP also provided the Audit Committee with the written disclosures and letter required by Independence Standards Board Standard No. 1(Independence Discussions with Audit Committees), and the Audit Committee discussed with SHERB & CO., LLP that firm's independence. The Audit Committee further considered whether the provision by SHERB & CO., LLP of the non-audit services described elsewhere in this proxy statement is compatible with maintaining the auditors' independence.

Based upon the Audit Committee's discussion with management and the independent auditors and the Audit Committee's review of the representation of management and the disclosures by the independent auditors to the Audit Committee, the Audit Committee recommended to the Board that the Company's audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, for filing with the SEC. The Audit Committee and the Board have also recommended the selection of SHERB & CO., LLP as the Company's independent auditors for 2007, subject to stockholder ratification.

The Audit Committee Report does not constitute soliciting material, and shall not be deemed to be filed or incorporated by reference into any other Company filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates the Audit Committee Report by reference therein.

The Audit Committee:

         Mr. H. Thomas Winn (Chairman)
         Ms. Cynthia C. Thompson
         Mr. Douglas Bessert

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

SAMARITAN PHARMACEUTICAL, INC

Dated: April 27, 2007                         By: /s/ Janet Greeson, Ph.D.
                                              -----------------------------
                                                       Janet Greeson, Ph.D.
                                                 President, Chief Executive
                                                          Officer, Chairman

Dated:  April 27, 2007                        By: /s/ Eugene Boyle
                                              -----------------------------
                                                              Eugene Boyle,
                                                   Chief Financial Officer,
                                                                   Director

Dated:  April 27, 2007                        By: /s/ Doug Bessert
                                              -----------------------------
                                                               Doug Bessert
                                                                   Director

Dated:  April 27, 2007                        By: /s/ Laurent Lecanu
                                              -----------------------------
                                                             Laurent Lecanu
                                                                   Director

Dated:  April 27, 2007                        By: /s/ H. Thomas Winn
                                              -----------------------------
                                                             H. Thomas Winn
                                                                   Director

Dated:  April 27, 2007                        By: /s/ Cynthia C. Thompson
                                              -----------------------------
                                                        Cynthia C. Thompson
                                                                   Director

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

New York, New York
March 23, 2007

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