Form 10-Q
period 2007-03-31
SAMARITAN PHARMACEUTICALS INC
filed 2007-05-21
CIK 1057377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

              [x] Quarterly Report Pursuant To SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For The Quarterly Period Ended March 31, 2007

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

The number of shares of common stock issued and outstanding as of May 15, 2007 was 159,422,456.

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
                                                                  Page No.
Item 1.     Consolidated Financial Statements:

Consolidated Balance Sheets as of March 31, 2007 and
December 31, 2006...................................................3

Consolidated Statements of Operations for the period from
Inception (September 5, 1994) to March 31, 2007, and for
the Three (3) Months Ended March 31, 2007 and 2006..................4

Consolidated Statements of Shareholder's Equity (Deficit)
for the period from Inception (September 5, 1994) to
March 31, 2007......................................................5

Consolidated Statements of Cash Flows for the period from
Inception (September 5, 1994) to March 31, 2007 and for the
Three (3) Months Ended March 31, 2007 and 2006......................9

Notes to Interim Consolidated Financial Statements.................10

Item 2. Management's Discussion and Analysis and Plan of
Operation..........................................................21

Item 3. Quantitative and Qualitative Disclosures about Market
Risk...............................................................30

Item 4.  Controls and Procedures...................................32

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings..........................................32

Item 1A. Risk Factors..............................................32

Item 2. Unregistered Sales of Equity Securities and Use of
Proceeds...........................................................43

Item 3. Defaults Upon Senior Securities............................43

Item 4. Submission of Matters to a Vote of Security Holders........43

Item 5. Other Information..........................................43

Item 6. Exhibits...................................................45

Signatures

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
        As of March 31, 2007 (unaudited) and December 31, 2006 (audited)

                                     ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                    $         1,912,993    $         742,075
      Receivable from license collaboration                                  1,301,742                    -
      Note receivable                                                          250,000              250,000
      Interest receivable                                                       78,493               71,096
      Prepaid expenses                                                          15,222               10,750
                                                                   --------------------   ------------------
              TOTAL CURRENT ASSETS                                           3,558,450            1,073,921

PROPERTY AND EQUIPMENT                                                         108,181              127,627

OTHER ASSETS:
      Patent registration costs                                              1,175,413            1,042,791
      Purchased  technology rights                                             245,919              252,349
      Deposits                                                                   2,779                2,779
                                                                   --------------------   ------------------
              TOTAL OTHER ASSETS                                             1,424,111            1,297,919
                                                                   --------------------   ------------------
                                                                   $         5,090,742    $       2,499,467
                                                                   ====================   ==================

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                             $           383,450    $         414,237
      Accrued officers' salaries                                               727,881              515,271
      Accounts payable to be settled through issuance
      of stock                                                                       -              590,057
                                                                   --------------------   ------------------
              TOTAL CURRENT LIABILITIES                                      1,111,331            1,519,565
                                                                   --------------------   ------------------

SHAREHOLDERS'  EQUITY:
      Preferred stock, 5,000,000 shares authorized at $.001
              par value,  -0- issued and outstanding                                 -                    -
      Common stock, 250,000,000 shares authorized at $.001
              par value,  159,422,456 issued and outstanding                   159,422              156,653
      Additional paid-in capital                                            42,961,824           42,094,536
      Common stock to be issued                                                800,250              231,502
      Treasury stock                                                          (250,248)            (250,248)
      Accumulated other comprehensive income                                    36,679               56,601
      Accumulated deficit during development stage                         (39,728,516)         (41,309,142)
                                                                   --------------------   ------------------
              TOTAL SHAREHOLDERS' EQUITY                                     3,979,411              979,902
                                                                   --------------------   ------------------

                                                                   $         5,090,742    $       2,499,467
                                                                   ====================   ==================




   See accompanying notes to the consolidated financial statements (unaudited)
                                       3

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME

              FROM INCEPTION (SEPTEMBER 5, 1994) TO MARCH 31, 2007
             AND FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006




                                                           From
                                                         Inception                 For the Three Months To March 31
                                                     From Sep. 5, 1994        ------------------------------------------
                                                       March 31, 2007                2007                   2006
                                                  -------------------------   -------------------     ------------------
                                                        (Unaudited)                (Unaudited)           (Unaudited)
REVENUES:
Licensing rights                                  $              2,701,742    $        2,701,742      $               -
 Consulting                                                        300,000                     -                      -
 Government research grants                                        289,226                     -                 21,793
                                                  -------------------------   -------------------     ------------------
                                                                 3,290,968             2,701,742                 21,793
                                                  -------------------------   -------------------     ------------------


EXPENSES:

Research and development                                        14,824,347               417,523                589,219
Interest, net                                                      (85,994)               (7,454)                (8,954)
General and administrative                                      27,203,743               667,411                597,139
Depreciation and amortization                                    1,446,518                43,636                 34,787
Other income                                                      (369,130)                    -                  3,160
                                                  -------------------------   -------------------     ------------------
                                                                43,019,484             1,121,116              1,215,351
                                                  -------------------------   -------------------     ------------------


NET INCOME (LOSS)                                              (39,728,516)            1,580,626             (1,193,558)

Other Comprehensive Income (Loss):
Unrealized gain on marketable securities                                 -                     -                  3,933
Foreign translation adjustment                                      36,679               (19,922)                   120
                                                  -------------------------   -------------------     ------------------
Total Comprehensive Loss                          $            (39,691,837)   $        1,560,704      $      (1,189,505)
                                                  =========================   ===================     ==================

Loss  (earnings) per share
                                      Basic                                   $             0.01      $           (0.01)
                                                                              ===================     ==================
                                      Diluted                                 $             0.01      $           (0.01)
                                                                              ===================     ==================

Weighted average number of shares outstanding:

                                      Basic                                          157,035,800            137,246,545
                                                                              ===================     ==================
                                      Diluted                                        160,847,890            137,246,545
                                                                              ===================     ==================






   See accompanying notes to the consolidated financial statements (unaudited)
                                        4

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              FROM INCEPTION (SEPTEMBER 5, 1994) TO March 31, 2007

                                                                    Shares
                                         Number       Par Value    Reserved     Additional       Common
                                           of          Common         for         Paid in       Stock to
                                         Shares         Stock      Conversion     Capital       be issued      Warrants
                                      -------------   ----------   ----------   ------------   -----------    -----------
Inception at September 5, 1994                   -    $       -    $       -    $         -    $        -     $        -

Shares issued for cash, net of
 offering costs                          6,085,386          609            -        635,481             -              -
Warrants issued for cash                         -            -            -              -             -          5,000
Shares issued as compensation
 for services                              714,500           71            -      1,428,929             -              -
Net loss                                         -            -            -              -             -              -
                                      -------------   ----------   ----------   ------------   -----------    -----------
December 31, 1996 (Unaudited)            6,799,886          680            -      2,064,410             -          5,000

Issuance of stock, prior to
 acquisition                               206,350           21            -        371,134             -              -
Acquisition of subsidiary for stock      1,503,000          150            -         46,545             -              -
Shares of parent redeemed, par
 value $.0001                           (8,509,236)        (851)           -            851             -              -
Shares of public subsidiary
 issued, par value $.001                 7,689,690        7,690          820         (8,510)            -              -
Net loss                                         -            -            -              -             -              -
                                      -------------   ----------   ----------   ------------   -----------    -----------
December 31, 1997 (Audited)              7,689,690        7,690          820      2,474,430             -          5,000

Conversion of parent's shares              696,022          696         (696)             -             -              -
Shares issued for cash, net of
 offering costs                            693,500          694            -        605,185             -              -
Shares issued in cancellation of debt      525,000          525            -        524,475             -              -
Shares issued as compensation              400,000          400            -        349,600             -              -
Net loss                                         -            -            -              -             -              -
                                      -------------   ----------   ----------   ------------   -----------    -----------
December 31, 1998 (Audited)             10,004,212       10,005          124      3,953,690             -          5,000

Conversion of parent's shares               13,000           13          (13)             -             -              -
Shares issued in cancellation of debt       30,000           30            -         29,970             -              -
Shares issued for cash, net of
 offering costs                             45,000           45            -         41,367             -              -
Shares issued as compensation            3,569,250        3,569            -        462,113             -              -
Detachable warrants issued                       -            -            -              -             -        152,125
Detachable warrants exercised              100,000          100            -        148,900             -       (149,000)
Debentures converted to stock            1,682,447        1,682            -        640,438             -              -
Net loss                                         -            -            -              -             -              -
                                      -------------   ----------   ----------   ------------   -----------    -----------
December 31, 1999 (Audited)             15,443,909       15,444          111      5,276,478             -          8,125

Conversion of parent's shares              128,954          129         (111)           (18)            -              -
Shares issued for cash, net of
offering costs                           1,575,192        1,575            -        858,460             -              -
Shares issued in cancellation of debt      875,000          875            -        660,919             -              -
Shares issued in cancellation
 of accounts payable                       100,000          100            -         31,165             -              -
Shares issued as compensation            3,372,945        3,373            -      2,555,094             -              -
Warrants exercised                          38,807           39            -          3,086             -         (3,125)
Warrants expired                                 -            -            -          5,000             -         (5,000)
Net loss                                         -            -            -              -             -              -
                                       ------------    ---------    ---------   ------------   -----------    -----------
December 31, 2000 (Audited)             21,534,807       21,535            -      9,390,184             -              -

Shares issued for cash, net of
 offering cost                           6,497,088         6,497           -      1,257,758             -              -
Shares issued as compensation            9,162,197         9,162           -      1,558,599             -              -
Shares issued for previously
 purchased shares                          342,607           342           -        188,208             -              -
Shares issued in cancellation
 of accounts payable                       200,000           200           -         68,880             -              -
Amortization of deferred compensation            -             -           -              -             -              -
Stock options issued for services                -             -           -        439,544             -              -
Net loss                                         -             -           -              -             -              -
                                       ------------    ----------    --------   ------------   -----------   ------------
December 31, 2001 (Audited)             37,736,699        37,736           -     12,903,173             -              -

   See accompanying notes to the consolidated financial statements (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              FROM INCEPTION (SEPTEMBER 5, 1994) TO March 31, 2007
                                   CONTINUED

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

   See accompanying notes to the consolidated financial statements (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              FROM INCEPTION (SEPTEMBER 5, 1994) TO March 31, 2007
                                   CONTINUED

                                                                    Shares
                                         Number       Par Value    Reserved     Additional       Common
                                           of          Common         for         Paid in       Stock to
                                         Shares         Stock      Conversion     Capital       be issued     Warrants
                                      -------------   ----------   ----------   ------------   -----------   -----------
Shares issued for cash, net of
 offering costs                         18,657,500        18,658           -      2,077,641             -             -
Shares issued as compensation            3,840,525         3,841           -      1,044,185             -             -
Shares issued for previously
 purchased shares                           50,000            50           -          4,950             -             -
Shares issued in cancellation
 of accounts payable                     4,265,184         4,265           -        539,291             -             -
Amortization of deferred compensation            -             -           -              -             -             -
Stock options issued for services                -             -           -        225,000             -             -
Net loss                                         -             -           -              -             -             -
                                       ------------    ----------   ---------   ------------   -----------   -----------
December 31, 2002 (Audited)             64,549,908        64,550           -      16,794,240            -              -

Shares issued for cash, net of
 offering costs                         17,493,664        17,493           -      2,392,296             -             -
Shares issued as compensation            4,062,833         4,063           -        549,779             -             -
Shares issued for previously
 purchased shares                        1,160,714         1,161           -        161,339             -             -
Shares issued in cancellation
 of accounts payable and
 accrued compensation                    9,615,870         9,616           -      3,448,950             -             -
Shares issued in connection
 with equity financing                   3,125,000         3,125           -         (3,125)            -             -
Exercise of stock options                7,770,892         7,771           -      1,112,077             -             -
Shares reacquired in settlement
 of judgement                           (1,564,048)       (1,564)          -        251,812             -             -
Stock options issued for services                -             -           -        145,000             -             -
Net loss                                         -             -           -              -             -             -
                                       ------------    ----------   ---------   ------------   -----------   -----------
December 31, 2003 (Audited)            106,214,833       106,214           -     24,852,369             -             -

Shares issued for cash, net
 of offering costs                      11,426,733        11,427           -      4,289,511             -             -
Shares issued as compensation,
 expensed                                2,081,249         2,081           -      1,788,397             -             -
Amortization of deferred compensation            -             -           -              -             -             -
Shares issued for previously
 purchased shares                           83,332            83           -         12,417             -             -
Exercise of stock options               16,950,468        16,951           -      4,841,869             -             -
Exercise of warrants                       635,000           635           -        449,365             -             -
Shares issued in connection
 with equity financing                   8,758,240         8,758           -      3,091,243             -             -
Stock retired in settlement of
 subscriptions receivable              (13,869,656)      (13,870)          -     (5,964,798)            -             -
Shares reacquired in settlement
of judgement                              (250,000)         (250)          -       (231,100)            -             -
Stock options issued for services                -             -           -        567,771             -             -
Other comprehensive income (loss)                -             -           -              -             -             -
Net Loss                                         -             -           -              -             -             -
                                       ------------    ----------   ---------   ------------   -----------   -----------
December 31, 2004 (Audited)            132,030,199       132,030           -     33,697,043             -             -

Shares issued as compensation,
expensed                                   398,900           399           -        196,785             -             -
Amortization of deferred compensation            -             -           -              -             -             -
Exercise of stock options                  170,000           170           -         31,330             -             -
Shares issued in connection
with equity financing                    4,267,175         4,267           -      1,599,473             -             -
Stock options issued for services                -             -           -         65,052             -             -
Other comprehensive income (loss)                -             -           -              -             -             -
Net loss                                         -             -           -              -             -             -
                                       ------------    ----------   ---------   ------------   -----------   -----------
December 31, 2005 (Audited)            136,866,274       136,866           -     35,589,683             -             -

Shares issued for cash, net of
offering cost                            7,212,500         7,213           -      2,037,787             -             -
Common stock to be issued                        -             -           -              -       231,502             -
Amortization of deferred compensation            -             -           -              -             -             -
Exercise of stock options                  450,926           451           -         64,049             -             -
Shares issued in connection with
equity financing                        12,123,008        12,123           -      4,182,651             -             -
Stock options issued for services                -             -           -        220,366             -             -
Other comprehensive income (loss)                -             -           -              -             -             -
Net loss                                         -             -           -              -             -             -
                                       ------------    ----------   ---------   ------------   -----------   -----------
December 31, 2006 (Audited)            156,652,708       156,653           -     42,094,536       231,502             -

Common stock to be issued                        -             -           -              -       568,748             -
Shares issued for cash, net of
offering costs                                   -             -           -              -             -             -
Shares issued in cancellation of
accounts payable                         1,649,748         1,649           -        588,408             -             -
Shares issued in connection with
equity financing                         1,120,000         1,120           -        278,880             -             -
Other comprehensive income (loss)                -             -           -              -             -             -
Net income                                       -             -           -              -             -             -
                                       ------------    ----------   ---------   ------------   -----------   -----------
March 31, 2007 (Unaudited)             159,422,456     $ 159,422    $      -    $42,961,824    $  800,250    $        -
                                       ============    ==========   =========   ============   ===========   ===========

   See accompanying notes to the consolidated financial statements (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              FROM INCEPTION (SEPTEMBER 5, 1994) TO March 31, 2007
                                   CONTINUED

                                                    Accumulated
                                                       Other          Stock                                       Total
                                         Deferred    Comprehensive Subscriptions  Treasury    Accumulated     Shareholders'
                                        Compensation   Income      Receivable     Shares       Deficit          Deficit
                                       ------------- ------------ ------------  -----------  -------------   ---------------
Shares issued for cash, net
 of offering costs                               -             -            -            -              -         2,096,299
Shares issued as compensation                    -             -            -            -              -         1,048,026
Shares issued for previously
 purchased shares                                -             -            -            -              -             5,000
Shares issued in cancellation
 of accounts payable                             -             -            -            -              -           543,556
Amortization of deferred compensation      495,036             -            -            -              -           495,036
Stock options issued for services                -             -            -            -              -           225,000
Net loss                                         -             -            -            -     (4,057,153)       (4,057,153)
                                       ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 2002 (Audited)                      -             -            -            -    (17,793,945)         (935,155)

Shares issued for cash, net of
 offering costs                                  -             -            -            -              -         2,409,789
Shares issued as compensation                    -             -            -            -              -           553,842
Shares issued for previously
 purchased shares                                -             -            -            -              -           162,500
Shares issued in cancellation
 of accounts payable and
 accrued compensation                            -             -            -            -              -         3,458,566
Shares issued in connection
 with equity financing                           -             -            -            -              -                 -
Exercise of stock options                        -             -   (1,119,848)           -              -                 -
Shares reacquired in settlement
 of judgement                                    -             -            -     (250,248)             -                 -
Stock options issued for services                -             -            -            -              -           145,000
Net loss                                         -             -            -            -     (5,520,531)       (5,520,531)
                                       ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 2003 (Audited)                      -             -   (1,119,848)    (250,248)   (23,314,476)          274,011

Shares issued for cash, net
 of offering costs                               -             -           -            -              -          4,300,938
Shares issued as compensation,
expensed                                  (544,416)            -           -            -              -          1,246,062
Amortization of deferred compensation      240,000             -           -            -              -            240,000
Shares issued for previously
 purchased shares                                -             -           -            -              -             12,500
Exercise of stock options                        -             -  (4,858,820)           -              -                  -
Exercise of warrants                             -             -           -            -              -            450,000
Shares issued in connection
 with equity financing                           -             -           -            -              -          3,100,001
Stock retired in settlement of
 subscriptions receivable                        -             -   5,978,668            -              -                  -
Shares reacquired in settlement
of judgement                                     -             -           -            -              -           (231,350)
Stock options issued for services                -             -           -            -              -            567,771
Other comprehensive income (loss)                -       (16,580)          -            -              -            (16,580)
Net Loss                                         -             -           -            -     (4,864,361)        (4,864,361)
                                       ------------ ------------- -----------   ----------   ------------   ----------------
December 31, 2004 (Audited)               (304,416)      (16,580)          -     (250,248)   (28,178,837)         5,078,992

Shares issued as compensation,
expensed                                  (128,034)           -            -            -              -             69,150
Amortization of deferred compensation      392,416            -            -            -              -            392,416
Exercise of stock options                        -            -            -            -              -             31,500
Shares issued in connection
with equity financing                            -            -            -            -              -          1,603,740
Stock options issued for services                -            -            -            -              -             65,052
Other comprehensive income (loss)                -       (7,892)           -            -              -             (7,892)
Net loss                                         -            -            -            -     (5,557,559)        (5,557,559)
                                       ------------ ------------  -----------   ----------   ------------   ----------------
December 31, 2005 (Audited)                (40,034)     (24,472)           -     (250,248)   (33,736,396)         1,675,399

Shares issued for cash, net of
offering cost                                    -            -            -            -              -          2,045,000
Common stock to be issued                        -            -            -            -              -            231,502
Amortization of deferred compensation       40,034            -            -            -              -             40,034
Exercise of stock options                        -            -            -            -              -             64,500
Shares issued in connection with
equity financing                                 -            -            -            -              -          4,194,774
Stock options issued for services                -            -            -            -              -            220,366
Other comprehensive income (loss)                -       81,073            -            -              -             81,073
Net loss                                         -            -            -            -     (7,572,746)        (7,572,746)
                                       ------------ ------------  -----------   ----------   ------------   ----------------
December 31, 2006 (Audited)                      -       56,601            -     (250,248)   (41,309,142)           979 902


Common stock to be issued                        -            -            -            -              -            568,748
Shares issued for cash, net of
offering costs                                   -            -            -            -              -                  -
Shares issued in cancellation of
accounts payable                                 -            -            -            -              -            590,057
Shares issued in connection with
equity financing                                 -            -            -            -              -            280,000
Other comprehensive income (loss)                -      (19,922)           -            -              -            (19,922)
Net income                                       -            -            -            -      1,580,626          1,580,626
                                       ------------ ------------  -----------   ----------   ------------   ----------------
March 31, 2007 (Unaudited)             $         -  $    36,679   $        -    $(250,248)  $(39,728,516)   $     3,979,411
                                       ============ ============  ===========   ==========   ============   ================

   See accompanying notes to the consolidated financial statements (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           FROM INCEPTION (SEPTEMBER 5, 1994) AND FOR THE THREE MONTHS
                          ENDED MARCH 31, 2007 AND 2006



                                                                From          For the Three Months Ended
                                                             Inception                To March 31
                                                            (09/05/1994)    ---------------------------------
                                                          March 31, 2007         2007              2006
                                                           (Unaudited)        (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                       $   (39,728,516)    $   1,580,626     $   (1,193,558)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
         Depreciation and amortization                        1,446,518            43,636             34,787
         Stock based compensation                             9,659,280                 -                  -
         Stock options issued for services                    1,662,733                 -             12,096
         Amortization of deferred compensation                1,662,522                 -             32,634
         Foreign currency loss                                   36,679           (19,922)               120
         Other income                                          (228,190)                -              3,160
(Increase) decrease in assets:
         Accounts receivable                                 (1,301,742)       (1,301,742)            51,117
         Interest receivable and prepaids                      (106,954)          (11,868)           (33,177)
         Deposits                                                12,941                 -                  -
Increase (decrease) in liabilities:
         Deferred revenue                                             -                 -                  -
         Accounts payable and accrued expenses                3,362,702           181,822             29,919
                                                        ----------------    --------------    ---------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (23,522,027)          472,552         (1,062,902)
                                                        ----------------    --------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Organization costs, Samaritan Europe                                  -                 -             (4,687)
Purchase of technology rights                                  (158,969)                -                  -
Purchase of furniture and equipment                            (343,661)                -             (2,124)
Note receivable                                                (250,000)                -                  -
(Purchase) liquidation of marketable securities                  (3,160)                -            496,840
Patent registration costs                                    (1,292,320)         (150,382)            (2,000)
                                                        ----------------    --------------    ---------------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES          (2,048,110)         (150,382)           488,029
                                                        ----------------    --------------    ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants/options                                  703,125                 -                  -
Proceeds from debentures                                        642,120                 -                  -
Proceeds from stock issued for cash                          14,628,569                 -                  -
Proceeds from equity financing                                9,178,516           280,000          1,328,514
Common stock to be issued                                     1,006,300           568,748          1,300,000
Short-term loan repayments                                     (288,422)                -                  -
Short-term loan proceeds                                      1,612,922                 -                  -
                                                        ----------------    --------------    ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    27,483,130           848,748          2,628,514
                                                        ----------------    --------------    ---------------

CHANGE IN CASH                                                1,912,993         1,170,918          2,053,641
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      -           742,075            456,463
                                                        ----------------    --------------    ---------------

CASH AND CASH EQUIVALENTS  AT END OF PERIOD             $     1,912,993     $   1,912,993     $    2,510,104
                                                        ================    ==============    ===============

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Purchase of net, non-cash assets of  subsidiary
     for stock                                          $            195    $           -     $            -
Short-term debt retired through issuance
    of stock                                            $      1,890,695    $           -     $            -
Issuance of common stock, previously subscribed         $        180,000    $           -     $       46,259
Purchase of technology rights for accounts payable
to be settled through issuance of stock                 $        199,500    $           -     $            -
Treasury stock acquired through settlement
of judgement                                            $        250,248    $           -     $            -
Stock subscriptions receivable                          $      1,119,848    $           -     $            -
Stock retired in settlement of subscriptions
receivable                                              $     (5,978,668)   $           -     $            -
Stock received in settlement                            $       (231,350)   $           -     $            -
Stock as compensation for services                      $      5,175,792    $           -     $            -
Stock issued in cancellation of accounts payable        $      4,838,995    $     590,057     $            -
Exercise of stock options                               $      4,858,820    $           -     $            -



  See accompanying notes to the consolidated financial statements (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2007 and 2006
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required for annual financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2006, included in the Form 10-K and form 10-K/A for the year then ended.

The financial information presented as of and for the three months ended March 31, 2007 ("Q1 2007") and as of and for the three months ended March 31, 2006 ("Q1 2006") is unaudited. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to fairly present the Company's financial position as of March 31, 2007, and the results of operations and cash flows for the three (3) month period ending March 31, 2007 have been included. The results of operations for the three (3) month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K/A as filed with the U.S. Securities and Exchange Commission on April 27, 2007 for the year ended December 31, 2006.

NOTE 2   -   ORGANIZATION AND NATURE OF BUSINESS

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

NOTE 3 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

B.       Revenue recognition

Revenue Recognition. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin SAB 104, Topic 13, "Revenue Recognition" and Emerging Issues Task Force No. 00-21, or EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Generally, the Company will not recognize revenue or establish a receivable related to payments that are due greater than twelve months from the balance sheet date. In all cases, revenue is only recognized after all of the following four basic criteria of revenue recognition are met:

o Persuasive evidence of an arrangement exists;
o The fee is fixed or determinable;
o Collection is probable; and
o Delivery of technology or intellectual property rights has occurred or services have been rendered.

License Revenue. The Company's license revenues are generated through an agreement with a strategic partner. Nonrefundable, up-front license fees and milestone payments with standalone value that are not dependent on any future performance by us under the arrangements are recognized as revenue upon the earlier of when payments are received or collection is assured, but are deferred if we have continuing performance obligations. If we have continuing involvement through contractual obligations under such agreement, such up-front fees are deferred and recognized over the period for which we continue to have a performance obligation, unless all of the following criteria exist: (1) the delivered item(s) have standalone value to the customer, (2) there is objective and reliable evidence of the fair value of the undelivered item(s). We also make estimates and judgments when determining whether the collectibility of license fees receivable from licensees is reasonably assured. We assess the collectibility of accrued license fees based on a number of factors and if it is determined that collection is not reasonably assured, the fee is recognized when collectibility becomes reasonably assured, assuming all other revenue recognition criteria have been met.

New Material Agreement. On March 28, 2007, Samaritan and Pharmaplaz Ltd ("Pharmaplaz"), a private Irish Healthcare company and a shareholder of Samaritan, announced they have entered into an agreement to commercialize SP-01A, an "oral" HIV entry inhibitor. Currently, Pharmaplaz owns 5,659,748 common shares of the Company, representing 3.55% of the total shares issued and outstanding. Under the terms of the agreement, Pharmaplaz, a shareholder, is required to pay Samaritan $10 million in upfront fees. The first payment of $1.4 million was received on March 28, 2007, and the remaining $8.6 million is required to be paid on September 16, 2007. Pharmaplaz, a shareholder, will pay for and be responsible for future research and development to bring the technology to market. Samaritan has no remaining obligation or performance for future research and development. The $10,000,000 payment is non-refundable. If requested by Pharmaplaz, a shareholder, Samaritan will perform sponsored research regarding SP-01A or participate as Principal Investigators in applications for NIH grants, or other grant applications to advance the SP-01A, at Pharmaplaz's cost. Samaritan and Pharmaplaz, a shareholder, will split 50/50 of all revenues stemming from SP-01A.

For the period ended March 31, 2007, Samaritan recognized as revenue $2,701,742 from the Pharmaplaz Agreement, which comprised of the $1,400,000 cash received during the quarter, and $1,301,742 in receivable that Samaritan determined collectibility to be reasonably assured. There was insufficient time prior to filing of this report to perform necessary procedures to assure the collectiblitity of the remaining balance due from Pharmaplaz on September 16, 2007. The remaining $7,298,258 will be recognized as collectibility is assured or when the actual funds are received.

Government Research Grant Revenue. The Company recognizes revenues from federal government research grants during the period in which the related expenditures are incurred.

C.       Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

The Company maintains its cash in bank accounts at high credit quality financial institutions. The balances at times may exceed federally insured limits.

D.      Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily in our accounts receivable and investments in debt securities to the extent of the amounts recorded on the balance sheet. The Company attempts to mitigate the concentration of credit risk in their receivables through their credit evaluation process, collection terms, sales to diverse end customers and through geographical dispersion of sales. They generally do not require collateral for receivables from our end customers or from distributors. In the event of termination of a distributor agreement, inventory held by the distributor must be returned.

E.       Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets.

F.       Intangibles

Legal fees associated with filing patents are recorded at cost and amortized over 17 years. The Company currently owns or in-license patents related to our products or product candidates and own or in-license additional applications for patents that are currently pending. In general, when they in-license intellectual property from various third parties, they are required to pay royalties to the parties on product sales. The Company reviews patent costs for impairment by comparing the carrying value of the patents with the fair value. The Company believes it will recover the full amount of the patent costs based on forecasts of sales of the products related to the patents. Patent registration costs are amortized over seventeen (17) years once approved. Patent amortization expense was $17,760 and $10,825 for the three (3) months ending March 31, 2007 and 2006, respectively.

Projected amortization is $71,040 for 2007 through 2011. Certain U.S. patents may be eligible for patent term extensions under the Hatch-Waxman Act may be available to Samaritan for the lost opportunity to market and sell the invention during the regulatory review process.

Purchased technology rights are recorded at cost and are being amortized using the straight line method over the estimated useful life of the technology, fifteen (15) years. Amortization expense was $6,430 for the three (3) months ending March 31, 2007, and $2,734 for the three months ended March 31, 2006. Projected amortization expense associated with these technology rights in the future will be $25,720 for 2007 and $16,633 for 2008 through 2011.

G.       Earnings (loss) per share

The Company reports loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." There were 25,668,518 outstanding options at March 31, 2007. Included in the calculation of diluted earnings per share at March 31, 2007, are 337,500 options whose exercise price was below the closing price of the stock at March 31, 2007, and the weighted average impact of both 5,335,000 shares of unissued common stock for which subscriptions had been received, and 70,833 shares committed under contracts with consultants.

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

I.       Income Taxes

Pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS 109") Accounting for Income Taxes', the Company accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates, which will be in effect when these differences reverse.

J.       Research and Development Costs

Research and development costs are expensed when incurred. For the quarter ending March 31, 2007 and 2006, research and development expenses were $417,523 and $589,219, respectively.

K.       Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At March 31, 2007, the Company does not believe that any impairment has occurred.

L.       Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS 107") requires the disclosure of fair value information about financial instruments whether or not recognized on the balance sheet, for which it is practicable to estimate the value. Where quoted market prices are not readily available, fair values are based on quoted market prices of comparable instruments. The carrying amount of cash, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments.

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

P.       Common Stock To Be Issued

Common stock to be issued consists of proceeds from private placements received by year-end or quarter-end for stock that has yet to be issued. Such amounts are to be retired through the issuance of shares subsequent to the balance sheet date(s). The amount so reflected at March 31, 2007, $800,250, is to be settled through the issuance of 5,335,000 shares once approval of the offering is secured from the American Stock Exchange.

Q.       New Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

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

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. The adoption of FASB No. 157 did not have a material impact on the financial statements of the Company.

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The Company is currently evaluating the impact, if any, on the Company's financial position, results of operations or cash flows.

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

The Company amended its articles of incorporation on June 27, 2003, to increase the authorized number of shares to 250 million and on April 24, 2001, authorized a class of 5 million shares of preferred stock. There are no outstanding preferred stock shares at March 31, 2007.

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

The following table summarizes the Company's stock options outstanding at December 31, 2006, and March 31, 2007:

                                                                                               Weighted average
                                                                       Shares                    exercise price
                                                                  -----------------        -----------------------
Outstanding and exercisable at December 31, 2006                        25,718,518                  $.62
Granted                                                                          0                     0
Exercised                                                                        0                     0
Expired                                                                     50,000                     0
                                                                  ------------------       -----------------------
Outstanding and exercisable at March 31, 2007                            25,668,518                 $ .62
                                                                  ==================       =======================


Information, at date of issuance, regarding options for the quarter ended March 31, 2007 is as follows:

                                                                   Weighted
                                                                    Average         Weighted
                                                                   Exercise       Average Fair
                                                      Shares         Price            Value
                                                   ------------   -----------    ---------------
Exercise price exceeds market price                    -0-           $-0-              -0-
Exercise price equals market price                     -0-           $-0-                -0-
Exercise price is less than market price               -0-           $-0-                -0-

During the 1st Quarter 2007, 50,000 options expired without exercise and no options were issued.

The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options. There were no options issued during the three months ended March 31, 2007. The per-share weighted average fair value of stock options granted for compensation during the three months ended March 31, 2006 and the year ended December 31, 2006 was $0.27 and $0.76, respectively. On the date of grant, using the Black-Scholes pricing model, the following assumptions were used for options granted during the three (3) months ended March 31, 2007 and 2006:

                                  March 31, 2007        March 31, 2006

Expected dividend yield           NA                    0%
Risk-free interest rate           NA                    5%
Volatility                        NA                    80%

At March 31, 2007, the range of exercise price for all of the Company's outstanding stock options was $0.16 to $1.26, with an average remaining life of
5.5 years and an average exercise price of $0.62.

B. Stock as compensation and settlement of accounts payable:

The Company issues stock as compensation for services, valuing such issues premised upon the fair market value of the stock.

During the quarter ended March 31, 2007, the Company issued an aggregate of 1,099,748 shares of common stock in consideration of services rendered to the Company during 2006. Such shares were valued at an aggregate of $404,447 ranging from $.36 - $.40 per share. The Company also issued 500,000 shares for the acquisition of Metastatin Pharmaceuticals and issued 50,000 shares for the asset purchase from Quest Pharmatech, both accrued at December 31, 2006 and valued at $165,000 and $19,500, respectively.

The March 31, 2007 financial statements reflect these transactions as payments of accounts payable accrued during 2006.

Furthermore, accrued at March 31, 2007, is $15,750 in consultant fees that are to be retired through future issuance of 70,833 shares.

C.       Private Placement

The Company also completed one (1) private placement in which the Company received qualified subscriptions for 5,335,000 shares of our Common Stock at a purchase price of $0.15 per share generating total proceeds equal to $800,250. We have filed an AMEX additional listing application to issue the shares.

D.       Common Stock Purchase Agreement

During the quarter ended March 31, 2007, the Company issued 1.12 million shares in exchange for $280,000 in connection with the common stock purchase agreement with Fusion Capital.

NOTE 5   -   COMMITMENTS AND CONTINGENCIES

A. The Company leases various facilities under operating lease agreements expiring through September 2008. Rental expense for the three months ended March 31, 2007 and 2006 was $15,644 and $22,134, respectively. Future minimum annual lease payments under the facilities lease agreements lasting more than one year are as follows:

                                  2007 $56,572
                                  2008 $43,307

B. Samaritan has a research collaboration (the "Research Collaboration") with Georgetown University to further develop Samaritan's pipeline. Commencing on April 1, 2004, the Research Collaboration term was extended to 2014 with a budget of $1,000,000 per year. The $1,000,000 paid by Samaritan over four (4) quarterly payments of $250,000 is unallocated and covers the general research and development effort. In the second quarter of 2007, the Company plans to terminate the Georgetown University research collaboration, however, Samaritan is currently negotiating a research collaboration with McGill University, Montreal, under the same terms as the Georgetown University agreement which it plans to initiate in the third quarter of 2007.

C. The Company has no written employment agreement with Dr. Janet Greeson and Mr. Eugene Boyle. Dr. Thomas Lang and Dr. Christos Dakas each have employment agreements negotiated at arm's length with the Compensation Committee, and each such agreement provides for a minimum annual base salary. In setting base salaries, the Board has considered (a) the contributions made by each executive to our Company, (b) compensation paid by peer companies to their executive officers and (c) outside compensation reports. In 2006, all executive officers received salary increases of approximately 5% reflecting competitive trends, general economic conditions as well as a number of factors relating to the particular individual, including the performance of the individual executive, level of experience and ability and knowledge of the job.

The Compensation Committee also has the authority to award discretionary bonuses to executive officers. The incentive bonuses are intended to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives vary depending on the individual executive, but relate generally to strategic factors such as 1) initial signing of an employment agreement; 2) upon acceptance of filing of a new drug application by the FDA; 3) the FDA approval to move from one phase to the next phase in the FDA application process; 4) pharmaceutical sales goals achieved 5) completion of an in-licensing contract; 6) completion of an out-licensing contract; and 7) increases in market capitalization. The Compensation Committee did not make any cash bonuses to the executive officers in 2006.

NOTE 6   -   LITIGATION

Samaritan, from time to time, is involved in various legal proceedings in the ordinary course of its business.

NOTE 7   -   RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company entered into transactions with Clay County Holdings ("CCH"). These transactions include loans made to and from CCH. In the past, CCH had made a loan to Samaritan which Samaritan paid off in 2003. During 2004, Samaritan created a note receivable with CCH for $250,000 which amount bears interest at a rate of twelve percent (12%) per annum. The note receivable is secured by pledge of common stock in Samaritan owned by CCH. A Director of the Company is related to the Chairman of the Board of CCH but is not a shareholder of CCH. The CEO and CFO of the Company are mother and son.

NOTE 8   -   FUSION TRANSACTION

On May 12, 2005, the Company entered into a second common stock purchase agreement, as amended ("Purchase Agreement II") with Fusion Capital pursuant to which Fusion Capital has agreed to purchase its common stock from time to time at the Company's option up to an aggregate amount of $40,000,000 over fifty (50) months from the date the SEC declares effective a registration statement covering the shares of common stock to be purchased by Fusion Capital pursuant to such Purchase Agreement II. The SEC declared effective the Company's registration statement on Form SB-2, Commission Registration No. 333-130356 on December 29, 2005, covering the shares of common stock to be purchased by Fusion Capital and such shares will be priced based on the market price of our shares at the time of sale to Fusion Capital. We have the right to sell to Fusion Capital up to $40,000 of our common stock on each business day and may increase that amount with additional $5,000 for every $0.25 increase in our stock price above $1.50 for five consecutive days immediately prior to the submission of Daily Purchase Amount Increase Notice. We have the right to control timing and the amount of shares we sell to Fusion Capital. On February 17, 2006, the conditions for commencement of sales of our shares specified in the purchased agreement with Fusion Capital were satisfied. During the quarter ended March 31, 2007, the Company issued 1.12 million shares in connection with the common stock purchase agreement with Fusion Capital. Samaritan filed a post effective amendment on Form S-1 to the above Registration Statement No. 333-130356 on January 9, 2007. The SEC declared it effective on February 6, 2007. Under the Purchase Agreement II agreement, we have set a minimum purchase price ("floor price") of $0.25. Fusion Capital shall not have the right or the obligation to purchase shares of our Common Stock on any business day that the market price of our Common Stock is below $0.25. On May 15, 2007, the last reported market sale price of our Common Stock was $0.23. Accordingly, the Company cannot currently access funds under the Purchase Agreement II and will not be able to access such funds in the future unless the market price our Common Stock exceeds $0.25 per share.

NOTE 9   -   RISKS AND UNCERTAINTIES

Marketability of the Company's product is dependent, among other things, upon securing additional capital to successfully complete the clinical testing, securing FDA approval, and procurement of viable patents.

NOTE 10   -   SUBSEQUENT EVENTS (Unaudited)

On April 10, 2007, The Company announced it received a notice that a European Patent has been granted to Samaritan's SP-1000 (Cholesterol Recognition Sequence) drug for the treatment of cardiovascular disease. The European patent is an examined document, and is enforceable as a patent after registration requirements have been fulfilled in designated countries. Samaritan is taking the appropriate steps to register the patent in the following European countries: Austria, Belgium, Switzerland/Liechtenstein, Spain, France, Great Britain, Italy, the Netherlands, and Sweden. Previously on May 22, 2006, Samaritan announced that its collaborating scientists in two preclinical animal studies found that SP-1000 reduces blood cholesterol, clears plaque from clogged arteries, and raises HDL -- the good cholesterol. The patent has been awarded to Georgetown University and is exclusively licensed to Samaritan.

During April 2007, the Company issued 800,000 shares in exchange for $200,000 in connection with the common stock purchase agreement with Fusion Capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Samaritan aims to commercialize three blockbuster market drug candidates with late-stage preclinical development programs. Samaritan is evaluating the use of Caprospinol, SP-233 in Alzheimer's disease patients; the use of SP-1000 with acute coronary disease patients; and the use of SP-10 as an "oral treatment" for Hepatitis C patients. In addition, Samaritan has partnered its oral entry inhibitor HIV drug SP-01A with Pharmaplaz, Ireland.

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

Pharmaplaz, LTD. On March 28, 2007, Samaritan and Pharmaplaz, a shareholder, announced they have an agreement to commercialize SP-01A, an "oral" HIV entry inhibitor. Under the terms of the agreement, Pharmaplaz, a shareholder, is required to pay Samaritan $10 million in upfront fees. The first payment of $1.4 million was received on March 28, 2007, and the remaining $8.6 million is required to be paid on September 16, 2007. Pharmaplaz, a shareholder, will pay for and be responsible for future research and development to bring the technology to market. Samaritan has no remaining obligation or performance for future research and development. The $10,000,000 payment is non-refundable. If requested by Pharmaplaz, a shareholder, Samaritan will perform sponsored research regarding SP-01A or participate as Principal Investigators in applications for NIH grants, or other grant applications to advance SP-01A, at Pharmaplaz's cost. Samaritan and Pharmaplaz, a shareholder, will split 50/50 of all revenues stemming from SP-01A.

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

Additional details regarding the human trials and INDs the Company plans to file may be found in the section entitled "Description of Business" in the Company's Annual Report on Form 10-K/A filed with the SEC on April 27, 2007 for the fiscal year ended December 31, 2007.

Results of Operations For The Three (3) Months Ended March 31, 2007 As Compared To The Three (3) Months Ended March 31, 2006

On March 28, 2007, Samaritan and Pharmaplaz, a shareholder, announced they have entered into an agreement to commercialize SP-01A, an "oral" HIV entry inhibitor. Under the terms of the agreement, Pharmaplaz, a shareholder, is required to pay Samaritan $10 million in upfront fees. The first payment of $1.4 million was received on March 28, 2007, and the remaining $8.6 million is required to be paid on September 16, 2007. Pharmaplaz, a shareholder, will pay for and be responsible for future research and development to bring the technology to market. Samaritan has no remaining obligation or performance for future research and development. The $10,000,000 payment is non-refundable. If requested by Pharmaplaz, a shareholder, Samaritan will perform sponsored research regarding SP-01A or participate as Principal Investigators in applications for NIH grants, or other grant applications to advance the SP-01A, at Pharmaplaz's cost. Samaritan and Pharmaplaz, a shareholder, will split 50/50 of all revenues stemming from SP-01A.

For the period ended March 31, 2007, Samaritan recognized as revenue $2,701,742 from the Pharmaplaz Agreement, which comprised of the $1,400,000 cash received during the quarter, and $1,301,742 in receivable that Samaritan determined collectibility to be reasonably assured. There was insufficient time prior to filing of this report to perform necessary procedures to assure the collectiblitity of the remaining balance due from Pharmaplaz on September 16, 2007. The remaining $7,298,258 will be recognized as collectibility is assured or when the actual funds are received.

We incurred research and development expenses of $417,523 for the three months ended March 31, 2007, as compared to $589,219 for the three months ended March 31, 2006. This decrease of $171,696 or twenty-nine percent (29%) was primarily attributable to the culmination of the costs associated with our HIV clinical trial. We expect research and development expenditures relating to drug discovery and development will increase during the remainder of 2007 and into subsequent years due to the expanding requirements of FDA clinical trials for:
(a) for our HIV drug program; (b) our Alzheimer's drug program; (c) the initiation of trials for other potential indications; and (d) additional study expenditures for potential pharmaceutical candidates. Research and development expenses may fluctuate from period to period, depending upon the stage of certain projects and the level of preclinical testing and clinical trial-related activities.

General and administrative expenses increased to $667,411 for the three months ended March 31, 2007, as compared to $597,139 for the three months ended March 31, 2006. This increase of $70,272 or twelve (12%), was primarily attributable to an increase in cost of payroll as offset by decreases in amortization of deferred compensation and consulting.

Depreciation and amortization amounted to $43,636 for the three months ended March 31, 2007, as compared to $34,787 for the three months ended March 31, 2006. This increase of $8,850, or twenty-five percent (25%), was primarily attributable to increases in amortization on both purchased technology and approved patents.

Net interest income amounted to $(7,454) and $(8,954) for the three (3) months ended March 31, 2007 and 2006, respectively. The credit balance in the interest expense account is attributable to offsetting interest earned from holding our cash in marketable securities and certificates of deposits. Interest income was $7,454 and $8,960, for the three (3) months ended March 31, 2007 and 2005, respectively. Interest expense was $-0- and $6, for the three (3) months ended March 31, 2007 and 2006, respectively.

We had earnings of $1,580,626 for the three months ended March 31, 2007, as compared to a loss of $1,193,558 for the three months ended March 31, 2006. Earnings were the result of the sale of rights to Pharmaplaz, a shareholder, as described in the notes. As disclosed in the financial statements, earnings
(loss) per share was $.01 and ($.01) per share (undiluted), for the three months ended March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

As of March 31, 2007, the Company's cash position was $1,912,993. We are continuing efforts to raise additional capital and to execute our research and development plans. Even if we are successful in raising sufficient money to carry out these plans, additional clinical development is necessary to bring our products to market, which will require a significant amount of additional capital.

Cash provided (used) in operating activities during the three (3) month period ended March 31, 2007 was $472,552, as compared to $(1,062,902) for the three month period ended March 31, 2006, an increase of $1,535,454. This increase is primarily attributable to fluctuations and timing of the cost with our HIV clinical trial, and the receipt of the $1.4 million from Pharmaplaz, the first payment on the sale of licensing rights.

Cash provided (used) by investing activities was ($150,382) for the three (3) month period ended March 31, 2007, as compared to cash provided of $488,029 for the three (3) month period ended March 31, 2006, a decrease of $638,411. Last year, the period reflected proceeds from the liquidation of a certificate of deposit for use in funding 2006 activities. The current year's period includes increases in patent costs.

Cash provided by financing activities was $848,748 for the three (3) month period ended March 31, 2007, as compared to $2,628,514 for the three (3) month period ended March 31, 2006, an decrease of $1,779,766 or sixty-eight percent (68%). Last year's results include proceeds of $1,300,000 from private placements, and $1,328,514 from the equity funding agreement with Fusion. Because of the decrease in immediate research costs and the sale of licenses rights to Pharmaplaz, the Company did not raise as much capital. Therefore, private placement proceeds (classified as common stock to be issued) and draws from Fusion were $568,748 and $280,000, respectively.

Current assets as of March 31, 2007 were $3,558,450 as compared to $1,073,921 as of December 31, 2006. This increase of $2,484,529 was primarily attributable to the receipt of proceeds and recording of an account receivable from the sale of licensing rights to Pharmaplaz. Current liabilities as of March 31, 2007 were $1,111,331 as compared to $1,519,565 as of December 31, 2006, a decrease of $408,234, primarily due to retiring accounts payable through the issuance of common stock.

On May 12, 2005, we entered into the Purchase Agreement II with Fusion Capital, pursuant to which Fusion Capital has agreed to purchase our Common Stock from time to time, at our option, up to an aggregate amount of $40,000,000 over fifty
(50) months commencing on the date the SEC declared effective our Registration Statement on December 29, 2005 (Commission Registration No. 333-130356), the Registration Statement on Form SB-2 was declared effective by the SEC. Samaritan filed a post effective amendment on Form S-1 to the above Registration Statement No. 333-130356 on January 9, 2007. The SEC declared it effective on February 6, 2007. The number of registered, yet not issued shares remaining under that Registration Statement as of March 30, 2007, was 2,209,372. Under the Purchase Agreement II agreement, we have set a minimum purchase price ("floor price") of $0.25. Fusion Capital shall not have the right or the obligation to purchase shares of our Common Stock on any business day that the market price of our Common Stock is below $0.25. On May 15, 2007, the last reported market sale price of our Common Stock was $0.23. Accordingly, the Company cannot currently access funds under the Purchase Agreement II and will not be able to access such funds in the future unless the market price our Common Stock exceeds $0.25 per share.

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

On March 28, 2007, Samaritan and Pharmaplaz, a shareholder, announced they have an agreement to commercialize SP-01A, an "oral" HIV entry inhibitor. Under the terms of the agreement, Pharmaplaz, a shareholder, is required to pay Samaritan $10 million in upfront fees. The first payment of $1.4 million was received on March 28, 2007, and the remaining $8.6 million is required to be paid on September 16, 2007. Pharmaplaz, a shareholder, will pay for and be responsible for future research and development to bring the technology to market. Samaritan has no remaining obligation or performance for future research and development. The $10,000,000 payment is non-refundable. If requested by Pharmaplaz, a shareholder, Samaritan will perform sponsored research regarding SP-01A or participate as Principal Investigators in applications for NIH grants, or other grant applications to advance SP-01A, at Pharmaplaz's cost. Samaritan and Pharmaplaz, a shareholder, will split 50/50 of all revenues stemming from SP-01A.

We will continue to have significant general and administrative expenses, including expenses related to clinical studies, our research collaboration with universities and patent registration costs. Except for our Purchase Agreement with Fusion Capital, no commitment exists for continued investments, or for any underwriting.

In addition to our financing arrangements with Fusion Capital (as discussed above), we may require substantial additional funds to sustain our operations and to grow our business. The amount will depend, among other things, on (a) the rate of progress and cost of our research and product development programs and clinical trial activities; (b) the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights; and (c) the cost of developing manufacturing and marketing capabilities, if we decide to undertake those activities. The clinical development of a therapeutic product is a very expensive and lengthy process which may be expected to utilize $5 to $20 million over a three (3) to six (6) year development cycle. We may also need to obtain additional funds to develop our therapeutic products and our future access to capital is uncertain. The allocation of limited resources is an ongoing issue for us as we move from research activities into the more costly clinical investigations required to bring therapeutic products to market. We also expect to generate revenues from our marketed products in the near future, and our business model has changed from a development model to a licensing and development model. For more information on the change in business model, please see "Business Model" section.

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

Forward-Looking Information and Factors that May Affect Future Results

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This report and other written or oral statements that we make from time to time contain such forward-looking statements that set forth anticipated results based on management's plans and assumptions. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as "will," "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "target," "forecast" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or business plans and prospects. In particular, these include statements relating to future actions, business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

o the success of research and development activities;
o decisions by regulatory authorities regarding whether and when to approve our drug applications, as well as their decisions regarding labeling and other matters that could affect the availability or commercial potential of our products;
o the speed with which regulatory authorizations, pricing approvals and product launches may be achieved;
o the success of external business development activities;
o competitive developments, including with respect to competitor drugs and drug candidates that treat diseases and conditions similar to those treated by our in-line drugs and drug candidates;

o the ability to successfully market both new and existing products domestically and internationally;
o difficulties or delays in manufacturing;
o trade buying patterns;
o the ability to meet generic and branded competition after the loss of patent protection for our products and competitor products;
o the impact of existing and future regulatory provisions on product exclusivity;
o trends toward managed care and healthcare cost containment;
o Legislation or regulatory action in our marketed territories affecting, among other things, pharmaceutical product pricing, reimbursement or access, the importation of prescription drugs and the involuntary approval of prescription medicines for over-the-counter use;
o claims and concerns that may arise regarding the safety or efficacy of or marketed products and product candidates;
o legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, governmental investigations, ongoing efforts to explore various means for resolving asbestos litigation and other legal proceedings;
o the Company's ability to protect its patents and other intellectual property both domestically and internationally;
o interest rate and foreign currency exchange rate fluctuations;
o governmental laws and regulations affecting domestic and foreign operations, including tax obligations;
o changes in U.S. generally accepted accounting principles;
o any changes in business, political and economic conditions due to the threat of terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas;
o growth in costs and expenses;
o changes in our product, segment and geographic mix; and

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of anticipated results is subject to substantial risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K/A filing for the 2006 fiscal year filed on April 27, 2007 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading "Risk Factors and Cautionary Factors That May Affect Future Results." We incorporate that section of that Form 10 K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

This report includes discussion of certain clinical studies relating to various in-line products and/or product candidates. These studies typically are part of a larger body of clinical data relating to such products or product candidates, and the discussion herein should be considered in the context of the larger body of data.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

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

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. The adoption of FASB No. 157did not have a material impact on the financial statements of the Company.

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The Company is currently evaluating the impact, if any, on the Company's financial position, results of operations or cash flows.

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

ITEM 4.  CONTROLS AND PROCEDURES

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

RISK ASSOCIATED WITH OUR BUSINIES

We Have A Limited Operating History

Prior to the Samaritan and Pharmaplaz's Research, Development and Commercialization Collaboration Agreement, we had limited operating history and our revenue had not been sufficient to sustain our operations. We have incurred annual operating losses over various years and as a result, at March 31, 2007, we had an accumulated deficit of $39,728,516. Our future profitability will require the successful commercialization of our marketed drugs in Eastern Europe as well as the out-licensing of our internal development programs in Alzheimer's, Cancer Cardiovascular disease and Infectious Diseases. Currently, the Company has in-licensed nine products to be marketed and distributed in our Eastern Europe territories. No assurances can be given when this will occur or when we will become profitable.

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

Fusion Capital shall not have the right nor the obligation to purchase any shares of our Common Stock on any trading days that the market price of our Common Stock is less than $0.25. Accordingly, if the stock price is below $0.25, the Company cannot access funds under the Purchase Agreement II. On May 15, 2007, the last reported market sale price of our Common Stock was $0.23. Accordingly, the Company cannot currently access funds under the Purchase Agreement II and will not be able to access such funds in the future unless the market price our Common Stock exceeds $0.25 per share. If we continue to be unable to access funds under the Purchase Agreement II, we may need to sell additional equity securities in private placements. As of March 30, 2007, with 2,209,372 remaining available under the Registration Statement, the selling price of our Common Stock to Fusion Capital will have to average at least $16.16 per share for us to receive the remaining proceeds of $35,700,000 without registering additional shares of Common Stock. Shares issued to date under the Common Stock Purchase Agreement are 12,790,628, with proceeds of $4,300,000. Assuming a minimum purchase price of $0.25 per share and the purchase by Fusion Capital of the full 2,209,372 remaining shares under the Purchase Agreement II, the remaining proceeds to us would be $552,343 unless we choose to register more than 2,209,372 shares, which we have the right, but not the obligation, to do. In the event we elect to sell more than the 2,209,372 shares, we will be required to file a new Registration Statement and have it declared effective by the U.S. Securities & Exchange Commission. The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the Purchase Agreement II. We have the right to receive $40,000 per trading day under the Purchase Agreement II, unless our stock price equals or exceeds $1.50, in which case the daily amount may be increased under certain conditions as the price of our Common Stock increases.

The extent to which we rely on Fusion Capital as a source of funding will depend on a number of factors including the prevailing market price of our Common Stock, which as of May 15, 2007, was $0.23, and the extent to which we are able to secure working capital from other sources, such as through the sale of our products. If obtaining sufficient financing from Fusion Capital were to prove unavailable or prohibitively dilutive and if we are unable to sell enough of our products, we may need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the remaining $35,700,000 under the Purchase Agreement II with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, we could be forced to curtail or cease our business operations.

--------------------------------------------------------------------------------

The Sale Of Our Common Stock To Fusion Capital May Cause Dilution And The Sale Of The Shares Of Common Stock Acquired By Fusion Capital And Other Shares Registered for Selling Stockholders Could Cause The Price Of Our Common Stock To Decline

In connection with entering into the Purchase Agreement II with Fusion Capital, we authorized the sale to Fusion Capital of up to 26,643,100 shares of our Common Stock and registered 16,700,000. The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the agreement. The purchase price for the Common Stock to be sold pursuant to the Purchase Agreement II will fluctuate based on the price of our Common Stock. Depending upon market liquidity at the time, a sale of shares by Fusion Capital at any given time could cause the trading price of our Common Stock to decline. Fusion Capital may ultimately purchase all, some or none of the 16,700,000 shares of Common Stock registered under the Purchase Agreement II. Further, the lower the stock price, the more shares we would have to sell to Fusion Capital to receive the same proceeds. After it has acquired such shares, Fusion Capital may sell all, some or none of such shares registered under the accompanying Registration Statement. Therefore, sales to Fusion Capital by us under the Purchase Agreement II may result in substantial dilution to the interests of other holders of our Common Stock. The sale of a substantial number of shares of our Common Stock by Fusion Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares of Common Stock to Fusion Capital and the Purchase Agreement II may be terminated by us at any time at our discretion without any cost to us.

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

If we are unable to obtain any necessary license following an adverse determination in litigation or in interference or other administrative proceedings, we would have to modify our products to avoid infringing a third party's patent and could temporarily or permanently have to discontinue manufacturing and selling some of our products. If this were to occur, it would negatively impact future sales and, in turn, our business, financial condition, results of operations and cash flows, which could force us to curtail or cease our business operations.

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

RISKS ASSOICAITED WITH AN INVESTMENT IN OUR COMMON STOCK

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

We entered into registration rights agreements in connection with Fusion Capital and other financings pursuant to which we agreed to register for resale by the investors the shares of Common Stock issued. Sales of these shares could have a material adverse effect on the market price of our shares of Common Stock. . If obtaining sufficient financing from Fusion Capital were to prove unavailable or prohibitively dilutive and if we are unable to sell enough of our products, we may need to secure another source of funding in order to satisfy our working capital needs.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Securities, were sold by the Company in the first quarter of 2007 under an exemption from registration. These shares of common stock were sold for cash, unless otherwise noted in this section, and were sold in private transactions to persons believed to be of a class of private investors acting on their own comprised of accredited investors (as such term is defined in Regulation D of the SEC) and a limited number of non-accredited investors. All investors, to the best knowledge of the Company, are not affiliated with the Company and purchased the shares with apparent investment intent. The Company relied upon, among other possible exemptions, Section 4(2) of the Securities Act of 1933 (the "Securities Act"), as amended. Its reliance on said exemption was based upon the fact no public solicitation was used by the Company in the offer or sale, and the securities were legended shares, along with a notation at the respective transfer agent, restricting the shares from sale or transfer as is customary with reference to Rule 144 of the Securities Act.

During the first quarter 2007, we issued 1,099,748 shares in consideration of services performed in 2006; issued 500,000 shares for the acquisition of Metastatin Pharmaceuticals; issued 50,000 shares for the asset purchase from Quest Pharmatech. Additionally in first quarter 2007, the Company received $280,000 in exchange for the issuance of 1.12 million shares to Fusion Capital.

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

On May 30, 2006, the Board of Directors of Samaritan approved and adopted indemnification agreement forms for certain covered executives and employees of Samaritan. The Company has entered into indemnification agreements with each of its current directors and certain of its executive officers. At present, there is no pending litigation or proceeding involving a director, officer or employee of the Company regarding which indemnification is sought, nor is the Company aware of any threatened litigation that may result in claims for indemnification.

ITEM 6.  EXHIBITS

Listed below are all exhibits filed as part of this Quarterly Report on Form 10-Q. Some exhibits are filed by the Company with the SEC pursuant to Rule 12b-32 under the Exchange Act.


EXHIBIT NO.             DESCRIPTION                                  LOCATION
---------------         ----------------------------------------     -------------------------------------------
3.1                     Articles of Incorporation, restated  as      Incorporated by reference to Exhibit 3.1 to
                        last amended June 10, 2005                   the Company's Current Report on Form 8-K as
                                                                     filed with the U.S. Securities and Exchange
                                                                     Commission on July 8, 2005.

3.2                     Bylaws, restated as last amended             Incorporated by reference to Exhibit 3.2 to
                        April 18, 2005                               the Company's Current Report on Form 8-K as
                                                                     filed with the U.S. Securities and Exchange
                                                                     Commission on July 8, 2005.

4.1                     Form of Common Stock Certificate             Incorporated by reference to Exhibit 4.1 to
                                                                     the Company's Current Report Form 10-SB12G
                                                                     as filed with the U.S. Securities and
                                                                     Exchange Commission on July 21, 1999.

4.2                     Amended Samaritan Pharmaceuticals, Inc.      Incorporated by reference to Exhibit 4.2 to
                        2001 Stock Option Plan                       the Company's Quarterly Report on Form
                                                                     10-QSB as filed with the U.S. Securities
                                                                     and  Exchange Commission on August 16,
                                                                     2004.

4.3                     Samaritan Pharmaceuticals, Inc.              Incorporated by reference to Schedule 14-A
                        2005 Stock Option Plan                       Information Statement as filed with the
                                                                     U.S. Securities and Exchange Commission
                                                                     on April 29, 2005 and approved by the
                                                                     shareholders on June 10, 2005.

10.1                    Research, Development and                    Incorporated by reference to Exhibit 10.1
                        Commercialization Collaboration Agreement    to the Company's Form 10-K as filed with
                        for SP-01A dated March 28, 2007 by and       the U.S. Securities and Exchange Commission
                        between Pharmaplaz and the Company.          on  April 13, 2007.

10.2                    Common Stock Purchase Agreement (Purchase    Incorporated by reference to Exhibit 10.1
                        Agreement I), dated April 22, 2003, by and   to the Company's Current Report on Form 8-K
                        between the Company and Fusion Capital       as filed with the U.S. Securities and
                        Fund II, LLC                                 Exchange Commission on April 25, 2003.

10.3                    Registration Rights Agreement, dated April   Incorporated by reference to Exhibit 10.2
                        22, 2003, by  and between the Company and    to the Company's Current Report on Form 8-K
                        Fusion Capital Fund II, LLC                  as filed with the U.S. Securities and
                                                                     Exchange Commission on April 25, 2003.



10.4                    Employment Agreement, dated as of January    Incorporated by reference to Exhibit 10.6
                        1, 2001,  by and between Samaritan           to the Company's Quarterly Report on Form
                        Pharmaceuticals, Inc. and Mr. Thomas Lang.   10-QSB as filed with the U.S. Securities
                                                                     and Exchange Commission on August 16, 2004.

10.5                    Form of Trust Under Samaritan                Incorporated by reference to Exhibit 10.10
                        Pharmaceuticals, Inc. Deferred               to the Company's Quarterly Report on Form
                        Compensation Plan                            10-QSB as filed with the U.S. Securities
                                                                     and Exchange Commission on August 14, 2002.

10.6                    Master Clinical Trial and Full Scale         Incorporated by reference to Exhibit 10.10
                        Manufacturing  Agreement, dated October 5,   to the Company's Quarterly Report on Form
                        2004, by and between the Company and         10-QSB as filed with the U.S. Securities
                        Pharmaplaz, LTD                              and Exchange Commission on November 15,
                                                                     2004.

10.7                    Common Stock Purchase Agreement (Purchase    Incorporated by reference to Exhibit 10.11
                        Agreement II), dated May 12, 2005, by and    to the Company's Quarterly Report on Form
                        between the Company and Fusion Capital       10-QSB as filed with the U.S. Securities
                        Fund II, LLC                                 and Exchange Commission on May 13, 2005.

10.8                    Amendment to Common Stock Purchase           Incorporated by reference to Exhibit 10.12
                        Agreement, dated December 19, 2005, by and   to the Company's Registration Statement on
                        between the Company and Fusion Capital       Form SB-2 as filed with the U.S. Securities
                        Fund II, LLC                                 and Exchange Commission on December 15,
                                                                     2005.

10.9                    Registration Rights Agreement, dated May     Incorporated by reference to Exhibit 10.12
                        12, 2005, by and between the Company and     to the Company's Quarterly Report on Form
                        Fusion Capital Fund II, LLC                  10-QSB as filed with the U.S. Securities
                                                                     and Exchange Commission on May 13, 2005.

10.10                   Norbrook Supply Agreement                    Incorporated by reference to Exhibit 1 to
                                                                     the Company's Current Report on Form 8-K as
                                                                     filed with the U.S. Securities and Exchange
                                                                     Commission on September 27, 2005.

10.11                   Research Collaboration and Licensing         Incorporated by reference to Exhibit 10.10
                        Agreement, dated June 8, 2001, by and        to the Company's Registration Statement on
                        between Georgetown University and            Form SB-2 as filed with the U.S. Securities
                        Samaritan Pharmaceuticals, Inc.              and Exchange Commission on July 30, 2003.



10.12                   Change in Control Severance Plan for         Incorporated by reference to Exhibit 10.16
                        Certain Covered Executives and Employees     to the Company's Quarterly Report on Form
                        of Samaritan Pharmaceuticals, Inc.           10-Q as filed with the U.S. Securities and
                                                                     Exchange Commission on August 14, 2006.

10.13                   Samaritan Pharmaceuticals, Inc.'s            Incorporated by reference to Exhibit 10.17
                        Director/Officer's Indemnification           to the Company's Quarterly Report on Form
                        Agreement                                    10-Q as filed with the U.S. Securities and
                                                                     Exchange Commission on August 14, 2006.

10.14                   Stock Purchase Agreement among Samaritan     Incorporated by reference to Exhibit 10.18
                        Pharmaceuticals, Metastatin                  to the Company's Quarterly Report on Form
                        Pharmaceuticals, and the shareholders of     10-Q as filed with the U.S. Securities and
                        Metastatin Pharmaceuticals.                  Exchange Commission on November 14, 2006.

10.15                   Samaritan Pharmaceuticals, Inc.'s            Provided herewith
                        In-Licensing Agreement with Three Rivers
                        Pharmaceuticals dated December, 2005.

10.16                   Samaritan Pharmaceuticals, Inc.'s            Provided herewith
                        In-Licensing Agreement with Molteni dated
                        January 1, 2007.

10.17                   Pharmaplaz Research, Development and         Incorporated by reference to Exhibit 10.1
                        Commercialization Collaboration Agreement    to the Company's Quarterly Report on Form
                                                                     8-K as filed with the SEC on March 28, 2007.

10.18                   Pharmaplaz Research, Development and         Provided herewith
                        Commercialization Collaboration Agreement
                        Supplement

14.1                    The Samaritan Pharmaceuticals, Inc. Code     Incorporated by reference to Exhibit 14.1
                        of Conduct                                   to the Company's Form 10-KSB as filed with
                                                                     the U.S. Securities and Exchange Commission
                                                                     on April 15, 2003.

16.1                    Letter Regarding Change in Certifying        Incorporated by reference to Exhibit 16.1
                        Accountant                                   to the Company's Current Report on Form 8-K
                                                                     as filed with the U.S. Securities and
                                                                     Exchange Commission on September 27, 2002.



21                      List of Subsidiaries                         Incorporated by reference to Exhibit 21 to
                                                                     the Company's Quarterly Report on Form
                                                                     10-QSB as filed with the U.S. Securities
                                                                     and Exchange Commission on August 15, 2005.

23.1                    Consent of Independent Registered Public     Incorporated by reference to Exhibit 23.1
                        Accounting Firm                              to the Company's Registration Statement on
                                                                     Form SB-2 as filed with the U.S. Securities
                                                                     and Exchange Commission on December 15, 2005.

23.2                    Consent of Nevada Counsel                    Incorporated by reference to Exhibit 23.2
                                                                     to the Company's Registration Statement
                                                                     on Form SB-2 as filed with the U.S. Securities
                                                                     and Exchange Commission on December 15, 2005.

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

(B) Current Reports on Form 8-K Filed During The Quarter Ended March 31, 2007

 None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         SAMARITAN PHARMACEUTICALS, INC

Dated: May 21, 2007

By: /s/ Eugene Boyle
    --------------------------
    Eugene Boyle,
    Chief Financial Officer, Director