Form 10-Q
period 2007-06-30
SAMARITAN PHARMACEUTICALS INC
filed 2007-08-13
CIK 1057377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

             [x] Quarterly Report Pursuant To SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT of 1934

                  For The Quarterly Period Ended June 30, 2007

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

The number of shares of common stock issued and outstanding as of August 13, 2007 was 27,711,200.

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
                                                                      Page No.
Item 1.     Consolidated Financial Statements:

Consolidated Balance Sheets as of June 30, 2007 and
December 31, 2006.........................................................3

Consolidated Statements of Operations for the period
from Inception (September 5, 1994) to June 30, 2007,
and for the Three (3) Months and Six (6) Months Ended
June 30, 2007 and 2006....................................................4

Consolidated Statements of Shareholder's Equity (Deficit)
for the period from Inception (September 5, 1994) to
June 30, 2007.............................................................5

Consolidated Statements of Cash Flows for the period from
Inception (September 5, 1994) to June 30, 2007 and for the
Six (6) Months Ended June 30, 2007 and 2006...............................9

Notes to Interim Consolidated Financial Statements.......................10

Item 2. Management's Discussion and Analysis and Plan of
Operation................................................................20

Item 3. Quantitative and Qualitative Disclosures about Market Risk.......29

Item 4.  Controls and Procedures.........................................31

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................32

Item 1A. Risk Factors....................................................32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......41

Item 3. Defaults Upon Senior Securities..................................41

Item 4. Submission of Matters to a Vote of Security Holders..............41

Item 5. Other Information................................................41

Item 6. Exhibits.........................................................42

Signatures

                        SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
         As of June 30, 2007 (unaudited) and December 31, 2006 (audited)

                                     ASSETS


                                                                          6/30/2007           12/31/2006
                                                                   --------------------   ------------------
CURRENT ASSETS:
      Cash and cash equivalents                                    $           393,659    $         742,075
      Inventory, pharmaceutical product                                        119,699                    -
      Receivable from license collaberation                                  1,301,742                    -
      Receivable from overseas product sales                                   408,657                    -
      Note receivable                                                          250,000              250,000
      Interest receivable                                                       85,973               71,096
      Prepaid expenses                                                         438,416               10,750
                                                                   --------------------   ------------------
              TOTAL CURRENT ASSETS                                           2,998,146            1,073,921

PROPERTY AND EQUIPMENT                                                          92,662              127,627
                                                                   --------------------   ------------------

OTHER ASSETS:
      Patent registration costs                                              1,263,937            1,042,791
      Purchased  technology rights                                             238,574              252,349
      Deposits                                                                   2,779                2,779
                                                                   --------------------   ------------------
              TOTAL OTHER ASSETS                                             1,505,290            1,297,919
                                                                   --------------------   ------------------

                                                                   $         4,596,098    $       2,499,467
                                                                   ====================   ==================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                             $           650,628    $         414,237
      Accrued expenses                                                         785,226              515,271
      Accounts payable to be settled through issuance
      of stock                                                                       -              590,057
                                                                   --------------------   ------------------
              TOTAL CURRENT LIABILITIES                                      1,435,854            1,519,565
                                                                   --------------------   ------------------

SHAREHOLDERS'  EQUITY:
      Preferred stock, 5,000,000 shares authorized at $.001
              par value,  -0- issued and outstanding                                 -                    -
      Common stock, 41,666,667 shares authorized at $.001
              par value,  27,709,577 and 26,108,785
              issued and outstanding                                            27,710               26,109
      Additional paid-in capital                                            44,299,215           42,225,080
      Common stock to be issued                                                      -              231,502
      Treasury stock                                                          (250,248)            (250,248)
      Accumulated other comprehensive income                                    44,056               56,601
      Accumulated deficit during development stage                         (40,960,489)         (41,309,142)
                                                                   --------------------   ------------------
              TOTAL SHAREHOLDERS' EQUITY                                     3,160,244              979,902
                                                                   --------------------   ------------------

                                                                   $         4,596,098    $       2,499,467
                                                                   ====================   ==================



   See accompanying notes to the consolidated financial statements (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                                   (UNAUDITED)
               FROM INCEPTION (SEPTEMBER 5, 1994) TO JUNE 30, 2007
      AND FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006





                                                                      For the Six Months                For the Three Months
                                          From Sep. 5, 1994                June 30                             June 30
                                                 To            ---------------------------------  -------------------------------
                                            June 30, 2007           2007              2006            2007             2006
                                         --------------------  ---------------   ---------------  --------------  ---------------
                                             (Unaudited)        (Unaudited)       (Unaudited)      (Unaudited)     (Unaudited)
REVENUES:
Pharmaceutical sales                     $           408,811   $      408,811    $            -   $     408,811   $            -
Licensing rights                                   2,701,742        2,701,742                 -               -                -
Consulting                                           300,000                -                 -               -                -
Government research grants                           289,226                -            21,793               -                -
                                         --------------------  ---------------   ---------------  --------------  ---------------
                                                   3,699,779        3,110,553            21,793         408,811                -
                                         --------------------  ---------------   ---------------  --------------  ---------------


EXPENSES:
Cost of goods sold                                   287,835          287,835                 -         287,835                -
Research and development                          15,378,460          971,636         2,099,709         554,113        1,510,490
Interest, net                                        (93,589)         (15,049)          (16,527)         (7,595)          (7,561)
General and administrative                        27,963,721        1,427,389         1,316,743         759,978          719,591
Depreciation and amortization                      1,492,971           90,089            69,822          46,453           35,035
Other income                                        (369,130)               -             3,160               -                -
                                         --------------------  ---------------   ---------------  --------------  ---------------
                                                  44,660,268        2,761,900         3,472,907       1,640,784        2,257,555
                                         --------------------  ---------------   ---------------  --------------  ---------------


NET INCOME (LOSS)                                (40,960,489)         348,653        (3,451,114)     (1,231,973)      (2,257,555)

Other Comprehensive Income (Loss):
Unrealized gain on marketable securities                   -                -             3,933               -                0
Foreign translation adjustment                        44,056          (12,545)           43,740           7,377           43,620
                                         --------------------  ---------------   ---------------  --------------  ---------------
Total Comprehensive Loss                 $       (40,916,433)  $      336,108    $   (3,403,441)  $  (1,224,596)  $   (2,213,935)
                                         ====================  ===============   ===============  ==============  ===============

Loss  (earnings) per share
                               Basic                           $         0.01    $        (0.15)  $       (0.05)  $        (0.09)
                                                               ===============   ===============  ==============  ===============

                               Diluted                         $         0.01    $        (0.15)  $       (0.05)  $        (0.09)
                                                               ===============   ===============  ==============  ===============



Weighted average number of shares outstanding:

                               Basic                               26,583,618        23,398,262      26,994,549       23,922,100
                                                               ===============   ===============  ==============  ===============

                               Diluted                             26,583,618        23,398,262      26,994,549       23,922,100
                                                               ===============   ===============  ==============  ===============


   See accompanying notes to the consolidated financial statements (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FROM INCEPTION (SEPTEMBER 5, 1994) TO June 30, 2007

                                                                    Shares
                                         Number       Par Value    Reserved     Additional       Common
                                           of          Common         for         Paid in       Stock to
                                         Shares         Stock      Conversion     Capital       be issued      Warrants
                                      -------------   ----------   ----------   ------------   -----------    -----------
Inception at September 5, 1994                   -    $       -    $       -    $         -    $        -     $        -

Shares issued for cash, net of
 offering costs                          1,014,231        1,014            -        635,076             -              -
Warrants issued for cash                         -            -            -              -             -          5,000
Shares issued as compensation
 for services                              119,083          119            -      1,428,881             -              -
Net loss                                         -            -            -              -             -              -
                                      -------------   ----------   ----------   ------------   -----------    -----------
December 31, 1996 (Unaudited)            1,133,314        1,133            -      2,063,957             -          5,000

Issuance of stock, prior to
 acquisition                                34,392           34            -        371,121             -              -
Acquisition of subsidiary for stock        250,500          251            -         46,445             -              -
Shares of parent redeemed, par
 value $.0001                           (1,418,206)      (1,418)           -          1,418             -              -
Shares of public subsidiary
 issued, par value $.001                 1,281,615        1,282          820         (2,102)            -              -
Net loss                                         -            -            -              -             -              -
                                      -------------   ----------   ----------   ------------   -----------    -----------
December 31, 1997 (Audited)              1,281,615        1,282          820      2,480,838             -          5,000

Conversion of parent's shares              116,004          116         (696)           580             -              -
Shares issued for cash, net of
 offering costs                            115,583          116            -        605,763             -              -
Shares issued in cancellation of debt       87,500           88            -        524,913             -              -
Shares issued as compensation               66,667           67            -        349,933             -              -
Net loss                                         -            -            -              -             -              -
                                      -------------   ----------   ----------   ------------   -----------    -----------
December 31, 1998 (Audited)              1,667,369        1,667          124      3,962,027             -          5,000

Conversion of parent's shares                2,167            2          (13)            11             -              -
Shares issued in cancellation of debt        5,000            5            -         29,995             -              -
Shares issued for cash, net of
 offering costs                              7,500            8            -         41,405             -              -
Shares issued as compensation              594,875          595            -        465,087             -              -
Detachable warrants issued                       -            -            -              -             -        152,125
Detachable warrants exercised               16,667           17            -        148,983             -       (149,000)
Debentures converted to stock              280,408          280            -        641,840             -              -
Net loss                                         -            -            -              -             -              -
                                      -------------   ----------   ----------   ------------   -----------    -----------
December 31, 1999 (Audited)              2,573,985        2,574          111      5,289,348             -          8,125

Conversion of parent's shares               21,492           21         (111)            90             -              -
Shares issued for cash, net of
offering costs                             262,532          263            -        859,772             -              -
Shares issued in cancellation of debt      145,833          146            -        661,648             -              -
Shares issued in cancellation
 of accounts payable                        16,667           17            -         31,248             -              -
Shares issued as compensation              563,158          562            -      2,557,905             -              -
Warrants exercised                           6,468            6            -          3,119             -         (3,125)
Warrants expired                                 -            -            -          5,000             -         (5,000)
Net loss                                         -            -            -              -             -              -
                                       ------------    ---------    ---------   ------------   -----------    -----------
December 31, 2000 (Audited)              3,589,135        3,589            -      9,408,129             -              -

Shares issued for cash, net of
 offering cost                           1,082,848         1,083           -      1,263,172             -              -
Shares issued as compensation            1,527,033         1,527           -      1,566,234             -              -
Shares issued for previously
 purchased shares                           57,101            57           -        188,493             -              -
Shares issued in cancellation
 of accounts payable                        33,333            33           -         69,047             -              -
Amortization of deferred compensation            -             -           -              -             -              -
Stock options issued for services                -             -           -        439,544             -              -
Net loss                                         -             -           -              -             -              -
                                       ------------    ----------    --------   ------------   -----------   ------------
December 31, 2001 (Audited)              6,289,450         6,289           -     12,934,619             -              -

   See accompanying notes to the consolidated financial statements (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FROM INCEPTION (SEPTEMBER 5, 1994) TO June 30, 2007
                                   CONTINUED

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

   See accompanying notes to the consolidated financial statements (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FROM INCEPTION (SEPTEMBER 5, 1994) TO June 30, 2007
                                   CONTINUED

                                                                    Shares
                                         Number       Par Value    Reserved     Additional       Common
                                           of          Common         for         Paid in       Stock to
                                         Shares         Stock      Conversion     Capital       be issued     Warrants
                                      -------------   ----------   ----------   ------------   -----------   -----------
Shares issued for cash, net of
 offering costs                          3,109,583         3,110           -      2,093,189             -             -
Shares issued as compensation              640,088           640           -      1,047,386             -             -
Shares issued for previously
 purchased shares                            8,333             8           -          4,992             -             -
Shares issued in cancellation
 of accounts payable                       710,864           711           -        542,845             -             -
Amortization of deferred compensation            -             -           -              -             -             -
Stock options issued for services                -             -           -        225,000             -             -
Net loss                                         -             -           -              -             -             -
                                       ------------    ----------   ---------   ------------   -----------   -----------
December 31, 2002 (Audited)             10,758,318        10,758           -      16,848,031            -              -

Shares issued for cash, net of
 offering costs                          2,915,611         2,916           -      2,406,873             -             -
Shares issued as compensation              677,139           677           -        553,165             -             -
Shares issued for previously
 purchased shares                          193,452           193           -        162,307             -             -
Shares issued in cancellation
 of accounts payable and
 accrued compensation                    1,602,645         1,603           -      3,456,963             -             -
Shares issued in connection
 with equity financing                     520,833           521           -           (521)            -             -
Exercise of stock options                1,295,149         1,295           -      1,118,553             -             -
Shares reacquired in settlement
 of judgement                             (260,675)         (261)          -        250,509             -             -
Stock options issued for services                -             -           -        145,000             -             -
Net loss                                         -             -           -              -             -             -
                                       ------------    ----------   ---------   ------------   -----------   -----------
December 31, 2003 (Audited)             17,702,472        17,702           -     24,940,880             -             -

Shares issued for cash, net
 of offering costs                       1,904,456         1,904           -      4,299,034             -             -
Shares issued as compensation,
 expensed                                  346,875           347           -      1,790,131             -             -
Amortization of deferred compensation            -             -           -              -             -             -
Shares issued for previously
 purchased shares                           13,889            14           -         12,486             -             -
Exercise of stock options                2,825,078         2,825           -      4,855,995             -             -
Exercise of warrants                       105,833           106           -        449,894             -             -
Shares issued in connection
 with equity financing                   1,459,707         1,460           -      3,098,541             -             -
Stock retired in settlement of
 subscriptions receivable               (2,311,609)       (2,312)          -     (5,976,356)            -             -
Shares reacquired in settlement
of judgement                               (41,667)          (42)          -       (231,308)            -             -
Stock options issued for services                -             -           -        567,771             -             -
Other comprehensive income (loss)                -             -           -              -             -             -
Net Loss                                         -             -           -              -             -             -
                                       ------------    ----------   ---------   ------------   -----------   -----------
December 31, 2004 (Audited)             22,005,033        22,005           -     33,807,068             -             -

Shares issued as compensation,
expensed                                    66,483            66           -        197,117             -             -
Amortization of deferred compensation            -             -           -              -             -             -
Exercise of stock options                   28,333            28           -         31,472             -             -
Shares issued in connection
with equity financing                      711,196           711           -      1,603,029             -             -
Stock options issued for services                -             -           -         65,052             -             -
Other comprehensive income (loss)                -             -           -              -             -             -
Net loss                                         -             -           -              -             -             -
                                       ------------    ----------   ---------   ------------   -----------   -----------
December 31, 2005 (Audited)             22,811,046        22,811           -     35,703,738             -             -

Shares issued for cash, net of
offering cost                            1,202,083         1,202           -      2,043,798             -             -
Common stock to be issued                        -             -           -              -       231,502             -
Amortization of deferred compensation            -             -           -              -             -             -
Exercise of stock options                   75,154            75           -         64,425             -             -
Shares issued in connection with
equity financing                         2,020,501         2,021           -      4,192,753             -             -
Stock options issued for services                -             -           -        220,366             -             -
Other comprehensive income (loss)                -             -           -              -             -             -
Net loss                                         -             -           -              -             -             -
                                       ------------    ----------   ---------   ------------   -----------   -----------
December 31, 2006 (Audited)             26,108,785        26,109           -     42,225,080       231,502             -

Common stock to be issued                        -             -           -              -       568,748             -
Shares issued for cash, net of
offering costs                             889,167           889           -        799,361      (800,250)            -
Shares issued in cancellation of
accounts payable                           391,625           392           -        747,169             -             -
Shares issued in connection with
equity financing                           320,000           320           -        479,680             -             -
Stock options issued for services                -             -           -         47,925             -             -
Other comprehensive income (loss)                -             -           -              -             -             -
Net income                                       -             -           -              -             -             -
                                       ------------    ----------   ---------   ------------   -----------   -----------
June 30, 2007 (Unaudited)               27,709,577     $  27,710    $      -    $44,299,215    $        -    $        -
                                       ============    ==========   =========   ============   ===========   ===========

   See accompanying notes to the consolidated financial statements (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               FROM INCEPTION (SEPTEMBER 5, 1994) TO June 30, 2007
                                   CONTINUED

                                                    Accumulated
                                                       Other          Stock                                       Total
                                         Deferred    Comprehensive Subscriptions  Treasury    Accumulated     Shareholders'
                                        Compensation   Income      Receivable     Shares       Deficit          Deficit
                                       ------------- ------------ ------------  -----------  -------------   ---------------
Shares issued for cash, net
 of offering costs                               -             -            -            -              -         2,096,299
Shares issued as compensation                    -             -            -            -              -         1,048,026
Shares issued for previously
 purchased shares                                -             -            -            -              -             5,000
Shares issued in cancellation
 of accounts payable                             -             -            -            -              -           543,556
Amortization of deferred compensation      495,036             -            -            -              -           495,036
Stock options issued for services                -             -            -            -              -           225,000
Net loss                                         -             -            -            -     (4,057,153)       (4,057,153)
                                       ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 2002 (Audited)                      -             -            -            -    (17,793,945)         (935,155)

Shares issued for cash, net of
 offering costs                                  -             -            -            -              -         2,409,789
Shares issued as compensation                    -             -            -            -              -           553,842
Shares issued for previously
 purchased shares                                -             -            -            -              -           162,500
Shares issued in cancellation
 of accounts payable and
 accrued compensation                            -             -            -            -              -         3,458,566
Shares issued in connection
 with equity financing                           -             -            -            -              -                 -
Exercise of stock options                        -             -   (1,119,848)           -              -                 -
Shares reacquired in settlement
 of judgement                                    -             -            -     (250,248)             -                 -
Stock options issued for services                -             -            -            -              -           145,000
Net loss                                         -             -            -            -     (5,520,531)       (5,520,531)
                                       ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 2003 (Audited)                      -             -   (1,119,848)    (250,248)   (23,314,476)          274,011

Shares issued for cash, net
 of offering costs                               -             -           -            -              -          4,300,938
Shares issued as compensation,
expensed                                  (544,416)            -           -            -              -          1,246,062
Amortization of deferred compensation      240,000             -           -            -              -            240,000
Shares issued for previously
 purchased shares                                -             -           -            -              -             12,500
Exercise of stock options                        -             -  (4,858,820)           -              -                  -
Exercise of warrants                             -             -           -            -              -            450,000
Shares issued in connection
 with equity financing                           -             -           -            -              -          3,100,001
Stock retired in settlement of
 subscriptions receivable                        -             -   5,978,668            -              -                  -
Shares reacquired in settlement
of judgement                                     -             -           -            -              -           (231,350)
Stock options issued for services                -             -           -            -              -            567,771
Other comprehensive income (loss)                -       (16,580)          -            -              -            (16,580)
Net Loss                                         -             -           -            -     (4,864,361)        (4,864,361)
                                       ------------ ------------- -----------   ----------   ------------   ----------------
December 31, 2004 (Audited)               (304,416)      (16,580)          -     (250,248)   (28,178,837)         5,078,992

Shares issued as compensation,
expensed                                  (128,034)           -            -            -              -             69,150
Amortization of deferred compensation      392,416            -            -            -              -            392,416
Exercise of stock options                        -            -            -            -              -             31,500
Shares issued in connection
with equity financing                            -            -            -            -              -          1,603,740
Stock options issued for services                -            -            -            -              -             65,052
Other comprehensive income (loss)                -       (7,892)           -            -              -             (7,892)
Net loss                                         -            -            -            -     (5,557,559)        (5,557,559)
                                       ------------ ------------  -----------   ----------   ------------   ----------------
December 31, 2005 (Audited)                (40,034)     (24,472)           -     (250,248)   (33,736,396)         1,675,399

Shares issued for cash, net of
offering cost                                    -            -            -            -              -          2,045,000
Common stock to be issued                        -            -            -            -              -            231,502
Amortization of deferred compensation       40,034            -            -            -              -             40,034
Exercise of stock options                        -            -            -            -              -             64,500
Shares issued in connection with
equity financing                                 -            -            -            -              -          4,194,774
Stock options issued for services                -            -            -            -              -            220,366
Other comprehensive income (loss)                -       81,073            -            -              -             81,073
Net loss                                         -            -            -            -     (7,572,746)        (7,572,746)
                                       ------------ ------------  -----------   ----------   ------------   ----------------
December 31, 2006 (Audited)                      -       56,601            -     (250,248)   (41,309,142)           979 902


Common stock to be issued                        -            -            -            -              -            568,748
Shares issued for cash, net of
offering costs                                   -            -            -            -              -                  -
Shares issued in cancellation of
accounts payable                                 -            -            -            -              -            747,561
Shares issued in connection with
equity financing                                 -            -            -            -              -            480,000
Stock options issued for services                -            -            -            -              -             47,925
Other comprehensive income (loss)                -      (12,545)           -            -              -            (12,545)
Net income                                       -            -            -            -        348,653            348,653
                                       ------------ ------------  -----------   ----------   ------------   ----------------
June 30, 2007 (Unaudited)              $         -  $    44,056   $        -    $(250,248)  $(40,960,489)   $     3,160,244
                                       ============ ============  ===========   ==========   ============   ================

   See accompanying notes to the consolidated financial statements (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
            FROM INCEPTION (SEPTEMBER 5, 1994) AND FOR THE SIX MONTHS
                          ENDED JUNE 30, 2007 AND 2006



                                                              From
                                                            Inception             For the Six Months Ended
                                                          (09/05/1994)                    June 30
                                                               To              ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                     June 30, 2007            2007               2006
                                                       --------------------    ---------------    --------------
                                                            (Unaudited)          (Unaudited)        (Unaudited)
Net income (loss)                                      $       (40,960,489)    $      348,653     $  (3,451,114)
Adjustments to reconcile net (loss) to net cash
    used in operating activities:
         Depreciation and amortization                           1,492,971             90,089            69,822
         Stock based compensation                                9,659,280                  -                 -
         Stock options issued for services                       1,710,658             47,925                 -
         Amortization of deferred compensation                   1,662,522                  -            40,034
         Foreign currency (loss) gain                               44,056            (12,545)           43,740
         Other income                                             (228,190)                 -             3,160
(Increase) decrease in assets:
         Inventory                                                (119,699)          (119,699)
         Accounts receivable                                    (1,710,399)        (1,710,399)           51,117
         Interest receivable and prepaids                         (537,627)          (442,541)          (31,033)
         Deposits                                                   12,941                  -                 -
Increase (decrease) in liabilities:
         Deferred revenue                                                -                  -                 -
         Accounts payable and accrued expenses                   3,844,728            663,848            26,431
                                                       --------------------    ---------------    --------------

NET CASH USED IN OPERATING ACTIVITIES                          (25,129,248)        (1,134,669)       (3,247,843)
                                                       --------------------    ---------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Organization costs, Samaritan Europe                                                                     (4,243)
Purchase of technology rights                                     (158,969)                 -                 -
Purchase of furniture and equipment                               (347,588)            (3,927)           (3,814)
Note receivable                                                   (250,000)                 -                 -
(Purchase) liquidation of marketable securities                     (3,160)                 -           496,840
Patent registration costs                                       (1,400,506)          (258,568)          (36,643)
                                                       --------------------    ---------------    --------------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES             (2,160,223)          (262,495)          452,140
                                                       --------------------    ---------------    --------------


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants/options                                     703,125                  -            64,500
Proceeds from debentures                                           642,120                  -                 -
Proceeds from stock issued for cash                             14,628,569                  -         1,645,000
Proceeds from equity financing                                   9,378,516            480,000         2,308,514
Common stock to be issued                                        1,006,300            568,748                 -
Short-term loan repayments                                        (288,422)                 -                 -
Short-term loan proceeds                                         1,612,922                  -                 -
                                                       --------------------    ---------------    --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       27,683,130          1,048,748         4,018,014
                                                       --------------------    ---------------    --------------

CHANGE IN CASH                                                     393,659           (348,416)        1,222,311
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         -            742,075           456,463
                                                       --------------------    ---------------    --------------

CASH AND CASH EQUIVALENTS  AT END OF PERIOD            $           393,659     $      393,659     $   1,678,774
                                                       ====================    ===============    ==============

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Purchase of net, non-cash assets of  subsidiary
 for stock                                             $               195     $            -     $           -
Short-term debt retired through issuance
 of stock                                              $         1,890,695     $            -     $           -
Issuance of common stock, previously subscribed        $           180,000     $            -     $      46,259
Purchase of technology rights for accounts payable
 to be settled through issuance of stock               $           199,500     $            -     $           -
Treasury stock acquired through settlement
 of judgement                                          $           250,248     $            -     $           -
Stock subscriptions receivable                         $         1,119,848     $            -     $           -
Stock retired in settlement of subscriptions
 receivable                                            $        (5,978,668)    $            -     $           -
Stock received in settlement                           $          (231,350)    $            -     $           -
Stock as compensation for services                     $         5,175,792     $            -     $           -
Stock issued in cancellation of accounts payable       $         4,996,499            747,561     $           -
Exercise of stock options                              $         4,858,820     $            -     $           -


  See accompanying notes to the consolidated financial statements (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2007 and 2006
                                   (Unaudited)

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

The financial information presented as of and for the three and six months ended June 30, 2007 ("Q2 2007") and as of and for the three and six months ended June 30, 2006 ("Q2 2006") is unaudited. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to fairly present the Company's financial position as of June 30, 2007, and the results of operations and cash flows for the three (3) and six (6) month period ending June 30, 2007 have been included. The results of operations for the three (3) and six
(6) month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K/A as filed with the U.S. Securities and Exchange Commission on April 27, 2007 for the year ended December 31, 2006.

On July 5, 2007, the Company's Board of Directors effected a one-for-six reverse stock split of its common stock. The financial statements presented herein have been restated to reflect the reverse stock split as if it had occurred at the beginning of each period presented.

NOTE 2   -   ORGANIZATION AND NATURE OF BUSINESS

Samaritan Pharmaceuticals, Inc. (the "Company") was formed in September 1994 and became public in October 1997. Our principal executive offices are located in Las Vegas, Nevada.

Samaritan Pharmaceuticals, Inc., is an entrepreneurial biopharmaceutical pipeline company, focused on commercializing innovative therapeutic products to relieve the suffering of patients with Alzheimer's disease; cancer; cardiovascular disease, HIV, and Hepatitis C; as well as, commercializing its acquired marketing and sales rights, to sell ten (10) marketed products, in Greece, and/or various Eastern European countries.

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

Product Sales. Samaritan Pharmaceuticals sells Amphocil and Elaprase in Greece. Product sales are recognized when delivery of the products has occurred, title has passed to the customer, the selling price is fixed or determinable, collectibility is reasonably assured and the Company has no further obligations. The Company records allowances for product returns, rebates and wholesaler chargebacks, wholesaler discounts, and prescription vouchers at the time of sale and reports product sales net of such allowances. The Company must make significant judgments in determining these allowances. As of June 30, 2007, the Company has determined there is no need for an allowance for doubtful accounts. If actual results differ from the Company's estimates, the Company will be required to make adjustments to these allowances in the future.

License Revenue. The Company's license revenues are generated through an agreement with a strategic partner. Nonrefundable, up-front license fees and milestone payments with standalone value that are not dependent on any future performance by us under the arrangements are recognized as revenue upon the earlier of when payments are received or collections is assured, but are deferred if we have continuing performance obligations. If we have continuing involvement through contractual obligations under such agreement, such up-front fees are deferred and recognized over the period for which we continue to have a performance obligation, unless all of the following criteria exist: (1) the delivered item(s) have standalone value to the customer, (2) there is objective and reliable evidence of the fair value of the undelivered item(s). We also make estimates and judgments when determining whether the collectibility of license fees receivable from licensees is reasonably assured. We assess the collectibility of accrued license fees based on a number of factors and if it is determined that collection is not reasonably assured, the fee is recognized when collectibility becomes reasonably assured, assuming all other revenue recognition criteria have been met.

On March 28, 2007, Samaritan and Pharmaplaz Ltd ("Pharmaplaz"), a private Irish Healthcare company and a shareholder of Samaritan, announced that they entered into an agreement (the "Pharmaplaz Agreement") to commercialize SP-01A, an "oral" HIV entry inhibitor. Currently, Pharmaplaz owns 943,292 common shares of the Company, representing 3.4% of the total shares issued and outstanding. Under the terms of the agreement, Pharmaplaz, a shareholder, is required to pay Samaritan $10 million in upfront fees. The first payment of $1.4 million was received on March 28, 2007, and the remaining $8.6 million is required to be paid on September 16, 2007. Pharmaplaz, a shareholder, will pay for and be responsible for future research and development to bring the technology to market. Samaritan has no remaining obligations or performance for future research and development. The $10,000,000 payment is non-refundable. Upon request, Samaritan might occasionally advise Pharmaplaz regarding SP-01A, in relationship to Principal Investigators with applications for NIH grants, or other grant applications to advance SP-01A, at Pharmaplaz's cost. Samaritan and Pharmaplaz will split 50/50 of all revenues stemming from SP-01A.

In the first quarter of 2007, Samaritan recognized as revenue $2,701,742 from the Pharmaplaz Agreement, which is comprised of the $1,400,000 cash received and $1,301,742 in receivable that Samaritan determined collectibility to be reasonably assured. There was insufficient time prior to filing of this report to perform necessary procedures to assure the collectibility of the remaining balance due from Pharmaplaz on September 16, 2007. The remaining $7,298,258 will be recognized as collectibility is assured or when the actual funds are received.

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

D.       Inventory

The Company's inventory consists primarily of pharmaceutical products for distribution in our licensed territories. The Company values inventories at the lower of cost or fair market value. The Company determines the cost of inventory using the average cost method. The Company analyzes its inventory levels quarterly and writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are written off and recognized as additional cost of sales.

E.       Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily in our accounts receivable and investments in debt securities to the extent of the amounts recorded on the balance sheet. The Company attempts to mitigate the concentration of credit risk in their receivables through their credit evaluation process, collection terms, sales to diverse end customers and through geographical dispersion of sales. We generally do not require collateral for receivables from our end customers or from distributors. In the event of termination of a distributor agreement, inventory held by the distributor must be returned.

F.       Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets.

G.       Intangibles

Legal fees associated with filing patents are recorded at cost and amortized over 17 years. The Company currently owns or in-licenses patents related to our products or product candidates and owns or in-licenses additional applications for patents that are currently pending. In general, when the Company in-licenses intellectual property from various third parties, the Company is required to pay royalties to the parties on product sales. The Company reviews patent costs for impairment by comparing the carrying value of the patents with the fair value. The Company believes it will recover the full amount of the patent costs based on forecasts of sales of the products related to the patents. Patent registration costs are amortized over seventeen (17) years once approved. Patent amortization expense was $37,422 and $19,662 for the six months and three months ended June 30, 2007. Amortization for the six months and three months ended June 30, 2006 was $21,904 and $11,079.

Projected amortization is $78,647 for 2007 through 2011. Certain U.S. patents may be eligible for patent term extensions under the Hatch-Waxman Act and may be available to Samaritan for the lost opportunity to market and sell the invention during the regulatory review process.

Purchased technology rights are recorded at cost and are being amortized using the straight line method over the estimated useful life of the technology, fifteen (15) years. Amortization expense associated with these technology rights was $13,775 and $7,345 for the six months and three months ended June 30, 2007. Amortization for the six months and three months ended June 30, 2006 was $5,873 and $2,915. Projected amortization expense associated with these technology rights in the future will be $25,720 for 2007 and $16,633 for 2008 through 2011.

H.       Earnings (loss) per share

The Company reports earnings (loss) per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." There were 4,303,944 and 4,135,586 outstanding options for June 30, 2007 and June 30, 2006 respectively, which were excluded from the earnings per share calculation.

I.       Use of Estimates

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

J.       Income Taxes

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

K.       Research and Development Costs

Research and development costs are expensed when incurred. For the six (6) and three (3) months ending June 30, 2007, research and development costs expensed were $971,636 and $554,113, respectively. For the six (6) and three (3) months ending June 30, 2006, research and development costs expensed were $2,099,709 and $1,510,490, respectively.

L.       Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At June 30, 2007, the Company does not believe that any impairment has occurred.

M.       Fair Value of Financial Instruments

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

N.       Foreign Currency Translation

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

O.       Stock Based Compensation

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

P.       Accrued Expenses

Accrued expenses consist of the unpaid portion of the respective officer's contract salary.

Q.       Common Stock To Be Issued

Common stock to be issued consists of proceeds from private placements received by year-end or quarter-end for stock that has yet to be issued.

R.       Prepaid Expenses and Other Assets

Total prepaid expenses of $438,416 consists of $336,964 of payments made in preparation of a preclinical research project, $78,875 of consulting prepayments and other miscellaneous prepayments of $22,576.

S.       New Accounting Pronouncements

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

On July 5, 2007, the Company's Board of Directors effected a one-for-six reverse stock split of its common stock. The consolidated financial statements presented herein have been restated to reflect the reverse stock split as if it had occurred at the beginning of each period presented. All share and per share information included in these consolidated financial statements has been adjusted to reflect this reverse stock split. Currently, the Company has 41,666,667 shares of common stock and 5,000,000 shares of preferred stock authorized.

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

Shares available under the 2005 Plan: On a calendar year basis, Awards under the Plan may be made for a maximum of ten percent (10%) of the total shares of common stock outstanding on a fully diluted basis (without taking into account outstanding Awards at the end of the prior calendar year), less Awards outstanding at the end of the prior calendar year,less (ii) the number of shares subject to outstanding awards at the close of business on that date.

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

The following table summarizes the Company's stock options outstanding at December 31, 2006, and June 30, 2007:

                                                               Weighted average
                                                    Shares      exercise price
                                                  ---------    ----------------
Outstanding and exercisable at December 31, 2006  4,286,444          $3.79
Granted                                              42,500           1.80
Exercised                                                 0              0
Expired                                             (25,000)          4.30
                                                  ---------    ----------------
Outstanding and exercisable at June 30, 2007      4,303,944           3.72
                                                  =========    ================


Information, at date of issuance, regarding options for the quarter ended June 30, 2007 is as follows:

                                                        Weighted
                                                        Average       Weighted
                                                        Exercise    Average Fair
                                             Shares       Price         Value
                                            ---------   ---------     ---------
Exercise price exceeds market price         4,293,527     $3.72-         -0-
Exercise price equals market price           10,417       $0.96          -0-
Exercise price is less than market price       -0-         $-0-          -0-

The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options. There were 42,500 options issued during the three months ended June 30, 2007. The per-share weighted average fair value of stock options granted for compensation during the three months ended June 30, 2007 and the year ended December 31, 2006 was $1.15 and $4.56, respectively. On the date of grant, using the Black-Scholes pricing model, the following assumptions were used for options granted during the three
(3) months ended June 30, 2007 and 2006:

                               June 30, 2007        June 30, 2006

Expected dividend yield              0%                   0%
Risk-free interest rate            4.48%                  5%
Volatility                          88%                  80%

At June 30, 2007, the range of exercise price for all of the Company's outstanding stock options was $0.96 to $7.56, with an average remaining life of
5.5 years and an average exercise price of $3.72.

B. Stock as compensation and settlement of accounts payable:

The Company issues stock as compensation for services, valuing such issues premised upon the fair market value of the stock.

During the quarter ended March 31, 2007, the Company issued an aggregate of 183,291 (1,099,748 pre stock split) shares of common stock in consideration of services rendered to the Company during 2006. Such shares were valued at an aggregate of $405,560. The Company also issued 83,333 shares (500,000 pre stock split) for the acquisition of Metastatin Pharmaceuticals and issued 8,333 shares (50,000 pre stock split) for the asset purchase from Quest Pharmatech, both accrued at December 31, 2006 and valued at $165,000 and $19,500.

During the quarter ended June 30, 2007, the Company issued an aggregate of 116,667 shares of common stock in consideration of services to be rendered to the Company during 2007. Such shares were valued at an aggregate of $157,500 with an average price of $1.35 per share.

C.       Private Placement

During the 3rd Quarter of 2007, 889,167 common shares were issued, which resulted proceeds of $800,250 from private placements received by year-end or in the first quarter 2007.

D.       Common Stock Purchase Agreement

During the quarter ended March 31, 2007, the Company issued 186,666 shares (1.12 million pre stock split) in exchange for $280,000 in connection with Purchase Agreement II with Fusion Capital.

During the quarter ended June 30, 2007, the Company issued 133,334 shares in exchange for $200,000 in connection with the common stock purchase agreement with Fusion Capital.

NOTE 5   -   COMMITMENTS AND CONTINGENCIES

A. The Company leases various facilities under operating lease agreements expiring through September 2008. Rental expense for the six and three months ended June 30, 2007 was $36,040 and $20,395, respectively. Rental expense for the six and three months ended June 30, 2006 was $39,090 and $16,957, respectively. Future minimum annual lease payments under the facilities lease agreements lasting more than one year are as follows:

                                  2007 $28,286
                                  2008 $43,307

B. At the beginning of the third quarter 2007, the Company executed a research collaboration (the "Research Collaboration") with The Research Institute of McGill University Health Centre and Samaritan Therapeutics over a ten-year period through 2017. The budget is for $1,000,000 paid over four (4) quarterly payments of $250,000, is unallocated, and covers the general research and development effort. Under the Research Collaboration, the Company receives worldwide exclusive rights, excluding Canada, to any novel therapeutic agents or diagnostic technologies that may result from the Research Collaboration. Samaritan Therapeutics receives exclusive rights to the Canadian market to any novel therapeutic agents or diagnostic technologies that may result from the Research Collaboration. The Company also terminated the Georgetown University research collaboration in the second quarter of 2007; however, Samaritan Pharmaceuticals' existing worldwide exclusive rights to licensed technologies with Georgetown will remain in force under the terms of their respective license agreements.

C. The Company Compensation Committee is in the process of negotiating new employment agreements with Dr. Janet Greeson and Mr. Eugene Boyle. Dr. Thomas Lang and Dr. Christos Dakas each have employment agreements negotiated at arm's length with the Compensation Committee, and each such agreement provides for a minimum annual base salary. In setting base salaries, the Board has considered
(a) the contributions made by each executive to our Company, (b) compensation paid by peer companies to their executive officers and (c) outside compensation reports. In 2006, all executive officers received salary increases of approximately 5% reflecting competitive trends, general economic conditions as well as a number of factors relating to the particular individual, including the performance of the individual executive, level of experience and ability and knowledge of the job.

The Compensation Committee also has the authority to award discretionary bonuses to executive officers. The incentive bonuses are intended to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives vary depending on the individual executive, but relate generally to strategic factors such as; 1) initial signing of an employment agreement; 2) upon acceptance of filing of a new drug application by the FDA; 3) the FDA approval to move from one phase to the next phase in the FDA application process; 4) pharmaceutical sales goals achieved; 5) completion of an in-licensing contract; 6) completion of an out-licensing contract; and 7) increases in market capitalization. The Compensation Committee did not make any cash bonuses to the executive officers in 2006.

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

On May 12, 2005, The Company entered into the Purchase Agreement II with Fusion Capital, pursuant to which Fusion Capital has agreed to purchase our common stock from time to time, at our option, up to an aggregate amount of $40,000,000 over fifty (50) months commencing December 29, 2005, which is the date the SEC declared effective our Registration Statement on Form SB-2 (Commission Registration No. 051267250). Samaritan filed a post effective amendment on Form S-1 to the above Registration Statement (Commission Registration No. 07556090) on January 9, 2007, which was declared effective on February 6, 2007.

Under the Purchase Agreement II agreement, The Company has set a minimum purchase price ("floor price") of $1.50. Fusion Capital shall not have the right or the obligation to purchase shares of our common stock on any business day that the market price of our common stock is below $1.50. On August 7, 2007, the last reported market sale price of our common stock was $1.20. Accordingly, the Company cannot currently access funds under the Purchase Agreement II and will not be able to access such funds in the future unless the market price our common stock exceeds $1.50 per share.

Assuming a minimum purchase price of $1.50 per share and the purchase by Fusion Capital of the full 368,229 remaining shares under the Purchase Agreement II, the remaining proceeds to us would be $552,344 unless we choose to register more than 368,229 shares, which we have the right, but not the obligation, to do. In the event we elect to sell more than the 368,229 shares, we will be required to file a new Registration Statement and have it declared effective by the U.S. Securities & Exchange Commission.

If the Company continues to be unable to access funds under the Purchase Agreement II, then we may need to sell additional equity securities in private placements. As of June 30, 2007, with 234,895 remaining available under the Registration Statement, the selling price of our common stock to Fusion Capital will have to average at least $151.13 per share for us to receive the remaining proceeds of $35,499,999 without registering additional shares of common stock. Shares issued through June 30, 2007 under the Common Stock Purchase Agreement are 2,265,105, with proceeds of $4,500,001. In second quarter 2007, the Company received $200,000 in exchange for the issuance of 133,334 shares to Fusion Capital.

NOTE 9   -   RISKS AND UNCERTAINTIES

Marketability of the Company's product is dependent, among other things, upon securing additional capital to successfully complete the clinical testing, securing FDA approval, and procurement of viable patents.

NOTE 10   -   SUBSEQUENT EVENTS (Unaudited)

On June 28, 2007, Samaritan announced that its Board of Directors has unanimously decided to reorganize its stock structure by initiating a one-for-six reverse split of its common stock which shall become effective at the opening of trading on July 5, 2007, in order to comply with The American Stock Exchange's Company Guide, Sections 1003(f)(v), regarding listing requirements for a Company's stock selling at a low price per share for a substantial period of time.

On July 10, 2007, Samaritan announced that it has confirmed Caprospinol's (SP-233) efficacy in its ability to dramatically decrease beta amyloid plaque in the brain, accompanied by a complete recovery of memory back to baseline (p=0.002), as shown in a Morris water maze task. This study confirms previously reported in-vitro data and suggests Caprospinol may not only slow down Alzheimer's but may also reverse plaque-related brain injuries associated with the mind-robbing disease of Alzheimer's.

On July 24, 2007, Samaritan Pharmaceuticals announced that it has entered into an exclusive license agreement with Georgetown University for "Benzamide Compounds" patent rights to treat HIV and numerous other infectious diseases. The underlying licensed patent application describes using Benzamide compounds as an innovative new method to treat the HIV virus and other infectious diseases, such as Avian Influenza A, Influenza A & B, and Hepatitis B & C. Under the terms of the agreement, Samaritan will have exclusive worldwide rights to develop, manufacture and commercialize Benzamide compounds in exchange for royalties.

On July 30, 2007, the Company announced that it has entered into an exclusive licensing agreement with Georgetown University for an innovative blood test diagnostic that detects whether a breast tumor is cancer and if diagnosed as cancer, the blood test detects the cancer's aggressiveness to metastasize and spread throughout the body. The innovative cancer diagnostic blood test was discovered as a result of its research and development collaboration with Georgetown University giving Samaritan first rights to license. The diagnostic screens for targeted tumor cell markers and has demonstrated the ability to identify just one circulating breast cancer cell out of millions of normal blood cells.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Samaritan Pharmaceuticals, Inc. (including the subsidiaries, referred to as "Samaritan", the "Company", "it", "we", and "our"), formed in September 1994, is an entrepreneurial biopharmaceutical pipeline company, focused on commercializing innovative therapeutic products to relieve the suffering of patients with Alzheimer's disease; cancer; cardiovascular disease, HIV, and Hepatitis C; as well as, commercializing its acquired marketing and sales rights to sell ten (10) marketed products in Greece and/or various Eastern European countries.

Samaritan is focused on commercializing three blockbuster market drug candidates with late-stage preclinical (non-clinical) development programs. Samaritan is evaluating the use of Caprospinol, SP-233 in Alzheimer's disease patients; the use of SP-1000 with acute coronary disease patients; and the use of SP-10 as an "oral treatment" for Hepatitis C patients. In addition, Samaritan has partnered its oral entry inhibitor HIV drug SP-01A with Pharmaplaz, Ireland.

Commercialization Business Model

Our commercialization business model is focused dually on, the partnering of our promising innovative products to pharmaceutical companies; and the acquisition of the marketing and sales rights to revenue-generating marketed products for sales in Greece and Eastern Europe. This model allows Samaritan to focus on our core competencies in drug discovery and drug development. Samaritan partners promising innovative therapeutics anywhere in the early "human" clinical trial stage, i.e. late-stage preclinical studies, Phase I Clinical trials, or proof of concept, Phase II clinical trials, with the objective of partnering before costly Phase III clinical trials. Potential revenue streams with this model could include up-front fees, milestone payments, and participation in the marketing success of partnered products through royalties. In addition, Samaritan is enhancing and strengthening our sales and marketing force in Greece and Eastern Europe to allow for the significant economics gained by advancing the commercialization of our contracted marketed products. Our business model is entirely focused on achieving growth and maximizing value for the benefit of our shareholders.

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

The Company has a research collaboration (the "Research Collaboration") with The Research Institute of McGill University Health Centre and Samaritan Therapeutics over a ten-year period through 2017. The budget is for $1,000,000 paid over four
(4) quarterly payments of $250,000, is unallocated, and covers the general research and development effort. Under the Research Collaboration, the Company receives worldwide exclusive rights, excluding Canada, to any novel therapeutic agents or diagnostic technologies that may result from the Research Collaboration. Samaritan Therapeutics receives exclusive rights to the Canadian market to any novel therapeutic agents or diagnostic technologies that may result from the Research Collaboration. The Company also terminated the Georgetown University research collaboration in the second quarter of 2007; however, Samaritan Pharmaceuticals' existing worldwide exclusive rights to licensed technologies with Georgetown will remain in force under the terms of their respective license agreements.

On March 28, 2007, Samaritan and Pharmaplaz, LTD ("Pharmaplaz"), a shareholder, announced they have an agreement to commercialize SP-01A, an "oral" HIV entry inhibitor. Under the terms of the agreement, Pharmaplaz, a shareholder, is required to pay Samaritan $10 million in upfront fees. The first payment of $1.4 million was received on March 28, 2007, and the remaining $8.6 million is required to be paid on September 16, 2007. Pharmaplaz, a shareholder, will pay for and be responsible for future research and development to bring the technology to market. Samaritan has no remaining obligations or performance for future research and development. The $10,000,000 payment is non-refundable. Upon request, Samaritan might occasionally advise Pharmaplaz regarding SP-01A, in relationship to Principal Investigators with applications for NIH grants, or other grant applications to advance SP-01A, at Pharmaplaz's cost. Samaritan and Pharmaplaz will split 50/50 of all revenues stemming from SP-01A.

Marketed Products

Samaritan has also entered into strategic collaborative relationships with other pharmaceutical companies to commercialize branded approved prescription products in Samaritan's selected niche territories, such as, in Greece, Albania, Bosnia, Bulgaria, Croatia, Cyprus, Czech Republic, Egypt, FYROM, Hungary, Montenegro, Poland, Romania, Serbia, Slovakia, Slovenia, Syria and Turkey. We use our expertise to register approved drugs with regulatory agencies in the country we have acquired the rights for; and then, upon regulatory approval, we distribute, market and sell these products. Currently, we have in-licensed the rights to sell ten (10) drugs, Amphocil from Three Rivers Pharmaceuticals, Elaprase and Replagal from Shire Pharmaceuticals, Infasurf from Ony, Inc, and Mepivamol, Methadone, Morphine Sulphate, Naloxone, Naltrexone, and Oramorph from Molteni Farmaceutici. Our efforts are focused on specialist physicians in private practice or at hospitals and major medical centers in our territories. Below is a description of our in-licensed products.

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

Currently, Samaritan is marketing Amphocil(R) in Greece. Marketing authorization for Amphocil (R) is pending in Cyprus.

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

ELAPRASE(R) will be sold and distributed by Samaritan on a named patient basis until the pricing and the reimbursement of ELAPRASE(R) is established in Greece and Cyprus, with the relevant regulatory authorities. Samaritan signed an exclusive licensing agreement with Shire Pharmaceuticals for the marketing and sale of ELAPRASE(R) in Greece and Cyprus, which became effective March 1, 2007.

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

REPLAGAL(R)

REPLAGAL(R) is a long-term enzyme replacement therapy used to treat patients with a confirmed diagnosis of Fabry Disease. Fabry Disease is caused by a deficiency of an enzyme, alpha-galactosidase A (also called ceramidetrihexosidase), involved in the breakdown of fats.

Samaritan signed an exclusive licensing agreement with Shire Pharmaceuticals for the marketing and sale of Replagal(R) in Greece and Cyprus, which became effective May 1, 2007. Currently, REPLAGAL(R) has a Greek and Cyprus pricing, reimbursement and marketing authorization.

Plan and Results of Operations

We have used the proceeds from private placements of our capital stock, primarily to expand our preclinical and clinical efforts, as well as for general working capital. At this time, we are beginning to commit additional resources to the development of SP-233, as well as for the development of our other drugs.

Additional details regarding the human trials and INDs the Company plans to file may be found in the section entitled "Description of Business" in the Company's Annual Report on Form 10-K/A filed with the SEC on April 27, 2007 for the fiscal year ended December 31, 2007.

On July 5, 2007, the Company's Board of Directors effected a one-for-six reverse stock split of its common stock. The financial statements presented herein have been restated to reflect the reverse stock split as if it had occurred at the beginning of each period presented. All share and per share information included in these consolidated financial statements has been adjusted to reflect this reverse stock split.

Results of Operations For The Three (3) Months Ended June 30, 2007 As Compared To The Three (3) Months Ended June 30, 2006

Revenue for the three-month period ended June 30, 2007, as compared to June 30, 2006, pharmaceuticals sales increased to $408,811 from $0, respectively. This increase of $408,811 was primarily related to the launch of the products Amphocil and Elaprase in June 2007 in Greece. We expect product sales of Amphocil and Elaprase to increase in future periods primarily to additional patients initiating therapy.

We incurred research and development expenses of $554,113 for the three months ended June 30, 2007, as compared to $1,510,490 for the three months ended June 30, 2006. This decrease of $956,377 or sixty-three percent (63%) was primarily attributable to the culmination of the costs associated with our HIV clinical trial. We expect research and development expenditures relating to drug discovery and development will increase during the remainder of 2007 and into subsequent years due to the expanding requirements of FDA clinical trials for:
(a) our Alzheimer's drug program; (b) the initiation of trials for other potential indications; and (c) additional study expenditures for potential pharmaceutical candidates. Research and development expenses may fluctuate from period to period, depending upon the stage of certain projects and the level of preclinical testing and clinical trial-related activities.

General and administrative expenses increased to $759,978 for the three months ended June 30, 2007, as compared to $719,591 for the three months ended June 30, 2006. This increase of $40,387 or six percent (6%), was primarily attributable to an increase in cost of payroll as offset by decreases in amortization of deferred compensation and consulting.

Depreciation and amortization amounted to $46,453 for the three months ended June 30, 2007, as compared to $35,035 for the three months ended June 30, 2006. This increase of $11,418, or thirty-three percent (33%), was primarily attributable to increases in amortization on both purchased technology and approved patents.

Net interest income amounted to $7,595 and $7,561 for the three (3) months ended June 30, 2007 and 2006, respectively. The credit balance in the interest expense account is attributable to offsetting interest earned from holding our cash in marketable securities and certificates of deposits. Interest income was $(7,595) and $(7,561), for the three (3) months ended June 30, 2007 and 2006, respectively. Interest expense was $-0- and $-0-, for the three (3) months ended June 30, 2007 and 2006, respectively.

We had a loss of $1,231,973 for the three months ended June 30, 2007, as compared to a loss of $2,257,555 for the three months ended June 30, 2006. The decreased loss was primarily due to the launch of Amphocil and Elaprase and the decrease attributable to the culmination of the costs associated with our HIV clinical trials. As disclosed in the financial statements, earnings (loss) per share was ($.05) and ($.09) per share (undiluted), for the three months ended June 30, 2007 and 2006, respectively.

Results of Operations For The six (6) Months Ended June 30, 2007 As Compared To The six (6) Months Ended June 30, 2006

Revenue for the six-month period ended June 30, 2007, as compared to June 30, 2006, pharmaceuticals sales increased to $408,811 from $0, respectively. This increase of $408,811 was primarily related to the launch of the products Amphocil and Elaprase in June 2007 in Greece. We expect product sales of Amphocil and Elaprase to increase in future periods primarily to additional patients initiating therapy.

On March 28, 2007, Samaritan and Pharmaplaz, a shareholder, announced they have entered into an agreement to commercialize SP-01A, an "oral" HIV entry inhibitor. Under the terms of the agreement, Pharmaplaz, a shareholder, is required to pay Samaritan $10 million in upfront fees. The first payment of $1.4 million was received on March 28, 2007, and the remaining $8.6 million is required to be paid on September 16, 2007. Pharmaplaz, a shareholder, will pay for and be responsible for future research and development to bring the technology to market. Samaritan has no remaining obligation or performance for future research and development. The $10,000,000 payment is non-refundable. Upon request, Samaritan might occasionally advise Pharmaplaz regarding SP-01A, in relationship to Principal Investigators with applications for NIH grants, or other grant applications to advance SP-01A, at Pharmaplaz's cost. Samaritan and Pharmaplaz will split 50/50 of all revenues stemming from SP-01A.

In the first quarter of 2007, Samaritan recognized as revenue $2,701,742 from the Pharmaplaz Agreement, which is comprised of the $1,400,000 cash received and $1,301,742 in receivable that Samaritan determined collectibility to be reasonably assured. There was insufficient time prior to filing of this report to perform necessary procedures to assure the collectibility of the remaining balance due from Pharmaplaz on September 16, 2007. The remaining $7,298,258 will be recognized as collectibility is assured or when the actual funds are received.

We incurred research and development expenses of $971,636 for the six months ended June 30, 2007, as compared to $2,099,709 for the six months ended June 30, 2006. This decrease of $1,128,073, or fifty-four percent (54%), was primarily attributable to the culmination of the costs associated with our HIV clinical trial. We expect research and development expenditures relating to drug discovery and development will increase during the remainder of 2007 and into subsequent years due to the expanding requirements of FDA clinical trials for:
(a) our Alzheimer's drug program; (b) the initiation of trials for other potential indications; and (c) additional study expenditures for potential pharmaceutical candidates. Research and development expenses may fluctuate from period to period, depending upon the stage of certain projects and the level of preclinical testing and clinical trial-related activities.

General and administrative expenses increased to $1,427,389 for the six months ended June 30, 2007, as compared to $1,316,743 for the six months ended June 30, 2006. This increase of $110,646 or eight percent (8%), was primarily attributable to an increase in cost of payroll as offset by decreases in amortization of deferred compensation and consulting.

Depreciation and amortization amounted to $90,089 for the six months ended June 30, 2007, as compared to $69,822 for the six months ended June 30, 2006. This increase of $20,267, or twenty-nine percent (29%), was primarily attributable to increases in amortization on both purchased technology and approved patents.

Net interest income amounted to $15,049 and $16,527 for the six (6) months ended June 30, 2007 and 2006, respectively. The credit balance in the interest expense account is attributable to offsetting interest earned from holding our cash in marketable securities and certificates of deposits. Interest income was $15,049 and $16,534 , for the six (6) months ended June 30, 2007 and 2006, respectively. Interest expense was $-0- and $6.59, for the six (6) months ended June 30, 2007 and 2006, respectively.

We had earnings of $348,653 for the six months ended June 30, 2007, as compared to a loss of $3,451,114 for the six months ended June 30, 2006. Earnings were the result of the sale of rights to Pharmaplaz, as described in the notes. As disclosed in the financial statements, earnings (loss) per share was $.01 and ($.15) per share (undiluted), for the six months ended June 30, 2007 and 2006, respectively.

The net loss since our inception on September 5, 1994 through June 30, 2007 was $40,960,489. We expect losses to continue for the near future, and such losses will likely increase as human clinical trials are undertaken in the United States. Future profitability will be dependent upon our ability to complete the development of our pharmaceutical products, obtain necessary regulatory approvals and effectively market such products. In addition, future profitability will require the Company to establish agreements with other parties for clinical testing, manufacturing, commercialization and sale of its products.

Liquidity and Capital Resources

As of June 30, 2007, the Company's cash position was $393,659. We are continuing efforts to raise additional capital and to execute our research and development plans. Even if we are successful in raising sufficient money to carry out these plans, additional clinical development is necessary to bring our products to market, which will require a significant amount of additional capital.

Cash used in operating activities during the six (6) month period ended June 30, 2007 was $(1,134,669), as compared to $(3,247,843) for the six month period ended June 30, 2006, a decrease of $2,113,174. This decrease is primarily attributable to fluctuations and timing of the cost with our HIV clinical trial, and the receipt of the $1.4 million from Pharmaplaz, the first payment on the sale of licensing rights.

Cash provided (used) by investing activities was ($262,495) for the six (6) month period ended June 30, 2007, as compared to cash provided of $452,140 for the six (6) month period ended June 30, 2006, a decrease of $714,635. Last year, the period reflected proceeds from the liquidation of a certificate of deposit for use in funding 2006 activities. The current year's period includes increases in patent costs.

Cash provided by financing activities was $1,048,748 for the six (6) month period ended June 30, 2007, as compared to $4,018,014 for the six (6) month period ended June 30, 2006, an decrease of $2,969,266 or seventy-four percent (74%). Last year's results include proceeds of $1,645,000 from private placements, and $2,308,514 from the Purchase Agreement II with Fusion. Because of the decrease in immediate research costs and the sale of licenses rights to Pharmaplaz, the Company did not raise as much capital. Therefore, private placement proceeds (classified as common stock to be issued) and draws from Fusion were $568,748 and $480,000, respectively.

Current assets as of June 30, 2007 were $2,998,146 as compared to $1,073,921 as of December 31, 2006. This increase of $1,924,225 was primarily attributable to the receipt of proceeds and recording of an account receivable from the sale of licensing rights to Pharmaplaz. Current liabilities as of June 30, 2007 were $1,435,854 as compared to $1,519,565 as of December 31, 2006, a decrease of $83,711, primarily due to retiring accounts payable through the issuance of common stock.

On May 12, 2005, we entered into the Purchase Agreement II with Fusion Capital, pursuant to which Fusion Capital has agreed to purchase our common stock from time to time, at our option, up to an aggregate amount of $40,000,000 over fifty
(50) months commencing December 29, 2005, which is the date the SEC declared effective our Registration Statement on Form SB-2 (Commission Registration No. 051267250). Samaritan filed a post effective amendment on Form S-1 to the above Registration Statement (Commission Registration No. 07556090) on January 9, 2007, which was declared effective on February 6, 2007.

Under the Purchase Agreement II agreement, we have set a minimum purchase price ("floor price") of $1.50. Fusion Capital shall not have the right or the obligation to purchase shares of our common stock on any business day that the market price of our common stock is below $1.50. On August 7, 2007, the last reported market sale price of our common stock was $1.20. Accordingly, the Company cannot currently access funds under the Purchase Agreement II and will not be able to access such funds in the future unless the market price our common stock exceeds $1.50 per share.

Assuming a minimum purchase price of $1.50 per share and the purchase by Fusion Capital of the full 368,229 remaining shares under the Purchase Agreement II, the remaining proceeds to us would be $552,344 unless we choose to register more than 368,229 shares, which we have the right, but not the obligation, to do. In the event we elect to sell more than the 368,229 shares, we will be required to file a new Registration Statement and have it declared effective by the U.S. Securities & Exchange Commission.

If we continue to be unable to access funds under the Purchase Agreement II, we may need to sell additional equity securities in private placements. As of June 30, 2007, with 234,895 remaining available under the Registration Statement, the selling price of our common stock to Fusion Capital will have to average at least $151.13 per share for us to receive the remaining proceeds of $35,499,999 without registering additional shares of common stock. Shares issued through June 30, 2007 under the Common Stock Purchase Agreement are 2,265,105, with proceeds of $4,500,001. In second quarter 2007, the Company received $200,000 in exchange for the issuance of 133,334 shares to Fusion Capital.

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

On March 28, 2007, Samaritan and Pharmaplaz announced they have an agreement to commercialize SP-01A, an "oral" HIV entry inhibitor. Under the terms of the agreement, Pharmaplaz, a shareholder, is required to pay Samaritan $10 million in upfront fees. The first payment of $1.4 million was received on March 28, 2007, and the remaining $8.6 million is required to be paid on September 16, 2007. Pharmaplaz, a shareholder, will pay for and be responsible for future research and development to bring the technology to market. Samaritan has no remaining obligations or performance for future research and development. The $10,000,000 payment is non-refundable. Upon request, Samaritan might occasionally advise Pharmaplaz regarding SP-01A, in relationship to Principal Investigators with applications for NIH grants, or other grant applications to advance SP-01A, at Pharmaplaz's cost. Samaritan and Pharmaplaz will split 50/50 of all revenues stemming from SP-01A.

We will continue to have significant general and administrative expenses, including expenses related to clinical studies, our research collaboration with universities and patent registration costs. Except for the Purchase Agreement II with Fusion Capital, no commitment exists for continued investments, or for any underwriting.

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

The extent to which we rely on Fusion Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock (which must exceed $1.50 per share) and the extent to which we are able to secure working capital from other sources. Even if we are able to access the full amounts under Purchase Agreement II with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans. If we are unable to obtain additional financing, we might be required to delay, scale back or eliminate selected research and product development programs or clinical trials, or be required to license third parties to commercialize products or technologies that we would otherwise undertake ourselves, or cease certain operations all together. However, any of these options might have a material adverse effect upon the Company. If we raise additional funds by issuing equity securities, dilution to stockholders may result, and new investors could have rights superior to existing holders of shares. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would have a material adverse effect on our business, operating results, financial condition and prospects.

We have been able to meet our cash needs during the past twelve (12) months through a combination of funds received through private placements and funds received under the purchase agreements with Fusion Capital. Currently, we have out-licensed our SP-01A and in-licensed the rights to sell ten (10) drugs, Amphocil from Three Rivers Pharmaceuticals, Elaprase and Replagal from Shire Pharmaceuticals, Infasurf from Ony, Inc, and Mepivamol, Methadone, Morphine Sulphate, Naloxone, Naltrexone, and Oramorph from Molteni Pharmaceuticals to meet our cash needs. We intend to continue to explore avenues to obtain additional capital through private placements and by the sale of our shares of common stock to Fusion Capital.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K/A filing for the 2006 fiscal year filed on April 27, 2007 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part II, Item 1A, of this filing under the heading "Risk Factors". You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

In July 2006, the Financial Accounting Standards Board "FASB" issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

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

In December 2006, the FASB approved FASB Staff Position "FSP" No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The Company is currently evaluating the impact, if any of this FSP, on the Company's financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115" "Statement 159". Statement 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of Statement 159 on our financial statements. We do not expect the impact will be material.

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

RISK ASSOCIATED WITH OUR BUSINESS

                       We Have A Limited Operating History

Prior to the Samaritan and Pharmaplaz's Research, Development and Commercialization Collaboration Agreement, we had limited operating history and our revenue had not been sufficient to sustain our operations. We have incurred annual operating losses over various years and as a result, at June 30, 2007, we had an accumulated deficit of $40,960,489. Our future profitability will require the successful commercialization of our marketed drugs in Greece and Eastern Europe as well as the out-licensing of our internal development programs in Alzheimer's, Cancer Cardiovascular disease and Infectious Diseases. Currently, the Company has in-licensed ten products to be marketed and distributed in our Eastern Europe territories. No assurances can be given when this will occur or when we will become profitable.

   --------------------------------------------------------------------------

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

Under the Purchase Agreement II agreement, we have set a minimum purchase price ("floor price") of $1.50. Fusion Capital shall not have the right or the obligation to purchase shares of our Common Stock on any business day that the market price of our common stock is below $1.50. On August 2, 2007, the last reported market sale price of our common stock was $1.15. Accordingly, the Company cannot currently access funds under the Purchase Agreement II and will not be able to access such funds in the future unless the market price our common stock exceeds $1.50 per share.

Assuming a minimum purchase price of $1.50 per share and the purchase by Fusion Capital of the full 368,229 remaining shares under the Purchase Agreement II, the remaining proceeds to us would be $552,344 unless we choose to register more than 368,229 shares, which we have the right, but not the obligation, to do. In the event we elect to sell more than the 368,229 shares, we will be required to file a new Registration Statement and have it declared effective by the U.S. Securities & Exchange Commission.

If we continue to be unable to access funds under the Purchase Agreement II, we may need to sell additional equity securities in private placements. As of June 30, 2007, with 234,895 remaining available under the Registration Statement, the selling price of our common stock to Fusion Capital will have to average at least $151.13 per share for us to receive the remaining proceeds of $35,499,999 without registering additional shares of Common Stock. Shares issued through June 30, 2007 under the Common Stock Purchase Agreement are 2,265,105, with proceeds of $4,500,001. In second quarter 2007, the Company received $200,000 in exchange for the issuance of 133,334 shares to Fusion Capital.

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

The extent to which we rely on Fusion Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock (which must exceed $1.50 per share) and the extent to which we are able to secure working capital from other sources. Even if we are able to access the full amounts under Purchase Agreement II with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans. If we are unable to obtain additional financing, we might be required to delay, scale back or eliminate selected research and product development programs or clinical trials, or be required to license third parties to commercialize products or technologies that we would otherwise undertake ourselves, or cease certain operations all together. However, any of these options might have a material adverse effect upon the Company. If we raise additional funds by issuing equity securities, dilution to stockholders may result, and new investors could have rights superior to existing holders of shares. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would have a material adverse effect on our business, operating results, financial condition and prospects.

    ------------------------------------------------------------------------

 The Sale Of Our Common Stock To Fusion Capital May Cause Dilution And The Sale
    Of The Shares Of Common Stock Acquired By Fusion Capital And Other Shares Registered for Selling Stockholders Could Cause The Price Of Our Common Stock
                                   To Decline

In connection with entering into the Purchase Agreement II with Fusion Capital, we authorized the sale to Fusion Capital of up to 4,440,517 shares of our common stock and registered 2,783,334. The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the agreement. The purchase price for the common stock to be sold pursuant to the Purchase Agreement II will fluctuate based on the price of our common stock. Depending upon market liquidity at the time, a sale of shares by Fusion Capital at any given time could cause the trading price of our common stock to decline. Fusion Capital may ultimately purchase all, some or none of the 2,783,334shares of common stock registered under the Purchase Agreement II. Further, the lower the stock price, the more shares we would have to sell to Fusion Capital to receive the same proceeds. After it has acquired such shares, Fusion Capital may sell all, some or none of such shares registered under the accompanying Registration Statement. Therefore, sales to Fusion Capital by us under the Purchase Agreement II may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by Fusion Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares of common stock to Fusion Capital and the Purchase Agreement II may be terminated by us at any time at our discretion without any cost to us.

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

     ----------------------------------------------------------------------

   The Company's License Agreements May Be Terminated In The Event Of A Breach

The license agreements pursuant to which the Company has licensed its core technologies for its potential drug products permit the licensors, including Georgetown University and George Washington University, to terminate such agreements under certain circumstances, such as the failure by the licensee to use its reasonable best efforts to commercialize the subject drug or the occurrence of any uncured material breach by the licensee. The license agreements also provide that the licensor is primarily responsible for obtaining patent protection for the licensed technology, and the licensee is required to reimburse the licensor for costs it incurs in performing these activities. The license agreements also require the payment of specified royalties. Any inability or failure to observe these terms or pay these costs or royalties may result in the termination of the applicable license agreement in certain cases. The termination of any license agreement could force us to curtail our business operations.

     ----------------------------------------------------------------------

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

     ----------------------------------------------------------------------

   Our Success Will Depend On Our Ability To Attract And Retain Key Personnel

In order to execute our business plan, we need to attract, retain and motivate a significant number of highly qualified managerial, technical, financial and sales personnel. If we fail to attract and retain skilled scientific and marketing personnel, our research and development and sales and marketing efforts will be hindered. Our future success depends to a significant degree upon the continued services of key management personnel, including Dr. Janet Greeson, our Chief Executive Officer, President and Chairman of the Board of Directors, and Dr. Vassilios Papadopoulos, Chief Scientist of the Science of Technology Advisory Committee and our key consultant. We do not maintain key man insurance on either of these individuals. The loss of their services could delay our product development programs and our research and development efforts at the Research Centre of McGill University. In addition, the loss of Dr. Greeson is grounds for our Research Collaboration with Research Centre of McGill University to terminate. In addition, competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense and we cannot be assured that we would be able to recruit qualified personnel on commercially acceptable terms, or at all, to replace them.

     ----------------------------------------------------------------------

    The Company's Success Will Be Dependent Upon The Licenses And Proprietary
     Rights It Receives From Other Parties, And On Any Patents It May Obtain

The Company and Samaritan Therapeutics, Canada, has signed a Research Collaboration and Licensing Agreement with The Research Institute of McGill University Health Centre (RI-MUHC) in Montreal, Canada, to advance its promising pipeline into clinical trial status and develop new innovative drug candidates. Once drug candidates, derived from the collaborative research, are clinically-validated and deemed to hold promise, Samaritan Therapeutics will continue to develop the drug candidate in Canada, while Samaritan Pharmaceuticals will focus on the drug candidate's process through regulatory agencies and its commercialization throughout the rest of the world.

Our success will depend in large part on the ability of the Company and its licensors to (a) maintain license and patent protection with respect to their drug products, (b) defend patents and licenses once obtained, (c) maintain trade secrets, (d) operate without infringing upon the patents and proprietary rights of others and (e) obtain appropriate licenses to patents or proprietary rights held by third parties if infringement should otherwise occur, both in the United States and in foreign countries. We have obtained licenses to patents and other proprietary rights from Georgetown University and George Washington University.

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

Samaritan has terminated the Georgetown research collaboration under this Agreement with a 60-day notice because Dr. Papadopoulos' ceased to be the Principal Investigator or have responsibility for directing our collaborated research. Each license granted or to be granted from Georgetown to Samaritan was not terminated or in any way affected when the research collaboration between Georgetown University and Samaritan was terminated at the end of the second quarter of 2007. Each such license has its own termination provisions as set forth in the respective license.

     ----------------------------------------------------------------------

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

     ----------------------------------------------------------------------

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

     ----------------------------------------------------------------------

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

     ----------------------------------------------------------------------

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

     ----------------------------------------------------------------------

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

     ----------------------------------------------------------------------

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

     ----------------------------------------------------------------------

        If We Fail To Obtain Or Maintain Necessary Regulatory Clearances
            Or Approvals For Products, Or If Approvals Are Delayed Or
           Withdrawn, We Will Be Unable To Commercially Distribute And
                Market Our Products Or Any Product Modifications.

Government regulation has a significant impact on our business. Government regulation in the United States and other countries is a significant factor affecting the research and development, manufacture and marketing of our products. In the United States, the Food and Drug Administration "FDA" has broad authority under the federal Food, Drug and Cosmetic Act to regulate the distribution, manufacture and sale of pharmaceutical products. The process of obtaining FDA and other required regulatory clearances and approvals is lengthy and expensive. We may not be able to obtain or maintain necessary approvals for clinical testing or for the manufacturing or marketing of our products. Failure to comply with applicable regulatory approvals can, among other things, result in fines, suspension or withdrawal of regulatory approvals, product recalls, operating restrictions, and criminal prosecution. In addition, governmental regulations may be established which could prevent, delay, modify or rescind regulatory approval of our products. Any of these actions by the FDA, or change in FDA regulations, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

     ----------------------------------------------------------------------

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

     ----------------------------------------------------------------------

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

     ----------------------------------------------------------------------

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

     ----------------------------------------------------------------------

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

     ----------------------------------------------------------------------

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

RISKS ASSOCIATED WITH AN INVESTMENT IN OUR COMMON STOCK

    If We Do Not Show Progress Consistent With Our Compliance Plan, There Is
            No Assurance That Our Stock Will Not Be Delisted From The
                American Stock Exchange ("AMEX", the "Exchange").

On April 3, 2007, the American Stock Exchange ("AMEX") notified Samaritan Pharmaceuticals, Inc. that its listing on the AMEX exchange is being continued pursuant to an extension to demonstrate that it has regained compliance with the continued listing standards in Section 1003(a)(ii) and (iii) of the AMEX Company Guide. The Company believes it has addressed Section 1003(f)(v) of the AMEX Company Guide.

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

     ----------------------------------------------------------------------

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

     ----------------------------------------------------------------------

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

     ----------------------------------------------------------------------

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Securities, were sold by the Company in the second quarter of 2007 under an exemption from registration. These shares of common stock were sold for cash, unless otherwise noted in this section, and were sold in private transactions to persons believed to be of a class of private investors acting on their own comprised of accredited investors (as such term is defined in Regulation D of the SEC) and a limited number of non-accredited investors. All investors, to the best knowledge of the Company, are not affiliated with the Company and purchased the shares with apparent investment intent. The Company relied upon, among other possible exemptions, Section 4(2) of the Securities Act of 1933 (the "Securities Act"), as amended. Its reliance on said exemption was based upon the fact no public solicitation was used by the Company in the offer or sale, and the securities were legended shares, along with a notation at the respective transfer agent, restricting the shares from sale or transfer as is customary with reference to Rule 144 of the Securities Act. During the quarter ended June 30, 2007, the Company issued an aggregate of 116,677 shares of common stock in consideration of services to be rendered to the Company during 2007. Such shares were valued at an aggregate of $157,500 with an average price of $1.35 per share.


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

On August 9, 2007, the Board of Directors of Samaritan Pharmaceuticals, Inc. amended Article V, Section 2 of the Company's bylaws to allow the shares of the Company's capital stock to be either certificated or uncertificated, or a combination thereof. This change in the bylaws was required in order for the Company to be eligible to participate in the Direct Registration System ("DRS"). Under a new AMEX rule approved by the Securities Exchange Commission in late 2006, the Company is required to be "DRS eligible" no later than January 1, 2008. Participation in the DRS will allow the Company's shareholders to establish, either through the Company's transfer agent or a broker dealer, a book entry position on the stock record books of the Company and to electronically transfer shares of the Company's stock without the delivery of physical certificates.

ITEM 6.  EXHIBITS

Listed below are all exhibits filed as part of this Quarterly Report on Form 10-Q. Some exhibits are filed by the Company with the SEC pursuant to Rule 12b-32 under the Exchange Act.

--------------- -------------------------------------- ------------------------------------------------------
EXHIBIT NO.      DESCRIPTION                            LOCATION
--------------- -------------------------------------- ------------------------------------------------------
3.1             Articles of Incorporation, restated    Provided herewith
                as last amended July 5, 2007
--------------- -------------------------------------- ------------------------------------------------------
3.2             Bylaws, restated as last amended       Provided herewith
                August 9, 2007
--------------- -------------------------------------- ------------------------------------------------------
4.1             Form of Common Stock Certificate       Incorporated by reference to Exhibit 4.1 to the
                                                       Company's Current Report Form 10-SB12G as filed with
                                                       the U.S. Securities and Exchange Commission on July
                                                       21, 1999.
--------------- -------------------------------------- ------------------------------------------------------
4.2             Amended Samaritan Pharmaceuticals,     Incorporated by reference to Exhibit 4.2 to the
                Inc. 2001 Stock Option Plan            Company's Quarterly Report on Form 10-QSB as filed
                                                       with the U.S. Securities and Exchange Commission on
                                                       August 16, 2004.


--------------- -------------------------------------- ------------------------------------------------------
4.3             Samaritan Pharmaceuticals, Inc. 2005   Incorporated by reference to Schedule 14-A
                Stock Option Plan                      Information Statement as filed with the U.S.
                                                       Securities and Exchange
                                                       Commission on April 29,
                                                       2005 and approved by the
                                                       shareholders on June 10,
                                                       2005.
--------------- -------------------------------------- ------------------------------------------------------
10.1            Research, Development and              Incorporated by reference to Exhibit 10.1 to the
                Commercialization Collaboration        Company's Form 10-K as filed with the U.S.
                Agreement for SP-01A dated March 28,   Securities and Exchange Commission on  April 13,
                2007 by and between Pharmaplaz and     2007.
                the Company.
--------------- -------------------------------------- ------------------------------------------------------
10.2            Common Stock Purchase Agreement        Incorporated by reference to Exhibit 10.1 to the
                (Purchase Agreement I), dated April    Company's Current Report on Form 8-K as filed with
                22, 2003, by and between the Company   the U.S. Securities and Exchange Commission on April
                and Fusion Capital Fund II, LLC        25, 2003.
--------------- -------------------------------------- ------------------------------------------------------
10.3            Registration Rights Agreement, dated   Incorporated by reference to Exhibit 10.2 to the
                April 22, 2003, by  and between the    Company's Current Report on Form 8-K as filed with
                Company and Fusion Capital Fund II, the U.S. Securities and
                Exchange Commission on April LLC 25, 2003.
--------------- -------------------------------------- ------------------------------------------------------
10.4            Employment Agreement, dated as of      Incorporated by reference to Exhibit 10.6 to the
                January 1, 2001,  by and between       Company's Quarterly Report on Form 10-QSB as filed
                Samaritan Pharmaceuticals, Inc. and    with the U.S. Securities and Exchange Commission on
                Mr. Thomas Lang. August 16, 2004.
--------------- -------------------------------------- ------------------------------------------------------
10.5            Form of Trust Under Samaritan          Incorporated by reference to Exhibit 10.10 to the
                Pharmaceuticals, Inc. Deferred         Company's Quarterly Report on Form 10-QSB as filed
                Compensation Plan                      with the U.S. Securities and Exchange Commission on
                                                       August 14, 2002.
--------------- -------------------------------------- ------------------------------------------------------
10.6            Master Clinical Trial and Full Scale   Incorporated by reference to Exhibit 10.10 to the
                Manufacturing  Agreement, dated        Company's Quarterly Report on Form 10-QSB as filed
                October 5, 2004, by and between the    with the U.S. Securities and Exchange Commission on
                Company and Pharmaplaz, LTD            November 15, 2004.
--------------- -------------------------------------- ------------------------------------------------------
10.7            Common Stock Purchase Agreement        Incorporated by reference to Exhibit 10.11 to the
                (Purchase Agreement II), dated May     Company's Quarterly Report on Form 10-QSB as filed
                12, 2005, by and between the Company   with the U.S. Securities and Exchange Commission on
                and Fusion Capital Fund II, LLC        May 13, 2005.
--------------- -------------------------------------- ------------------------------------------------------
10.8            Amendment to Common Stock Purchase     Incorporated by reference to Exhibit 10.12 to the
                Agreement, dated December 19, 2005,    Company's Registration Statement on Form SB-2 as
                by and between the Company and         filed with the U.S. Securities and Exchange
                Fusion Capital Fund II, LLC            Commission on December 15, 2005.
--------------- -------------------------------------- ------------------------------------------------------
10.9            Registration Rights Agreement, dated   Incorporated by reference to Exhibit 10.12 to the
                May 12, 2005, by and between the       Company's Quarterly Report on Form 10-QSB as filed
                Company and Fusion Capital Fund II, with the U.S. Securities and
                Exchange Commission on LLC May 13, 2005.
--------------- -------------------------------------- ------------------------------------------------------
10.10           Norbrook Supply Agreement              Incorporated by reference to Exhibit 1 to the
                                                       Company's Current Report on Form 8-K as filed with
                                                       the U.S. Securities and Exchange Commission on
                                                       September 27, 2005.
--------------- -------------------------------------- ------------------------------------------------------
10.11           Research Collaboration and Licensing   Incorporated by reference to Exhibit 10.10 to the
                Agreement, dated June 8, 2001, by      Company's Registration Statement on Form SB-2 as
                and between Georgetown University      filed with the U.S. Securities and Exchange
                and Samaritan Pharmaceuticals, Inc.    Commission on July 30, 2003.




--------------- -------------------------------------- ------------------------------------------------------
10.12           Change in Control Severance Plan       Incorporated by reference to Exhibit 10.16 to the
                for  Certain Covered Executives and    Company's Quarterly Report on Form 10-Q as filed
                Employees of Samaritan                 with the U.S. Securities and Exchange Commission on
                Pharmaceuticals, Inc.                  August 14, 2006.
--------------- -------------------------------------- ------------------------------------------------------
10.13           Samaritan Pharmaceuticals, Inc.'s      Incorporated by reference to Exhibit 10.17 to the
                Director/Officer's Indemnification     Company's Quarterly Report on Form 10-Q as filed
                Agreement                              with the U.S. Securities and Exchange Commission on
                                                       August 14, 2006.
--------------- -------------------------------------- ------------------------------------------------------
10.14           Stock Purchase Agreement among         Incorporated by reference to Exhibit 10.18 to the
                Samaritan Pharmaceuticals,             Company's Quarterly Report on Form 10-Q as filed
                Metastatin Pharmaceuticals, and the    with the U.S. Securities and Exchange Commission on
                shareholders of Metastatin             November 14, 2006.
                Pharmaceuticals.
--------------- -------------------------------------- ------------------------------------------------------
10.15           Samaritan Pharmaceuticals,             Incorporated by reference to Exhibit 10.15 to the
                Inc.'s          In-Licensing           Company's Quarterly Report on Form 10-Q as filed
                Agreement with Three Rivers            with the U.S. Securities and Exchange Commission on
                Pharmaceuticals. May 21, 2007.
--------------- -------------------------------------- ------------------------------------------------------
10.16           Samaritan Pharmaceuticals,             Incorporated by reference to Exhibit 10.16 to the
                Inc.'s                                 Company's Quarterly Report on Form 10-Q as filed
                In-Licensing Agreement with Molteni    with the U.S. Securities and Exchange Commission on
                dated January 1, 2007.                 May 21, 2007.
--------------- -------------------------------------- ------------------------------------------------------
10.17           Pharmaplaz Research, Development and   Incorporated by reference to Exhibit 10.1 to the
                Commercialization Collaboration        Company's Quarterly Report on Form 8-K as filed with
                Agreement                              the SEC on March 28, 2007.
--------------- -------------------------------------- ------------------------------------------------------
10.18           Pharmaplaz Research, Development and   Incorporated by reference to Exhibit 10.18 to the
                Commercialization Collaboration        Company's Quarterly Report on Form 10-Q as filed
                Agreement Supplement                   with the U.S. Securities and Exchange Commission on
                                                       May 21, 2007.
--------------- -------------------------------------- ------------------------------------------------------
10.19           Research Collaboration and Licensing   Incorporated by reference to Exhibit 99.2 to the
                Agreement by and between The           Company's Current Report on Form 8-K as filed with
                Research Centre at McGill              the U.S. Securities and Exchange Commission on July
                University, Samaritan Therapeutics,    25, 2007.
                Inc. and Samaritan Pharmaceuticals,
                Inc.
--------------- -------------------------------------- ------------------------------------------------------
10.20           Cooperative Lock Up Agreement          Incorporated by reference to Exhibit 99.2 to the
                between Samaritan Pharmaceuticals,     Company's Current Report on Form 8-K as filed with
                Inc. and Doug Bessert and KD1, Inc.    the U.S. Securities and Exchange Commission on June
                                                       12, 2007.
--------------- -------------------------------------- ------------------------------------------------------
14.1            The Samaritan Pharmaceuticals, Inc.    Incorporated by reference to Exhibit 14.1 to the
                Code of Conduct                        Company's Form 10-KSB as filed with the U.S.
                                                       Securities and Exchange
                                                       Commission on April 15, 2003.
--------------- -------------------------------------- ------------------------------------------------------
21              List of Subsidiaries                   Incorporated by reference to Exhibit 21 to the
                                                       Company's Quarterly
                                                       Report on Form 10-QSB as
                                                       filed with the U.S.
                                                       Securities and Exchange
                                                       Commission on August 15,
                                                       2005.
--------------- -------------------------------------- ------------------------------------------------------
23.1            Consent of Independent Registered      Incorporated by reference to Exhibit 23.1 to the
                Public Accounting Firm                 Company's Registration Statement on Form SB-2 as
                                                       filed with the U.S. Securities and Exchange
                                                       Commission on December 15, 2005.
--------------- -------------------------------------- ------------------------------------------------------
23.2            Consent of Nevada Counsel              Incorporated by reference to Exhibit 23.2 to the
                                                       Company's Registration Statement on Form SB-2 as
                                                       filed with the U.S. Securities and Exchange
                                                       Commission on December 15, 2005.
--------------- -------------------------------------- ------------------------------------------------------
31.1            Certification of Chief Executive       Provided herewith
                Officer re: Section 302



--------------- -------------------------------------- ------------------------------------------------------
31.2            Certification of Chief Financial       Provided herewith
                Officer re: Section 302
--------------- -------------------------------------- ------------------------------------------------------
32.1            Certification of Chief Executive       Provided herewith
                Officer re: Section 906
--------------- -------------------------------------- ------------------------------------------------------
32.2            Certification of Chief Financial       Provided herewith
                Officer re: Section 906
--------------- -------------------------------------- ------------------------------------------------------

(B) Current Reports on Form 8-K Filed During The Quarter Ended June 30, 2007

 None.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SAMARITAN PHARMACEUTICALS, INC

                                           Dated: August 13, 2007

                                           By: /s/ Eugene Boyle
                                               ---------------------------------
                                               Eugene Boyle,
                                               Chief Financial Officer, Director