Form 10-Q
period 2007-09-30
SAMARITAN PHARMACEUTICALS INC
filed 2007-11-19
CIK 1057377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[x] Quarterly Report Pursuant To SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

                For The Quarterly Period Ended September 30, 2007

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

The number of shares of common stock issued and outstanding as of November 19, 2007 was 27,711,255.

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
                                                                        Page No.
Item 1.     Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2007 and
December 31, 2006...........................................................3

Consolidated Statements of Operations for the period from
Inception (September 5, 1994) to September 30, 2007, and
for the Three (3) Months and Nine (9) Months Ended
September 30, 2007 and 2006.................................................4

Consolidated Statements of Shareholder's Equity (Deficit) for
the period from Inception (September 5, 1994) to September
30, 2007...................................................................5-8

Consolidated Statements of Cash Flows for the period from Inception (September 5, 1994) to September 30, 2007 and for the Nine (9)
Months Ended September 30, 2007 and 2006....................................9

Notes to Interim Consolidated Financial Statements.........................10

Item 2. Management's Discussion and Analysis and Plan of Operation.........20

Item 3. Quantitative and Qualitative Disclosures about Market Risk.........30

Item 4.  Controls and Procedures...........................................32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings..................................................32

Item 1A. Risk Factors......................................................33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds........41

Item 3. Defaults Upon Senior Securities....................................42

Item 4. Submission of Matters to a Vote of Security Holders................42

Item 5. Other Information..................................................42

Item 6. Exhibits...........................................................44

Signatures

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
      As of September 30, 2007 (unaudited) and December 31, 2006 (audited)

                                     ASSETS

                                                                        9/30/2007            12/31/2006
                                                                   --------------------   ------------------
CURRENT ASSETS:
      Cash and cash equivalents                                    $           231,775    $         742,075
      Inventory, pharmaceutical product                                         95,912                    -
      Receivable from license collaboration                                  2,051,742                    -
      Receivable from overseas product sales                                   450,056                    -
      Note receivable                                                          250,000              250,000
      Interest receivable                                                       93,534               71,096
      Prepaid expenses                                                         162,950               10,750
                                                                   --------------------   ------------------
              TOTAL CURRENT ASSETS                                           3,335,969            1,073,921

PROPERTY AND EQUIPMENT                                                          73,076              127,627
                                                                   --------------------   ------------------

OTHER ASSETS:
      Patent registration costs                                              1,322,517            1,042,791
      Purchased  technology rights                                             231,229              252,349
      Investment in Canadian joint venture (equity method)                     189,662                    -
      Deposits                                                                   2,779                2,779
                                                                   --------------------   ------------------
              TOTAL OTHER ASSETS                                             1,746,187            1,297,919
                                                                   --------------------   ------------------

                                                                   $         5,155,232    $       2,499,467
                                                                   ====================   ==================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                             $           802,518    $         414,237
      Accrued expenses                                                         995,609              515,271
      Loan from officer/shareholder                                            300,000                    -
      Accounts payable to be settled through issuance
      of stock                                                                       -              590,057
                                                                   --------------------   ------------------
              TOTAL CURRENT LIABILITIES                                      2,098,127            1,519,565
                                                                   --------------------   ------------------

SHAREHOLDERS'  EQUITY:
      Preferred stock, 5,000,000 shares authorized at $.001
              par value,  -0- issued and outstanding                                 -                    -
      Common stock, 250,000,000 shares authorized at $.001
              par value,  27,711,,255 and 26,108,785
              issued and outstanding                                            27,711               26,109
      Additional paid-in capital                                            44,307,559           42,225,080
      Common stock to be issued                                                      -              231,502
      Treasury stock                                                          (250,248)            (250,248)
      Accumulated other comprehensive income                                    65,210               56,601
      Accumulated deficit during development stage                         (41,093,127)         (41,309,142)
                                                                   --------------------   ------------------
              TOTAL SHAREHOLDERS' EQUITY                                     3,057,105              979,902
                                                                   --------------------   ------------------

                                                                   $         5,155,232    $       2,499,467
                                                                   ====================   ==================


   See accompanying notes to the consolidated financial statements (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

          CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
                                   (UNAUDITED)
            FROM INCEPTION (SEPTEMBER 5, 1994) TO SEPTEMBER 30, 2007
   AND FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006





                                                                    For the Nine Months              For the Three Months
                                         From Sept. 5, 1994            September 30                        September 30
                                                 to          --------------------------------   -------------------------------
                                         September 30, 2007       2007             2006             2007             2006
                                         ------------------  ---------------  ---------------   --------------  ---------------
                                            (Unaudited)        (Unaudited)     (Unaudited)       (Unaudited)      (Unaudited)
REVENUES:
Pharmaceutical sales                     $         477,585   $      477,585   $            -    $      68,773   $            -
Licensing rights                                 3,451,742        3,451,742                -          750,000                -
Consulting                                         300,000                -                -                -                -
Government research grants                         289,226                -           32,379                -           10,586
                                         ------------------  ---------------  ---------------   --------------  ---------------
                                                 4,518,553        3,929,327           32,379          818,773           10,586
                                         ------------------  ---------------  ---------------   --------------  ---------------


EXPENSES:
Cost of goods sold                                 357,538          357,538                -           20,101                -
Research and development                        15,532,695        1,125,871        3,153,260          154,234        1,053,552
Interest, net                                      (94,076)         (15,536)         (24,136)            (487)          (7,622)
General and administrative                      28,581,031        2,044,699        2,017,875          666,922          701,144
Depreciation and amortization                    1,540,945          138,063          107,922           47,974           38,100
Loss from investment in joint venture               62,677           62,677                -           62,677                -
Other income                                      (369,130)               -            3,160                -                -
                                         ------------------  ---------------  ---------------   --------------  ---------------
                                                45,611,680        3,713,312        5,258,081          951,421        1,785,174
                                         ------------------  ---------------  ---------------   --------------  ---------------


NET INCOME (LOSS)                              (41,093,127)         216,015       (5,225,702)        (132,648)      (1,774,588)

Other Comprehensive Income (Loss):
Unrealized gain on marketable securities                 -                -            3,933                -                -
Foreign translation adjustment                      65,210            8,609           53,149           21,154           43,620
                                         ------------------  ---------------  ---------------   --------------  ---------------
Total Comprehensive Loss                 $     (41,027,917)  $      224,624   $   (5,168,620)   $    (111,494)  $   (1,730,968)
                                         ==================  ===============  ===============   ==============  ===============

Loss  (earnings) per share
                               Basic                         $         0.01   $        (0.22)   $       (0.00)  $        (0.07)
                                                             ===============  ===============   ==============  ===============

                               Diluted                       $         0.01   $        (0.22)   $       (0.00)  $        (0.07)
                                                             ===============  ===============   ==============  ===============



Weighted average number of shares outstanding:
                               Basic                             26,959,497       23,988,732       27,711,255       25,169,672
                                                             ===============  ===============   ==============  ===============
                               Diluted                           26,959,497       23,988,732       27,711,255       25,169,672
                                                             ===============  ===============   ==============  ===============

   See accompanying notes to the consolidated financial statements (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
            FROM INCEPTION (SEPTEMBER 5, 1994) TO September 30, 2007

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

   See accompanying notes to the consolidated financial statements (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
            FROM INCEPTION (SEPTEMBER 5, 1994) TO September 30, 2007
                                    CONTINUED

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

   See accompanying notes to the consolidated financial statements (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
            FROM INCEPTION (SEPTEMBER 5, 1994) TO September 30, 2007
                                    CONTINUED

                                                                    Shares
                                         Number       Par Value    Reserved     Additional       Common
                                           of          Common         for         Paid in       Stock to
                                         Shares         Stock      Conversion     Capital       be issued     Warrants
                                      -------------   ----------   ----------   ------------   -----------   -----------
Shares issued for cash, net of
 offering costs                          3,109,583         3,110           -      2,093,189             -             -
Shares issued as compensation              640,088           640           -      1,047,386             -             -
Shares issued for previously
 purchased shares                            8,333             8           -          4,992             -             -
Shares issued in cancellation
 of accounts payable                       710,864           711           -        542,845             -             -
Amortization of deferred compensation            -             -           -              -             -             -
Stock options issued for services                -             -           -        225,000             -             -
Net loss                                         -             -           -              -             -             -
                                       ------------    ----------   ---------   ------------   -----------   -----------
December 31, 2002 (Audited)             10,758,318        10,758           -      16,848,031            -              -

Shares issued for cash, net of
 offering costs                          2,915,611         2,916           -      2,406,873             -             -
Shares issued as compensation              677,139           677           -        553,165             -             -
Shares issued for previously
 purchased shares                          193,452           193           -        162,307             -             -
Shares issued in cancellation
 of accounts payable and
 accrued compensation                    1,602,645         1,603           -      3,456,963             -             -
Shares issued in connection
 with equity financing                     520,833           521           -           (521)            -             -
Exercise of stock options                1,295,149         1,295           -      1,118,553             -             -
Shares reacquired in settlement
 of judgement                             (260,675)         (261)          -        250,509             -             -
Stock options issued for services                -             -           -        145,000             -             -
Net loss                                         -             -           -              -             -             -
                                       ------------    ----------   ---------   ------------   -----------   -----------
December 31, 2003 (Audited)             17,702,472        17,702           -     24,940,880             -             -

Shares issued for cash, net
 of offering costs                       1,904,456         1,904           -      4,299,034             -             -
Shares issued as compensation,
 expensed                                  346,875           347           -      1,790,131             -             -
Amortization of deferred compensation            -             -           -              -             -             -
Shares issued for previously
 purchased shares                           13,889            14           -         12,486             -             -
Exercise of stock options                2,825,078         2,825           -      4,855,995             -             -
Exercise of warrants                       105,833           106           -        449,894             -             -
Shares issued in connection
 with equity financing                   1,459,707         1,460           -      3,098,541             -             -
Stock retired in settlement of
 subscriptions receivable               (2,311,609)       (2,312)          -     (5,976,356)            -             -
Shares reacquired in settlement
of judgement                               (41,667)          (42)          -       (231,308)            -             -
Stock options issued for services                -             -           -        567,771             -             -
Other comprehensive income (loss)                -             -           -              -             -             -
Net Loss                                         -             -           -              -             -             -
                                       ------------    ----------   ---------   ------------   -----------   -----------
December 31, 2004 (Audited)             22,005,033        22,005           -     33,807,068             -             -

Shares issued as compensation,
expensed                                    66,483            66           -        197,117             -             -
Amortization of deferred compensation            -             -           -              -             -             -
Exercise of stock options                   28,333            28           -         31,472             -             -
Shares issued in connection
with equity financing                      711,196           711           -      1,603,029             -             -
Stock options issued for services                -             -           -         65,052             -             -
Other comprehensive income (loss)                -             -           -              -             -             -
Net loss                                         -             -           -              -             -             -
                                       ------------    ----------   ---------   ------------   -----------   -----------
December 31, 2005 (Audited)             22,811,046        22,811           -     35,703,738             -             -

Shares issued for cash, net of
offering cost                            1,202,083         1,202           -      2,043,798             -             -
Common stock to be issued                        -             -           -              -       231,502             -
Amortization of deferred compensation            -             -           -              -             -             -
Exercise of stock options                   75,154            75           -         64,425             -             -
Shares issued in connection with
equity financing                         2,020,501         2,021           -      4,192,753             -             -
Stock options issued for services                -             -           -        220,366             -             -
Other comprehensive income (loss)                -             -           -              -             -             -
Net loss                                         -             -           -              -             -             -
                                       ------------    ----------   ---------   ------------   -----------   -----------
December 31, 2006 (Audited)             26,108,785        26,109           -     42,225,080       231,502             -

Common stock to be issued                        -             -           -              -       568,748             -
Shares issued for cash, net of
offering costs                             889,167           889           -        799,361      (800,250)            -
Shares issued in cancellation of
accounts payable                           391,625           392           -        747,169             -             -
Shares issued in connection with
equity financing                           320,000           320           -        479,680             -             -
Stock options issued for services                -             -           -         56,269             -             -
Other comprehensive income (loss)                -             -           -              -             -             -
Fractional shares rounded up in
conversion                                   1,679             1           -              -             -             -
Net income                                       -             -           -              -             -             -
                                       ------------    ----------   ---------   ------------   -----------   -----------
September 30, 2007 (Unaudited)          27,711,255     $  27,711    $      -    $44,307,559    $        -    $        -
                                       ============    ==========   =========   ============   ===========   ===========

   See accompanying notes to the consolidated financial statements (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
            FROM INCEPTION (SEPTEMBER 5, 1994) TO September 30, 2007
                                    CONTINUED

                                                    Accumulated
                                                       Other          Stock                                       Total
                                         Deferred    Comprehensive Subscriptions  Treasury    Accumulated     Shareholders'
                                        Compensation   Income      Receivable     Shares       Deficit          Deficit
                                       ------------- ------------ ------------  -----------  -------------   ---------------
Shares issued for cash, net
 of offering costs                               -             -            -            -              -         2,096,299
Shares issued as compensation                    -             -            -            -              -         1,048,026
Shares issued for previously
 purchased shares                                -             -            -            -              -             5,000
Shares issued in cancellation
 of accounts payable                             -             -            -            -              -           543,556
Amortization of deferred compensation      495,036             -            -            -              -           495,036
Stock options issued for services                -             -            -            -              -           225,000
Net loss                                         -             -            -            -     (4,057,153)       (4,057,153)
                                       ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 2002 (Audited)                      -             -            -            -    (17,793,945)         (935,155)

Shares issued for cash, net of
 offering costs                                  -             -            -            -              -         2,409,789
Shares issued as compensation                    -             -            -            -              -           553,842
Shares issued for previously
 purchased shares                                -             -            -            -              -           162,500
Shares issued in cancellation
 of accounts payable and
 accrued compensation                            -             -            -            -              -         3,458,566
Shares issued in connection
 with equity financing                           -             -            -            -              -                 -
Exercise of stock options                        -             -   (1,119,848)           -              -                 -
Shares reacquired in settlement
 of judgement                                    -             -            -     (250,248)             -                 -
Stock options issued for services                -             -            -            -              -           145,000
Net loss                                         -             -            -            -     (5,520,531)       (5,520,531)
                                       ------------ ------------- ------------  -----------  -------------   ---------------
December 31, 2003 (Audited)                      -             -   (1,119,848)    (250,248)   (23,314,476)          274,011

Shares issued for cash, net
 of offering costs                               -             -           -            -              -          4,300,938
Shares issued as compensation,
expensed                                  (544,416)            -           -            -              -          1,246,062
Amortization of deferred compensation      240,000             -           -            -              -            240,000
Shares issued for previously
 purchased shares                                -             -           -            -              -             12,500
Exercise of stock options                        -             -  (4,858,820)           -              -                  -
Exercise of warrants                             -             -           -            -              -            450,000
Shares issued in connection
 with equity financing                           -             -           -            -              -          3,100,001
Stock retired in settlement of
 subscriptions receivable                        -             -   5,978,668            -              -                  -
Shares reacquired in settlement
of judgement                                     -             -           -            -              -           (231,350)
Stock options issued for services                -             -           -            -              -            567,771
Other comprehensive income (loss)                -       (16,580)          -            -              -            (16,580)
Net Loss                                         -             -           -            -     (4,864,361)        (4,864,361)
                                       ------------ ------------- -----------   ----------   ------------   ----------------
December 31, 2004 (Audited)               (304,416)      (16,580)          -     (250,248)   (28,178,837)         5,078,992

Shares issued as compensation,
expensed                                  (128,034)           -            -            -              -             69,150
Amortization of deferred compensation      392,416            -            -            -              -            392,416
Exercise of stock options                        -            -            -            -              -             31,500
Shares issued in connection
with equity financing                            -            -            -            -              -          1,603,740
Stock options issued for services                -            -            -            -              -             65,052
Other comprehensive income (loss)                -       (7,892)           -            -              -             (7,892)
Net loss                                         -            -            -            -     (5,557,559)        (5,557,559)
                                       ------------ ------------  -----------   ----------   ------------   ----------------
December 31, 2005 (Audited)                (40,034)     (24,472)           -     (250,248)   (33,736,396)         1,675,399

Shares issued for cash, net of
offering cost                                    -            -            -            -              -          2,045,000
Common stock to be issued                        -            -            -            -              -            231,502
Amortization of deferred compensation       40,034            -            -            -              -             40,034
Exercise of stock options                        -            -            -            -              -             64,500
Shares issued in connection with
equity financing                                 -            -            -            -              -          4,194,774
Stock options issued for services                -            -            -            -              -            220,366
Other comprehensive income (loss)                -       81,073            -            -              -             81,073
Net loss                                         -            -            -            -     (7,572,746)        (7,572,746)
                                       ------------ ------------  -----------   ----------   ------------   ----------------
December 31, 2006 (Audited)                      -       56,601            -     (250,248)   (41,309,142)           979 902


Common stock to be issued                        -            -            -            -              -            568,748
Shares issued for cash, net of
offering costs                                   -            -            -            -              -                  -
Shares issued in cancellation of
accounts payable                                 -            -            -            -              -            747,561
Shares issued in connection with
equity financing                                 -            -            -            -              -            480,000
Stock options issued for services                -            -            -            -              -             56,269
Other comprehensive income (loss)                -        8,608)           -            -              -              8,608)
Fractional shares rounded up in
conversion                                       -            -            -            -              -                  1
Net income                                       -            -            -            -        216,015            216,015
                                       ------------ ------------  -----------   ----------   ------------   ----------------
September 30, 2007 (Unaudited)         $         -  $    65,209   $        -    $(250,248)  $(41,093,127)   $     3,057,105
                                       ============ ============  ===========   ==========   ============   ================

   See accompanying notes to the consolidated financial statements (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
           FROM INCEPTION (SEPTEMBER 5, 1994) AND FOR THE NINE MONTHS
                        ENDED SEPTEMBER 30, 2007 AND 2006



                                                                   From
                                                                Inception            For the Nine Months Ended
                                                               (09/05/1994)                  September 30
                                                                    To            --------------------------------
                                                            September 30, 2007         2007              2006
                                                            ------------------    ---------------    -------------
                                                               (Unaudited)          (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $     (41,093,127)    $       216,015     $ (5,225,702)
Adjustments to reconcile net (loss) to net cash used in
    operating activities:
         Depreciation and amortization                              1,540,945            138,063          107,922
         Stock based compensation                                   9,659,280                  -                -
         Stock options issued for services                          1,719,002             56,269          109,871
         Amortization of deferred compensation                      1,662,522                  -           40,034
         Foreign currency (loss) gain                                  65,210              8,609           53,150
         Other income                                                (228,190)                 -            3,160
         Loss on investment in Joint Venture                           62,677             62,677                -
(Increase) decrease in assets:
         Inventory                                                    (95,912)           (95,912)
         Accounts receivable                                       (2,501,798)        (2,501,798)          51,117
         Interest receivable and prepaids                            (269,724)          (174,638)         (32,305)
         Deposits                                                      12,941                  -                -
Increase (decrease) in liabilities:
         Deferred revenue                                                   -                  -                -
         Accounts payable and accrued expenses                      4,207,004          1,026,124          156,694
                                                            ------------------    ---------------    -------------

NET CASH USED IN OPERATING ACTIVITIES                             (25,259,170)        (1,264,591)      (4,736,059)
                                                            ------------------    ---------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Organization costs, Samaritan Europe                                        -                  -           (4,243)
Purchase of technology rights                                        (158,969)                 -                -
Purchase of furniture and equipment                                  (347,588)            (3,927)          (3,814)
Note receivable                                                      (250,000)                 -                -
(Purchase) liquidation of marketable securities                        (3,160)                 -          496,840
Investment in Joint Venture                                          (252,339)          (252,339)               -
Patent registration costs                                          (1,480,129)          (338,191)        (161,643)
                                                            ------------------    ---------------    -------------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                (2,492,185)          (594,457)         327,140
                                                            ------------------    ---------------    -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants/options                                        703,125                  -           64,500
Proceeds from debentures                                              642,120                  -                -
Proceeds from stock issued for cash                                14,628,569                  -        2,045,000
Proceeds from equity financing                                      9,378,516            480,000        3,968,514
Common stock to be issued                                           1,006,300            568,748                -
Short-term loan repayments                                           (288,422)                 -                -
Short-term loan proceeds                                            1,912,922            300,000                -
                                                            ------------------    ---------------    -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          27,983,130          1,348,748        6,078,014
                                                            ------------------    ---------------    -------------

CHANGE IN CASH                                                        231,775           (510,300)       1,669,095
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            -            742,075          456,463
                                                            ------------------    ---------------    -------------

CASH AND CASH EQUIVALENTS  AT END OF PERIOD                 $         231,775     $      231,775     $  2,125,558
                                                            ==================    ===============    =============

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Purchase of net, non-cash assets of  subsidiary
for stock                                                   $             195     $            -     $          -
Short-term debt retired through issuance
of stock                                                    $       1,890,695     $            -     $          -
Issuance of common stock, previously subscribed             $         180,000     $            -     $     46,259
Purchase of technology rights for accounts payable
to be settled through issuance of stock                     $         199,500     $            -     $          -
Treasury stock acquired through settlement
of judgement                                                $         250,248     $            -     $          -
Stock subscriptions receivable                              $       1,119,848     $            -     $          -
Stock retired in settlement of subscriptions
receivable                                                  $      (5,978,668)    $            -     $          -
Stock received in settlement                                $        (231,350)    $            -     $          -
Stock as compensation for services                          $       5,175,792     $            -     $          -
Stock issued in cancellation of accounts payable            $       4,996,499     $      747,561     $          -
Exercise of stock options                                   $       4,858,820     $            -     $          -


   See accompanying notes to the consolidated financial statements (unaudited)

                         SAMARITAN PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2007 and 2006
                                   (Unaudited)

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

The financial information presented as of and for the three and nine months ended September 30, 2007 ("Q3 2007") and as of and for the three and nine months ended September 30, 2006 ("Q3 2006") is unaudited. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to fairly present the Company's financial position as of September 30, 2007, and the results of operations and cash flows for the three (3) and nine
(9) month period ending September 30, 2007 have been included. The results of operations for the three (3) and nine (9) month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K/A as filed with the U.S. Securities and Exchange Commission on April 27, 2007 for the year ended December 31, 2006.

On July 5, 2007, the Company's Board of Directors affected a one-for-six reverse stock split of its common stock. The financial statements presented herein have been restated to reflect the reverse stock split as if it had occurred at the beginning of each period presented.

NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS

Samaritan Pharmaceuticals, Inc. (the "Company" or "Samaritan") was formed in September 1994 and became public in October 1997. Our principal executive offices are located in Las Vegas, Nevada.

Samaritan Pharmaceuticals, Inc. is an entrepreneurial biopharmaceutical pipeline company, focused on commercializing innovative therapeutic products to relieve the suffering of patients with central nervous system diseases, such as, Alzheimer's disease; cancer; cardiovascular disease; and infectious diseases, such as, AIDS, and Hepatitis C; as well as, commercializing its acquired marketing and sales rights, to sell eleven (11) marketed products, in Greece, and/or various Eastern European countries.

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

Product Sales. Samaritan Pharmaceuticals sells Amphocil and Elaprase in Greece. Product sales are recognized when delivery of the products has occurred, title has passed to the customer, the selling price is fixed or determinable, collectibility is reasonably assured and the Company has no further obligations. The Company records allowances for product returns, rebates and wholesaler chargebacks, wholesaler discounts, and prescription vouchers at the time of sale and reports product sales net of such allowances. The Company must make significant judgments in determining these allowances. As of September 30, 2007, the Company has determined there is no need for an allowance for doubtful accounts. If actual results differ from the Company's estimates, the Company will be required to make adjustments to these allowances in the future.

License Revenue. The Company's license revenues are generated through an agreement with a strategic partner. Nonrefundable, up-front license fees and milestone payments with standalone value that are not dependent on any future performance by us under the arrangements are recognized as revenue upon the earlier of when payments are received or collections are assured, but are deferred if we have continuing performance obligations. If we have continuing involvement through contractual obligations under such agreement, such upfront fees are deferred and recognized over the period for which we continue to have a performance obligation, unless all of the following criteria exist: (1) the delivered item(s) have standalone value to the customer, (2) there is objective and reliable evidence of the fair value of the undelivered item(s). We also make estimates and judgments when determining whether the collectibility of license fees receivable from licensees is reasonably assured. We assess the collectibility of accrued license fees based on a number of factors and if it is determined that collection is not reasonably assured, the fee is recognized when collectibility becomes reasonably assured, assuming all other revenue recognition criteria have been met.

Samaritan and Pharmaplaz, a private Irish Healthcare company and a shareholder of Samaritan, announced on March 28, 2007 that they entered into an agreement (the "Pharmaplaz Agreement") to commercialize SP-01A, an "oral" HIV entry inhibitor. Currently, Pharmaplaz owns 943,292 common shares of the Company, representing 3.4% of the total shares issued and outstanding. Under the terms of the agreement, Pharmaplaz, a shareholder, is required to pay Samaritan $10 million in upfront fees. The first payment of $1.4 million was received during the first quarter of 2007, and $750,000 was received during the fourth quarter of 2007. As a result of Pharmaplaz's failure to timely pay the remaining balance of 7.85 million, Pharmaplaz is currently not in compliance with the terms of the Pharmaplaz Agreement. The remaining $7.85 million is expected to be received before year end 2007. Pharmaplaz, a shareholder, will pay for and be responsible for future research and development to bring the technology to market. Samaritan has no remaining obligations or performance for future research and development. The $10,000,000 payment is non-refundable. Upon request, Samaritan might occasionally advise Pharmaplaz regarding SP-01A, in relationship to Principal Investigators with applications for NIH grants, or other grant applications to advance SP-01A, at Pharmaplaz's cost. Samaritan and Pharmaplaz will split 50/50 of all revenues stemming from SP-01A.

To date, under the Pharmaplaz Agreement, the amount of funds received from Pharmaplaz is $2,100,000, and the CEO of Pharmaplaz on May 15, 2007 signed a personal guarantee and on May 21, 2007 a stock pledge agreement for 943,291 (split-adjusted) shares of Samaritan Pharmaceuticals to guarantee the balance of the $7,850,000. On May 15, 2007, the amount of shares pledged was worth $1,300,742. On November 15, 2007, the last reported market sale price of our common stock was $0.65. Accordingly, the value of the stock pledge on November 15, 2007 is $613,141. Samaritan is in communication with Pharmaplaz to collect the remaining balance due and expects to receive the balance due by the end of the year.

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

G. Intangibles

Legal fees associated with filing patents are recorded at cost and amortized over 17 years. The Company currently owns or in-licenses patents related to our products or product candidates and owns or in-licenses additional applications for patents that are currently pending. In general, when the Company in-licenses intellectual property from various third parties, the Company is required to pay royalties to the parties on product sales. The Company reviews patent costs for impairment by comparing the carrying value of the patents with the fair value. The Company believes it will recover the full amount of the patent costs based on forecasts of sales of the products related to the patents. Patent registration costs are amortized over seventeen (17) years once approved. Patent amortization expense was $58,465 and $21,043 for the nine months and three months ended September 30, 2007. Amortization for the nine months and three months ended September 30, 2006 was $35,995 and $14,091.

Projected amortization is $86,512 for 2007 through 2011. Certain U.S. patents may be eligible for patent term extensions under the Hatch-Waxman Act and may be available to Samaritan for the lost opportunity to market and sell the invention during the regulatory review process.

Purchased technology rights are recorded at cost and are being amortized using the straight line method over the estimated useful life of the technology, fifteen (15) years. Amortization expense associated with these technology rights was $21,120 and $7,345 for the nine months and three months ended September 30, 2007. Amortization for the nine months and three months ended September 30, 2006 was $8,172 and $2,724. Projected amortization expense associated with these technology rights in the future will be $25,720 for 2007 and $16,633 for 2008 through 2011.

H. Earnings (loss) per share

The Company reports earnings (loss) per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." There were 4,319,777 outstanding options and 4,206,420 outstanding options as of September 30, 2007 and September 30, 2006 respectively, which were excluded from the earnings per share calculation because their exercise price exceeded the market price as of period ending September 30, 2007.

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

K. Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs primarily consist of salaries, materials and related expenses for personnel and facility expenses. Other research and development expenses include fees paid to consultants and outside service providers and the costs of materials used in clinical trials and research and development.

L. Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At September 30, 2007, the Company does not believe that any impairment has occurred.

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

Q. Common Stock To Be Issued

Common stock to be issued consists of proceeds from private placements received by year-end or quarter-end for common stock that has yet to be issued.

R. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consists of payments made in preparation of a preclinical research project, consulting prepayments and other miscellaneous prepayments.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this FASB did not have a material impact on the Company's financial position, results of operations, or cash flows.

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

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The adoption of this FASB did not have a material impact on the Company's financial position, results of operations, or cash flows.

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

NOTE 4 - SHAREHOLDERS' EQUITY

On July 5, 2007, the Company's Board of Directors affected a one-for-six reverse stock split of its common stock. The consolidated financial statements presented herein have been restated to reflect the reverse stock split as if it had occurred at the beginning of each period presented. All share and per share information included in these consolidated financial statements has been adjusted to reflect this reverse stock split. Currently, the Company has 250,000,000 shares of common stock and 5,000,000 shares of preferred stock authorized.

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

Shares available under the 2005 Plan: On a calendar year basis, Awards under the Plan may be made for a maximum of ten percent (10%) of the total shares of common stock outstanding on a fully diluted basis (without taking into account outstanding Awards at the end of the prior calendar year), less Awards outstanding at the end of the prior calendar year, less (ii) the number of shares subject to outstanding awards at the close of business on that date.

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

The following table summarizes the Company's stock options outstanding at December 31, 2006, and September 30, 2007:

------------------------------------------------- ------------- ----------------
                                                                Weighted average
                                                     Shares      exercise price
------------------------------------------------- ------------- ----------------
Outstanding and exercisable at December 31, 2006     4,286,444       $3.79
------------------------------------------------- ------------- ----------------
Granted                                                 58,333        1.54
------------------------------------------------- ------------- ----------------
Exercised                                                    0           0
------------------------------------------------- ------------- ----------------
Expired                                                (25,000)       4.30
                                                     ----------      ------
------------------------------------------------- ------------- ----------------
Outstanding and exercisable at September 30, 2007    4,319,777        3.73
                                                     ==========      ======
------------------------------------------------- ------------- ----------------

Information, at date of issuance, regarding options for the quarter ended September 30, 2007 is as follows:

---------------------------------------- ------------ ----------- --------------
                                                      Weighted
                                                       Average      Weighted
                                                       Exercise   Average Fair
                                            Shares      Price         Value
---------------------------------------- ------------ ----------- --------------
Exercise price exceeds market price       4,319,777     $3.73          -0-
---------------------------------------- ------------ ----------- --------------
Exercise price equals market price           -0-         $-0-          -0-
---------------------------------------- ------------ ----------- --------------
Exercise price is less than market price     -0-         $-0-          -0-
---------------------------------------- ------------ ----------- --------------

The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options. There were 15,833 options issued during the three months ended September 30, 2007. The per-share weighted average fair value of stock options granted for compensation during the three months ended September 30, 2007 and the year ended December 31, 2006 was $.91 and $4.56, respectively. On the date of grant, using the Black-Scholes pricing model, the following assumptions were used for options granted during the three
(3) months ended September 30, 2007 and 2006:

---------------------------- ---------------------- -----------------------
                              September 30, 2007      September 30, 2006
---------------------------- ---------------------- -----------------------
Expected dividend yield               0%                      0%
---------------------------- ---------------------- -----------------------
Risk-free interest rate           4.14-4.93%               4.3-5.26
---------------------------- ---------------------- -----------------------
Volatility                          86-103%                  95%
---------------------------- ---------------------- -----------------------

At September 30, 2007, the range of exercise price for all of the Company's outstanding stock options was $0.88 to $7.56, with an average remaining life of
5.2 years and an average exercise price of $3.73.

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

There were no shares issued of common stock for services during the quarter ended September 30, 2007.

C. Private Placement

During the 2nd Quarter of 2007, 889,167 shares of common stock were issued, which resulted proceeds of $800,250 from private placements received by year-end or in the first quarter 2007.

D. Common Stock Purchase Agreement

During the quarter ended March 31, 2007, the Company issued 186,666 shares of common stock (1.12 million pre stock split) in exchange for $280,000 in connection with the Purchase Agreement II with Fusion Capital.

During the quarter ended June 30, 2007, the Company issued 133,334 shares of common stock in exchange for $200,000 in connection with the common stock purchase agreement with Fusion Capital.

During the quarter ended September 30, 2007, the Company did not issue any shares of common stock in connection with the common stock purchase agreement with Fusion Capital.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

A. The Company leases various facilities under operating lease agreements expiring through September 2008. Rental expense for the nine (9) and three months ended September 30, 2007 was $47,830 and $11,790, respectively. Rental expense for the nine (9) and three months ended September 30, 2006 was $46,313 and $7,223, respectively. Future minimum annual lease payments under the facilities lease agreements lasting more than one year are as follows:

                                  2007 $28,286
                                  2008 $43,307

B. At the beginning of the third quarter 2007, the Company executed a research collaboration (the "Research Collaboration") with The Research Institute of McGill University Health Centre and Samaritan Therapeutics over a ten-year period through 2017. Samaritan Therapeutics is a 50% owned subsidiary of the Company. The budget is for $1,000,000 paid over four (4) quarterly payments of $250,000, is unallocated, and covers the general research and development effort. Under the Research Collaboration, the Company receives worldwide exclusive rights, excluding Canada, to any novel therapeutic agents or diagnostic technologies that may result from the Research Collaboration. Samaritan Therapeutics receives exclusive rights to the Canadian market to any novel therapeutic agents or diagnostic technologies that may result from the Research Collaboration.

C. The Company Compensation Committee is in the process of negotiating new employment agreements with Dr. Janet Greeson and Mr. Eugene Boyle, Dr. Thomas Lang and Dr. Christos Dakas each have employment agreements negotiated at arm's length with the Compensation Committee, and each such agreement provides for a minimum annual base salary. In setting base salaries, the Board has considered
(a) the contributions made by each executive to our Company, (b) compensation paid by peer companies to their executive officers and (c) outside compensation reports. In 2006, all executive officers received salary increases of approximately 5% reflecting competitive trends, general economic conditions as well as a number of factors relating to the particular individual, including the performance of the individual executive, level of experience and ability and knowledge of the job.

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

The Chief Executive Officer and Chairman of the Board agreed to loan the Company $250,000 and $50,000 on July 16, 2007 and September 18, 2007 respectively for an aggregate of $300,000 on a short-term basis pursuant to the terms of promissory notes from the Company and in favor of each of the individual lenders (the "Notes"). Proceeds from each of the loans funded the Company's continuing operating expenses, ongoing expenses, legal and accounting fees, as well as for working capital and other contingencies. Under the terms of the Notes issued by the Company to each Lender, the Company will: (i) pay interest to each Lender at a rate of Prime Rate (as quoted in the Wall Street Journal) plus 4% per annum. The principal and interest due on the Notes are due on demand. The Notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party or from the cash flow from the Company's operations. At September 30, 2007, included in accounts payable and accrued expenses is $6,670 in accrued interest pertaining to these Notes.

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

Under the Purchase Agreement II agreement, The Company has set a minimum purchase price ("floor price") of $1.50. Fusion Capital shall not have the right or the obligation to purchase shares of our common stock on any business day that the market price of our common stock is below $1.50. On October 29, 2007, the last reported market sale price of our common stock was $0.67. Accordingly, the Company cannot currently access funds under the Purchase Agreement II and will not be able to access such funds in the future unless the market price our common stock exceeds $1.50 per share.

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

If the Company continues to be unable to access funds under the Purchase Agreement II, then we may need to sell additional equity securities in private placements. As of September 30, 2007, with 234,895 remaining available under the Registration Statement, the selling price of our common stock to Fusion Capital will have to average at least $151.13 per share for us to receive the remaining proceeds of $35,499,999 without registering additional shares of common stock. Shares issued through September 30, 2007 under the Common Stock Purchase Agreement are 2,265,105, with proceeds of $4,500,001. There were no Fusion transactions in the third quarter of 2007.

NOTE 9 - RISKS AND UNCERTAINTIES

Marketability of the Company's product or products are dependent, among other things, upon securing additional capital to successfully complete the clinical testing, securing FDA approval, and procurement of viable patents.

NOTE 10 - SUBSEQUENT EVENTS (Unaudited)

On October 3, 2007, Samaritan announced the appointment of James E.K. Hildreth, M.D., a world renowned physician and HIV researcher, to its Scientific Advisory Board. The work of Dr. Hildreth in HIV/AIDS dates back to 1986 and focuses on blocking HIV infection by learning how HIV gets into cells. He has published more than 80 scientific articles and holds six patents.

On October 11, 2007, Samaritan announced it has signed an exclusive licensing and distribution agreement with Three Rivers Pharmaceuticals, LLC for fungal infection drug Amphocil to add the territory of Ireland. Currently, Samaritan has the marketing rights for Amphocil in Greece and Cyprus and has successfully registered and obtained a price increase for Amphocil in Greece.

On October 23, 2007, the shareholders of Samaritan Pharmaceuticals approved an increase in the number of shares of common stock. On November 1, 2007, the Board of Directors of Samaritan Pharmaceuticals, Inc., approved and adopted an amendment to the fourth article of the Company's Articles of Incorporation, increasing the number of authorized shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Samaritan Pharmaceuticals, Inc. (including the subsidiaries, referred to as "Samaritan", the "Company", "it", "we", and "our"), formed in September 1994, is an entrepreneurial biopharmaceutical pipeline company, focused on commercializing innovative therapeutic products to relieve the suffering of patients with Alzheimer's disease; cancer; cardiovascular disease, HIV, and Hepatitis C; as well as, commercializing its acquired marketing and sales rights to sell eleven (11) marketed products in Greece and/or various Eastern European countries.

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

Samaritan and Pharmaplaz, a private Irish Healthcare company and a shareholder of Samaritan, announced on March 28, 2007 that they entered into an agreement (the "Pharmaplaz Agreement") to commercialize SP-01A, an "oral" HIV entry inhibitor. Currently, Pharmaplaz owns 943,292 common shares of the Company, representing 3.4% of the total shares issued and outstanding. Under the terms of the agreement, Pharmaplaz, a shareholder, is required to pay Samaritan $10 million in upfront fees. The first payment of $1.4 million was received during the first quarter of 2007, and $750,000 was received during the fourth quarter of 2007. As a result of Pharmaplaz's failure to timely pay the remaining balance of 7.85 million, Pharmaplaz is currently not in compliance with the terms of the Pharmaplaz Agreement. The remaining $7.85 million is expected to be received before year end 2007. Pharmaplaz, a shareholder, will pay for and be responsible for future research and development to bring the technology to market. Samaritan has no remaining obligations or performance for future research and development. The $10,000,000 payment is non-refundable. Upon request, Samaritan might occasionally advise Pharmaplaz regarding SP-01A, in relationship to Principal Investigators with applications for NIH grants, or other grant applications to advance SP-01A, at Pharmaplaz's cost. Samaritan and Pharmaplaz will split 50/50 of all revenues stemming from SP-01A.

Marketed Products

Samaritan has also entered into strategic collaborative relationships with other pharmaceutical companies to commercialize branded approved prescription products in Samaritan's selected niche territories, such as, in Greece, Albania, Bosnia, Bulgaria, Croatia, Cyprus, Czech Republic, Egypt, FYROM, Hungary, Montenegro, Poland, Romania, Serbia, Slovakia, Slovenia, Syria and Turkey. We use our expertise to register approved drugs with regulatory agencies in the country we have acquired the rights for; and then, upon regulatory approval, we distribute, market and sell these products. Currently, we have in-licensed the rights to sell eleven (11) drugs, Amphocil from Three Rivers Pharmaceuticals, Elaprase and Replagal from Shire Pharmaceuticals, Infasurf from Ony, Inc, and Mepivamol, Methadone, Morphine Sulphate, Naloxone, Naltrexone, and Oramorph from Molteni Farmaceutici, and Rapydan from EUSA Pharma. Our efforts are focused on specialist physicians in private practice or at hospitals and major medical centers in our territories. Below is a description of our in-licensed products.

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

AMPHOCIL(R) is an approved FDA prescription product owned by Three Rivers Pharmaceuticals, Inc. and marketed by Three Rivers Pharmaceuticals, Inc. in the US. Samaritan signed an exclusive distribution deal for Greece, Cyprus and Ireland with Three Rivers.

Currently, Samaritan is marketing Amphocil(R) in Greece. Samaritan has received marketing approval from Cyprus authorities and is awaiting the next tender announcement by Cyprus authorities for applications. Marketing authorization for Amphocil(R) is pending in Ireland.

Currently, Amphocil(R) is currently being marketed and sold in Greece and Cyprus. Marketing authorization for Amphocil(R) is pending in Ireland.

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

Currently, ELAPRASE(R) is sold and distributed by Samaritan on a named patient basis until the pricing and the reimbursement of ELAPRASE(R) is established in Greece and Cyprus with the relevant regulatory authorities. Samaritan signed an exclusive licensing agreement with Shire Pharmaceuticals for the marketing and sale of ELAPRASE(R) in Greece and Cyprus which became effective March 1, 2007.

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

Currently, Samaritan is utilizing the US FDA approved regulatory file in preparing marketing applications for INFASURF(R) with regulatory authorities in Turkey, Serbia, Bosnia, F.Y.R.O.M., Albania, Egypt and Syria to gain country marketing authorization drug approval.

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

On January 1, 2007, Samaritan entered into an exclusive licensing agreement with Molteni Farmaceutici for the marketing and distribution of MEPIVAMOL(R) in the countries of Greece and Cyprus. Currently, Samaritan is utilizing the Italian Ministry of Health approved regulatory file in preparing marketing applications for MEPIVAMOL(R) with regulatory authorities in Greece and Cyprus to gain country marketing authorization drug approval.

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

Currently, METHADONE HCL(R) can only be sold in Greece and Cyprus via a centralized government tender. Samaritan is awaiting the next tender announcement by Greece and Cyprus authorities.

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

Currently, MORPHINE SULPHATE(R) can only be sold in Greece and Cyprus via a centralized government tender. Samaritan is awaiting the next tender announcement by Greece and Cyprus authorities.

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

Currently, Samaritan is utilizing the Italian Ministry of Health approved regulatory file in preparing marketing applications for NALTREXONE MOLTENI(R) with regulatory authorities in Greece and Cyprus to gain country marketing authorization drug approval.

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

Currently, Oramorph has a Greek marketing authorization. Oramorph can only be sold in Greece via a centralized government tender. Samaritan is awaiting the next tender announcement by Greece authorities.

RAPYDAN(R)

RAPYDAN(R) is indicated for local dermal analgesia on intact skin, and consists of a thin, uniform, local anesthetic formulation with an integrated, oxygen-activated heating component that is intended to enhance the delivery of the local anesthetic. The drug formulation is an eutectic mixture of lidocaine 70 mg and tetracaine 70 mg. Rapydan(R) is indicated to provide local dermal analgesia for superficial venous access and superficial dermatological procedures such as excision, electrodessication and shave biopsy of skin lesions.

On August 3, 2007, Samaritan signed an exclusive agreement with EUSA for the marketing and distribution of the product RAPYDAN(R) in Greece and Cyprus. Rapydan(R) is an approved FDA prescription product under the name SYNERA(R) and is owned by ZARS Pharmaceuticals, Inc. and marketed by Endo Pharmaceuticals, Inc. in the US.

Currently, Samaritan is utilizing the US FDA approved regulatory file in preparing marketing applications for Rapydan(R) with regulatory authorities in Greece and Cyprus to gain country marketing authorization drug approval.

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

Additional details regarding the human trials and INDs the Company plans to file may be found in the section entitled "Description of Business" in the Company's Annual Report on Form 10-K/A filed with the SEC on April 27, 2007 for the fiscal year ended December 31, 2006.

On July 5, 2007, the Company's Board of Directors affected a one-for-six reverse stock split of its common stock. The financial statements presented herein have been restated to reflect the reverse stock split as if it had occurred at the beginning of each period presented. All share and per share information included in these consolidated financial statements has been adjusted to reflect this reverse stock split.

Results of Operations For The Three (3) Months Ended September 30, 2007 As Compared To The Three (3) Months Ended September 30, 2006

Revenue for the three-month period ended September 30, 2007, as compared September 30, 2006, Pharmaceuticals sales increased to $818,773 from $10,586, respectively. This increase of $808,187 was comprised of $750,000 licensing fees from the Pharmaplaz collaboration and $68,773 product sales of Amphocil and Elaprase in European markets.

We incurred research and development expenses of $154,235 for the three months ended September 30, 2007, as compared to $1,053,552 for the three months ended September 30, 2006. This decrease of $899,317 or eighty-five percent (85%) was primarily attributable to the culmination of the costs associated with our HIV clinical trial. We expect research and development expenditures relating to drug discovery and development will increase during the remainder of 2007 and into subsequent years due to the expanding requirements of FDA clinical trials for:
(a) our Alzheimer's drug program; (b) the initiation of trials for other potential indications; and (c) additional study expenditures for potential pharmaceutical candidates. Research and development expenses may fluctuate from period to period, depending upon the stage of certain projects and the level of preclinical testing and clinical trial-related activities.

General and administrative expenses decreased to $666,922 for the three months ended September 30, 2007, as compared to $701,144 for the three months ended September 30, 2006. This decrease of $34,222 or five percent (5%), was primarily attributable to an decrease in branding costs and other discretionary expenditures.

Depreciation and amortization amounted to $47,974 for the three months ended September 30, 2007, as compared to $38,100 for the three months ended September 30, 2006. This increase of $9,783, or twenty-eight percent (28%), was primarily attributable to increases in amortization on both purchased technology and approved patents.

Net interest income amounted to $(487) and $(7,622) for the three (3) months ended September 30, 2007 and 2006, respectively. The credit balance in the interest expense account is attributable to offsetting interest earned from holding our cash in marketable securities and certificates of deposits. Interest income was $7,586 and $7,622, for the three (3) months ended September 30, 2007 and 2006, respectively. Interest expense was $7,099 and $-0-, for the three (3) months ended September 30, 2007 and 2006, respectively. The increase in interest cost is a result of an accrual pertaining to a short-term loan made by an officer during the quarter ended September 30, 2007.

We had a loss of $132,648 for the three months ended September 30, 2007, as compared to a loss of $1,774,588 for the three months ended September 30, 2006. The decreased loss was primarily due to licensing revenue from the Pharmaplaz collaboration and the decrease attributable to the culmination of the research costs associated with our HIV clinical trials. As disclosed in the financial statements, earnings (loss) per share was $0 and ($.07) per share (undiluted), for the three months ended September 30, 2007 and 2006, respectively.

Results of Operations For The nine (9) Months Ended September 30, 2007 As Compared To The nine (9) Months Ended September 30, 2006

Revenue for the nine-month period ended September 30, 2007, as compared to September 30, 2006, Pharmaceuticals sales increased to $3,929,327 from $32,379. This increase of $3,896,948 was related to $3,451,742 licensing revenue from the collaboration with Pharmaplaz and $477,585 from the launch of the products Amphocil and Elaprase in June 2007 in Greece.

Samaritan and Pharmaplaz, a private Irish Healthcare company and a shareholder of Samaritan, announced on March 28, 2007 that they entered into an agreement (the "Pharmaplaz Agreement") to commercialize SP-01A, an "oral" HIV entry inhibitor. Currently, Pharmaplaz owns 943,292 common shares of the Company, representing 3.4% of the total shares issued and outstanding. Under the terms of the agreement, Pharmaplaz, a shareholder, is required to pay Samaritan $10 million in upfront fees. The first payment of $1.4 million was received during the first quarter of 2007, and $750,000 was received during the fourth quarter of 2007. As a result of Pharmaplaz's failure to timely pay the remaining balance of 7.85 million, Pharmaplaz is currently not in compliance with the terms of the Pharmaplaz Agreement. The remaining $7.85 million is expected to be received before year end 2007. Pharmaplaz, a shareholder, will pay for and be responsible for future research and development to bring the technology to market. Samaritan has no remaining obligations or performance for future research and development. The $10,000,000 payment is non-refundable. Upon request, Samaritan might occasionally advise Pharmaplaz regarding SP-01A, in relationship to Principal Investigators with applications for NIH grants, or other grant applications to advance SP-01A, at Pharmaplaz's cost. Samaritan and Pharmaplaz will split 50/50 of all revenues stemming from SP-01A. Licensing revenue recorded through September 30, 2007 is $3,451,742.

We incurred research and development expenses of $1,125,871 for the nine months ended September 30, 2007, as compared to $3,153,260 for the nine months ended September 30, 2006. This decrease of $2,027,389, or sixty-four percent (64%), was primarily attributable to the culmination of the costs associated with our HIV clinical trial. We expect research and development expenditures relating to drug discovery and development will increase during the remainder of 2007 and into subsequent years due to the expanding requirements of FDA clinical trials for: (a) our Alzheimer's drug program; (b) the initiation of trials for other potential indications; and (c) additional study expenditures for potential pharmaceutical candidates. Research and development expenses may fluctuate from period to period, depending upon the stage of certain projects and the level of preclinical testing and clinical trial-related activities.

General and administrative expenses remained consistent at $2,044,699 for the nine months ended September 30, 2007, compared to $2,017,875 for the nine months ended September 30, 2006.

Depreciation and amortization amounted to $138,063 for the nine months ended September 30, 2007, as compared to $107,922 for the six months ended September 30, 2006. This increase of $30,141, or twenty-nine percent (29%), was primarily attributable to increases in amortization on both purchased technology and approved patents.

Net interest income amounted to $(15,536) and ($24,136) for the nine (9) months ended September 30, 2007 and 2006, respectively. The credit balance in the interest expense account is attributable to offsetting interest earned from holding our cash in marketable securities and certificates of deposits. Interest income was $22,635 and $24,143, for the nine (9) months ended September 30, 2007 and 2006, respectively. Interest expense was $7,099 and $7, for the nine (9) months ended September 30, 2007 and 2006, respectively. The increase in interest cost is a result of an accrual pertaining to a short-term loan made by an officer made during the quarter ended September 30, 2007.

We had earnings of $216,015 for the nine (9) months ended September 30, 2007, as compared to a loss of $5,225,702 for the nine (9) months ended September 30, 2006. Earnings were the result of the sale of rights to Pharmaplaz, as described in the notes. As disclosed in the financial statements, earnings (loss) per share was $.01 and $(0.22) per share (undiluted), for the nine months ended September 30, 2007 and 2006, respectively.

The net loss since our inception on September 5, 1994 through September 30, 2007 was $ (41,093,127). We expect losses to continue for the near future, and such losses will likely increase as human clinical trials are undertaken in the United States. Future profitability will be dependent upon our ability to complete the development of our pharmaceutical products, obtain necessary regulatory approvals and effectively market such products. In addition, future profitability will require the Company to establish agreements with other parties for clinical testing, manufacturing, commercialization and sale of its products.

Liquidity and Capital Resources

As of September 30, 2007, the Company's cash position was $231,775. We are continuing efforts to raise additional capital and to execute our research and development plans. Even if we are successful in raising sufficient money to carry out these plans, additional clinical development is necessary to bring our products to market, which will require a significant amount of additional capital.

Cash used in operating activities during the nine (9) month period ended September 30, 2007 was $(1,264,591), as compared to $(4,736,059) for the nine
(9) month period ended September 30, 2006, a decrease of $(3,471,468). This decrease is primarily attributable to fluctuations and timing of the cost with our HIV clinical trial, and the receipt of the $1.4 million from Pharmaplaz, the payments on the sale of licensing rights.

Cash provided (used) by investing activities was ($594,457) for the nine (9) month period ended September 30, 2007, as compared to cash provided of $327,140 for the nine (9) month period ended September 30, 2006, a decrease of $921,597. Last year, the period reflected proceeds from the liquidation of a certificate of deposit for use in funding 2006 activities. The current year's period includes increases in patent costs and expenditures pertaining to a collaboration agreement with a fifty percent (50%) owned Canadian subsidiary.

Cash provided by financing activities was $1,348,748 for the nine (9) month period ended September 30, 2007, as compared to $6,078,014 for the nine (9) month period ended September 30, 2006, a decrease of $4,729,266 or seventy-eight percent (78%). Last year's results include proceeds of $2,045,000 from private placements, and $3,968,514 from the Purchase Agreement II with Fusion. Because of the decrease in immediate research costs and the sale of licenses rights to Pharmaplaz, the Company did not have a need to raise as much capital through the sale of stock.

Current assets as of September 30, 2007 were $3,335,969 as compared to $1,073,921 as of December 31, 2006. This increase of $2,262,048 was primarily attributable to the and recording of an account receivable from the sale of licensing rights to Pharmaplaz and receivables from overseas product sales. Current liabilities as of September 30, 2007 were $2,098,127 as compared to $1,519,565 as of December 31, 2006, an increase of $578,562, primarily due to the inclusion of cost of sales of the European products and the obtaining of a $300,000 short term loan.

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

Under the Purchase Agreement II agreement, we have set a minimum purchase price ("floor price") of $1.50. Fusion Capital shall not have the right or the obligation to purchase shares of our common stock on any business day that the market price of our common stock is below $1.50. On November 15, 2007, the last reported market sale price of our common stock was $0.65. Accordingly, the Company cannot currently access funds under the Purchase Agreement II and will not be able to access such funds in the future unless the market price our common stock exceeds $1.50 per share.

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

If we continue to be unable to access funds under the Purchase Agreement II, we may need to sell additional equity securities in private placements. As of September 30, 2007, with 234,895 remaining available under the Registration Statement, the selling price of our common stock to Fusion Capital will have to average at least $151.13 per share for us to receive the remaining proceeds of $35,499,999 without registering additional shares of common stock. Shares issued through September 30, 2007 under the Purchase Agreement II are 2,265,105, with proceeds of $4,500,001. There were no Fusion transactions in the third quarter of 2007.

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

Samaritan and Pharmaplaz, a private Irish Healthcare company and a shareholder of Samaritan, announced on March 28, 2007 that they entered into an agreement (the "Pharmaplaz Agreement") to commercialize SP-01A, an "oral" HIV entry inhibitor. Currently, Pharmaplaz owns 943,292 common shares of the Company, representing 3.4% of the total shares issued and outstanding. Under the terms of the agreement, Pharmaplaz, a shareholder, is required to pay Samaritan $10 million in upfront fees. The first payment of $1.4 million was received during the first quarter of 2007, and $750,000 was received during the fourth quarter of 2007. As a result of Pharmaplaz's failure to timely pay the remaining balance of 7.85 million, Pharmaplaz is currently not in compliance with the terms of the Pharmaplaz Agreement. The remaining $7.85 million is expected to be received before year end 2007. Pharmaplaz, a shareholder, will pay for and be responsible for future research and development to bring the technology to market. Samaritan has no remaining obligations or performance for future research and development. The $10,000,000 payment is non-refundable. Upon request, Samaritan might occasionally advise Pharmaplaz regarding SP-01A, in relationship to Principal Investigators with applications for NIH grants, or other grant applications to advance SP-01A, at Pharmaplaz's cost. Samaritan and Pharmaplaz will split 50/50 of all revenues stemming from SP-01A.

We will continue to have significant general and administrative expenses, including expenses related to clinical studies, our research collaboration with universities and patent registration costs. Except for the Purchase Agreement II with Fusion Capital, no commitment exists for continued investments, or for and underwriting.

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

We have been able to meet our cash needs during the past twelve (12) months through a combination of funds received through private placements and funds received under the purchase agreements with Fusion Capital. Currently, we have out-licensed our SP-01A and in-licensed the rights to sell eleven (11) drugs, Amphocil from Three Rivers Pharmaceuticals, Elaprase and Replagal from Shire Pharmaceuticals, Infasurf from Ony, Inc, and Mepivamol, Methadone, Morphine Sulphate, Naloxone, Naltrexone, Oramorph from Molteni Pharmaceuticals , and Rapydan from EUSA Pharma to meet our cash needs. We intend to continue to explore avenues to obtain additional capital through private placements and by the sale of our shares of common stock to Fusion Capital.

During the third quarter of 2007, the Chief Executive Officer and Chairman of the Board agreed to loan the Company an aggregate of $300,000 on a short-term basis pursuant to the terms of promissory notes ("Notes") from the Company. Proceeds from each of the loans dated on July 16, 2007 and September 18, 2007 for $250,000 and $50,000 respectively, funded the Company's continuing operating expenses, ongoing expenses, legal and accounting fees, as well as for working capital and other contingencies. Under the terms of the Notes issued by the Company to Lender, the Company will: (i) pay interest to Lender at a rate of Prime Rate (as quoted in the Wall Street Journal) plus 4% per annum. The principal and interest due on the Notes are due on demand. The Notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party or from the cash flow from the Company's operations.

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

In July 2006, the Financial Accounting Standards Board "FASB" issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.The adoption of this FASB did not have a material impact on the Company's financial position, results of operations, or cash flows.

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

In December 2006, the FASB approved FASB Staff Position "FSP" No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The adoption of this FASB did not have a material impact on the Company's financial position, results of operations, or cash flows.

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

RISK ASSOCIATED WITH OUR BUSINESS

                       We Have A Limited Operating History

Prior to the Samaritan and Pharmaplaz's Research, Development and Commercialization Collaboration Agreement, we had limited operating history and our revenue had not been sufficient to sustain our operations. We have incurred annual operating losses over various years and as a result, at September 30, 2007, we had an accumulated deficit of $41,093,127. Our future profitability will require the successful commercialization of our marketed drugs in Greece and Eastern Europe as well as the out-licensing of our internal development programs in Alzheimer's, cancer, cardiovascular disease and infectious diseases. Currently, the Company has in-licensed eleven (11) products to be marketed and distributed in our Eastern Europe territories. No assurances can be given when this will occur or when we will become profitable.

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

Under the Purchase Agreement II agreement, we have set a minimum purchase price ("floor price") of $1.50. Fusion Capital shall not have the right or the obligation to purchase shares of our common stock on any business day that the market price of our common stock is below $1.50. On November 15, 2007, the last reported market sale price of our common stock was $0.65. Accordingly, the Company cannot currently access funds under the Purchase Agreement II and will not be able to access such funds in the future unless the market price our common stock exceeds $1.50 per share.

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

If we continue to be unable to access funds under the Purchase Agreement II, we may need to sell additional equity securities in private placements. As of September 30, 2007, with 234,895 remaining available under the Registration Statement, the selling price of our common stock to Fusion Capital will have to average at least $151.13 per share for us to receive the remaining proceeds of $35,499,999 without registering additional shares of common stock. Shares issued through September 30, 2007 under the Purchase Agreement II are 2,265,105, with proceeds of $4,500,001. In the second quarter 2007, the Company received $200,000 in exchange for the issuance of 133,334 shares of common stock to Fusion Capital. There were no Fusion transactions in the third quarter of 2007.

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

In connection with entering into the Purchase Agreement II with Fusion Capital, we authorized the sale to Fusion Capital of up to 4,440,517 shares of our common stock and registered 2,783,334. The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the agreement. The purchase price for the common stock to be sold pursuant to the Purchase Agreement II will fluctuate based on the price of our common stock. Depending upon market liquidity at the time, a sale of shares by Fusion Capital at any given time could cause the trading price of our common stock to decline. Fusion Capital may ultimately purchase all, some or none of the 2,783,334 shares of common stock registered under the Purchase Agreement II. Further, the lower the stock price, the more shares we would have to sell to Fusion Capital to receive the same proceeds. After it has acquired such shares, Fusion Capital may sell all, some or none of such shares registered under the accompanying Registration Statement. Therefore, sales to Fusion Capital by us under the Purchase Agreement II may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by Fusion Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares of common stock to Fusion Capital and the Purchase Agreement II may be terminated by us at any time at our discretion without any cost to us.

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

     ----------------------------------------------------------------------

   The Company's License Agreements May Be Terminated In The Event Of A Breach

The license agreements pursuant to which the Company has licensed its core technologies for its potential drug products permit the licensors, including Georgetown University, George Washington University, Three Rivers Pharmaceuticals, Shire Pharmaceuticals, Ony, Inc., Molteni Farmaceutici, and EUSA Pharma, to terminate such agreements under certain circumstances, such as the failure by the licensee to use its reasonable best efforts to commercialize the subject drug or the occurrence of any uncured material breach by the licensee. The license agreements also provide that the licensor is primarily responsible for obtaining patent protection for the licensed technology, and the licensee is required to reimburse the licensor for costs it incurs in performing these activities. The license agreements also require the payment of specified royalties. Any inability or failure to observe these terms or pay these costs or royalties may result in the termination of the applicable license agreement in certain cases. The termination of any license agreement could force us to curtail our business operations.

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

The patent positions of pharmaceutical companies, including those of the Company, are uncertain and involve complex legal and factual questions. There is no guarantee the Company or its licensors have or will develop or obtain the rights to products or processes that are patentable, that patents will issue from any of the pending applications or that claims allowed will be sufficient to protect the technology licensed to the Company. In addition, we cannot be certain that any patents issued to or licensed by the Company will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company.

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

We may also rely on unpatented trade secrets and expertise to maintain its competitive position, which we seek to protect, in part, by confidentiality agreements with employees, consultants and others. There can be no assurance these agreements will not be breached or terminated, that we will have adequate remedies for any breach or that trade secrets will not otherwise become known or be independently discovered by competitors.

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

The issuance of blank check preferred stock, where the Board of Directors can designate rights or preferences, may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, a majority of our voting stock. These and other provisions in our Articles of Incorporation (restated as last amended November 1, 2007) and in our Bylaws (restated as last amended August 9, 2007), as well as certain provisions of Nevada law, could delay or impede the removal of incumbent directors and could make it more difficult to effect a merger, tender offer or proxy contest involving a change of control of the Company, even if such events could be beneficial to the interest of the shareholders as a whole. Such provisions could limit the price that certain investors might be willing to pay in the future for our common stock.

     ----------------------------------------------------------------------

         Officers and Directors Liabilities Are Limited Under Nevada Law

Pursuant to the Company's Articles of Incorporation (restated as last amended June 10, 2005) and Bylaws (restated as last amended April 18, 2005), and as authorized under applicable Nevada law, Directors are not liable for monetary damages for breach of fiduciary duty, except in connection with a breach of the duty of loyalty for (a) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (b) for dividend payments or stock repurchases illegal under applicable Nevada law or (c) any transaction in which a Director has derived an improper personal benefit. The Company's Articles of Incorporation (restated as last amended November 1, 2007) and Bylaws (restated as last amended August 9, 2007) provide that the Company must indemnify its officers and Directors to the fullest extent permitted by applicable Nevada law for all expenses incurred in the settlement of any actions against such persons in connection with their having served as officers or Directors.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no Unregistered Securities sold by the Company in the third quarter of 2007. However, the Company did issue the full share of the post reverse stock split to any shareholder who otherwise would have received a fractional share as a result of the reverse split, effective July 5, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its Annual meeting on October 23, 2007.

(b) The three (3) matters voted upon at the meeting were: (i) To elect four (4) directors to serve on the Company's Board of Directors (the "Board") until their successors are elected and duly qualified ("Proposal 1"); (ii) To approve an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock ("Proposal 2"); and (iii) To ratify the appointment of Sherb & Co., LLP, as our independent auditors for the fiscal year ending December 31, 2007 ("Proposal 3").

(i) With respect to "Proposal 1", Dr. Janet Greeson (2010) received 23,182,827 shares in favor for and 533,770 shares against; Welter "Budd" Holden (2010) received 23,566,618 shares in favor for and 149,979 shares against; Dr. Erasto Saldi (2010) received 23,526,961 shares in favor for and 189,636 shares against; Dr. Julio L. Garcia (2008) received 23,568,004 shares in favor for and 148,593 shares against and there were 2,496,736 abstentions for each director. All nominees were declared to have been elected as directors to hold office until the annual meeting of stockholders in the year indicated.

(ii) With respect to "Proposal 2", 21,676,230 shares were in favor for and 4,332,703 shares were against, 204,398 shares abstained. Proposal 2 was declared to have been approved.

(iii) With respect to "Proposal 3", 25,902,618 shares were in favor for and 139,308 shares were against, 171,402 shares abstained. Proposal 3 was declared to have been approved.

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

On November 1, 2007, the Board of Directors of Samaritan Pharmaceuticals, Inc., approved and adopted an amendment to the fourth article of the Company's Articles of Incorporation, increasing the number of authorized shares of common stock from forty-one million six hundred sixty six thousand six hundred sixty seven (41,666,667) to two hundred fifty million (250,000,000).

ITEM 6.  EXHIBITS

Listed below are all exhibits filed as part of this Quarterly Report on Form 10-Q. Some exhibits are filed by the Company with the SEC pursuant to Rule 12b-32 under the Exchange Act.


--------------- -------------------------------------- ------------------------------------------------------
EXHIBIT NO.     DESCRIPTION                            LOCATION
--------------- -------------------------------------- ------------------------------------------------------
3.1             Articles of Incorporation, restated    Provided herewith
                as last amended November 1, 2007
--------------- -------------------------------------- ------------------------------------------------------
3.2             Bylaws, restated as last amended       Incorporated by reference to Exhibit 3.2 to the
                August 9, 2007                         Company's Quarterly Report on Form 10-QSB as filed
                                                       with the U.S. Securities and Exchange Commission on
                                                       August 13, 2007.
--------------- -------------------------------------- ------------------------------------------------------
4.1             Form of Common Stock Certificate       Incorporated by reference to Exhibit 4.1 to the
                                                       Company's Current Report Form 10-SB12G as filed with
                                                       the U.S. Securities and Exchange Commission on July
                                                       21, 1999.
--------------- -------------------------------------- ------------------------------------------------------
4.2             Amended Samaritan Pharmaceuticals,     Incorporated by reference to Exhibit 4.2 to the
                Inc. 2001 Stock Option Plan            Company's Quarterly Report on Form 10-QSB as filed
                                                       with the U.S. Securities and Exchange Commission on
                                                       August 16, 2004.
--------------- -------------------------------------- ------------------------------------------------------
4.3             Samaritan Pharmaceuticals, Inc. 2005   Incorporated by reference to Schedule 14-A
                Stock Option Plan                      Information Statement as filed with the U.S.
                                                       Securities and Exchange Commission on April 29,
                                                       2005 and approved by the shareholders on June 10,
                                                       2005.
--------------- -------------------------------------- ------------------------------------------------------
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
--------------- -------------------------------------- ------------------------------------------------------
10.4            Employment Agreement, dated as of      Incorporated by reference to Exhibit 10.6 to the
                January 1, 2001, by and between        Company's Quarterly Report on Form 10-QSB as filed
                Samaritan Pharmaceuticals, Inc. and    with the U.S. Securities and Exchange Commission on
                Mr. Thomas Lang.                       August 16, 2004.
--------------- -------------------------------------- ------------------------------------------------------
10.5            Form of Trust Under Samaritan          Incorporated by reference to Exhibit 10.10 to the
                Pharmaceuticals, Inc. Deferred         Company's Quarterly Report on Form 10-QSB as filed
                Compensation Plan                      with the U.S. Securities and Exchange Commission on
                                                       August 14, 2002.
--------------- -------------------------------------- ------------------------------------------------------
10.6            Master Clinical Trial and Full Scale   Incorporated by reference to Exhibit 10.10 to the
                Manufacturing  Agreement, dated        Company's Quarterly Report on Form 10-QSB as filed
                October 5, 2004, by and between the    with the U.S. Securities and Exchange Commission on
                Company and Pharmaplaz, LTD            November 15, 2004.
--------------- -------------------------------------- ------------------------------------------------------
10.7            Common Stock Purchase                  Incorporated by reference to Exhibit 10.11 to the
                Agreement(Purchase Agreement II),      Company's Quarterly Report on Form 10-QSB as filed
                dated May12, 2005, by and between      with the U.S. Securities and Exchange Commission on
                the Company and Fusion Capital Fund    May 13, 2005.
                II, LLC
--------------- -------------------------------------- ------------------------------------------------------


--------------- -------------------------------------- ------------------------------------------------------
10.8            Amendment to Common Stock Purchase     Incorporated by reference to Exhibit 10.12 to the
                Agreement, dated December 19, 2005,    Company's Registration Statement on Form SB-2 as
                by and between the Company and         filed with the U.S. Securities and Exchange
                Fusion Capital Fund II, LLC            Commission on December 15, 2005.
--------------- -------------------------------------- ------------------------------------------------------
10.9            Registration Rights Agreement, dated   Incorporated by reference to Exhibit 10.12 to the
                May 12, 2005, by and between the       Company's Quarterly Report on Form 10-QSB as filed
                Company and Fusion Capital Fund II,    with the U.S. Securities and Exchange Commission on
                LLC                                    May 13, 2005.
--------------- -------------------------------------- ------------------------------------------------------
10.10           Norbrook Supply Agreement              Incorporated by reference to Exhibit 1 to the
                                                       Company's Current Report on Form 8-K as filed with
                                                       the U.S. Securities and Exchange Commission on
                                                       September 27, 2005.
--------------- -------------------------------------- ------------------------------------------------------
10.12           Change in Control Severance Plan       Incorporated by reference to Exhibit 10.16 to the
                for  Certain Covered Executives and    Company's Quarterly Report on Form 10-Q as filed
                Employees of Samaritan                 with the U.S. Securities and Exchange Commission on
                Pharmaceuticals, Inc.                  August 14, 2006.
--------------- -------------------------------------- ------------------------------------------------------
10.13           Samaritan Pharmaceuticals, Inc.'s      Incorporated by reference to Exhibit 10.17 to the
                Director/Officer's Indemnification     Company's Quarterly Report on Form 10-Q as filed
                Agreement                              with the U.S. Securities and Exchange Commission on
                                                       August 14, 2006.
--------------- -------------------------------------- ------------------------------------------------------
10.14           Stock Purchase Agreement among         Incorporated by reference to Exhibit 10.18 to the
                Samaritan Pharmaceuticals, Metastatin  Company's Quarterly Report on Form 10-Q as filed
                Pharmaceuticals, and the shareholders  with the U.S. Securities and Exchange Commission on
                of Metastatin Pharmaceuticals.         November 14, 2006.
--------------- -------------------------------------- ------------------------------------------------------
10.15           Samaritan Pharmaceuticals, Inc.'s      Incorporated by reference to Exhibit 10.15 to the
                In-Licensing Agreement with Three      Company's Quarterly Report on Form 10-Q as filed
                Rivers Pharmaceuticals.                with the U.S. Securities and Exchange Commission on
                                                       May 21, 2007.
--------------- -------------------------------------- ------------------------------------------------------
10.16           Samaritan Pharmaceuticals, Inc.'s      Incorporated by reference to Exhibit 10.16 to the
                In-Licensing Agreement with Molteni    Company's Quarterly Report on Form 10-Q as filed
                dated January 1, 2007.                 with the U.S. Securities and Exchange Commission on
                                                       May 21, 2007.
--------------- -------------------------------------- ------------------------------------------------------
10.17           Pharmaplaz Research, Development and   Incorporated by reference to Exhibit 10.1 to the
                Commercialization Collaboration        Company's Quarterly Report on Form 8-K as filed with
                Agreement                              the SEC on March 28, 2007.
--------------- -------------------------------------- ------------------------------------------------------
10.18           Pharmaplaz Research, Development and   Incorporated by reference to Exhibit 10.18 to the
                Commercialization Collaboration        Company's Quarterly Report on Form 10-Q as filed
                Agreement Supplement                   with the U.S. Securities and Exchange Commission on
                                                       May 21, 2007.
--------------- -------------------------------------- ------------------------------------------------------
10.19           Research Collaboration and Licensing   Incorporated by reference to Exhibit 99.2 to the
                Agreement by and between The Research  Company's Current Report on Form 8-K as filed with
                Centre at McGill University,           the U.S. Securities and Exchange Commission on July
                Samaritan Therapeutics, Inc. and       25, 2007.
                Samaritan Pharmaceuticals, Inc.
--------------- -------------------------------------- ------------------------------------------------------


--------------- -------------------------------------- ------------------------------------------------------
10.20           Cooperative Lock Up Agreement          Incorporated by reference to Exhibit 99.2 to the
                between Samaritan Pharmaceuticals,     Company's Current Report on Form 8-K as filed with
                Inc. and Doug Bessert and KD1, Inc.    the U.S. Securities and Exchange Commission on June
                                                       12, 2007.
--------------- -------------------------------------- ------------------------------------------------------
14.1            The Samaritan Pharmaceuticals, Inc.    Incorporated by reference to Exhibit 14.1 to the
                Code of Conduct                        Company's Form 10-KSB as filed with the U.S.
                                                       Securities and Exchange Commission on April 15, 2003.
--------------- -------------------------------------- ------------------------------------------------------
21              List of Subsidiaries                   Incorporated by reference to Exhibit 21 to the
                                                       Company's Quarterly Report on Form 10-QSB as
                                                       filed with the U.S. Securities and Exchange
                                                       Commission on August 15, 2005.
--------------- -------------------------------------- ------------------------------------------------------
23.1            Consent of Independent Registered      Incorporated by reference to Exhibit 23.1 to the
                Public Accounting                      Company's Registration Statement on Form SB-2 as
                Firm                                   filed with the U.S. Securities and Exchange
                                                       Commission on December 15, 2005.
--------------- -------------------------------------- ------------------------------------------------------
23.2            Consent of Nevada Counsel              Incorporated by reference to Exhibit 23.2 to the
                                                       Company's Registration Statement on Form SB-2 as
                                                       filed with the U.S. Securities and Exchange
                                                       Commission on December 15, 2005.
--------------- -------------------------------------- ------------------------------------------------------
31.1            Certification of Chief Executive       Provided herewith
                Officer re: Section 302
--------------- -------------------------------------- ------------------------------------------------------
31.2            Certification of Chief Financial       Provided herewith
                Officer re: Section 302
--------------- -------------------------------------- ------------------------------------------------------
32.1            Certification of Chief Executive       Provided herewith
                Officer re: Section 906
--------------- -------------------------------------- ------------------------------------------------------
32.2            Certification of Chief Financial       Provided herewith
                Officer re: Section 906
--------------- -------------------------------------- ------------------------------------------------------

(B) Current Reports on Form 8-K Filed During The Quarter Ended September 30,
2007

 None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SAMARITAN PHARMACEUTICALS, INC

                                      Dated: November 19, 2007

                                      By: /s/ Eugene Boyle
                                          ---------------------------------
                                          Eugene Boyle,
                                          Chief Financial Officer, Director