Form 10-K
period 2007-12-31
SAMARITAN PHARMACEUTICALS INC
filed 2008-04-14
CIK 1057377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2007 or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to _____ Commission file number 0-26775

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X| Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes |_| No |X| The aggregate market value of Common Stock held by non-affiliates as of June 30, 2007 was $20,179,310. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

The Company had 30,762,672 common shares issued and outstanding as of March 27, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

FORWARD LOOKING STATEMENTS

This document and the documents incorporated by reference herein contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Also, our Company management may make forward-looking statements orally or in writing to investors, analysts, the media and others. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors that could cause actual events or results to be significantly different from those described in the forward-looking statements. Forward-looking statements might include one or more of the following:

  anticipated results of financing activities;

  anticipated clinical trial timelines or results;

  anticipated research and product development results;

  projected regulatory timelines;

  descriptions of plans or objectives of management for future operations, products or services;

  anticipated agreements with marketing partners;

  forecasts of future economic performance; and

  descriptions or assumptions underlying or relating to any of the above items.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts or events. They use words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “opportunity”, “plan”, “potential”, “believe” or words of similar meaning. They may also use words such as “will”, “would”, “should”, “could” or “may.”

We obtained the market data and industry information contained in this Annual Report on Form 10-K from internal surveys, estimates, reports and studies, as appropriate, as well as from market research, publicly available information and industry publications. Although we believe our internal surveys, estimates, reports, studies and market research, as well as industry publications are reliable, we have not independently verified such information, and as such, we do not make any representation as to its accuracy.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We do not intend to update any of the forward-looking statements after the date of this report to conform such statements to actual results except as required by law. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully consider that information before you make an investment decision. You should review carefully the risks and uncertainties identified in this report. This annual report will not be updated as a result of new information or future events.

Table of Contents
Part I
Item 1. Business	4
Item 1A. Risk Factors	16
Item 1B. Unresolved Staff Comments	25
Item 2. Properties	25
Item 3. Legal Proceedings	25
Item 4. Submission of Matters to a Vote of Security Holders	25
Part II
Item 5. Market For Registrant's Common Equity, Related Stockholder Matters
and Issuer's Purchases of Equity Securities	25
Item 6. Selected Financial Data	27
Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations	28
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	41
Item 8. Financial Statements and Supplementary Data	41
Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure	41
Item 9A (T). Controls and Procedures	41
Item 9B. Other Information	42
Part III
Item 10. Directors, Executive Officers and Corporate Governance	43
Item 11. Executive Compensation	47
Item 12. Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters	55
Item 13. Certain Relationships and Related Transactions, and Director Independence	57
Item 14. Principal Accounting Fees and Services	57
Part IV
Item 15. Exhibits, Financial Statement Schedules	59
Signatures

PART I

ITEM 1. BUSINESS

Samaritan Pharmaceuticals, Inc. (including the subsidiaries, referred to as Samaritan, the "Company", "its", "we", and "our"), formed in September 1994, is an entrepreneurial biopharmaceutical company, focused on commercializing innovative therapeutic products to relieve the suffering of patients with Alzheimer's disease; cancer; cardiovascular disease, HIV, and Hepatitis C; as well as, commercializing its acquired marketing and sales rights, to sell fifteen (15) marketed revenue-generating products, in Greece, and/or various Eastern European countries.

Samaritan has partnered its oral entry inhibitor HIV drug SP-01A, a drug that has demonstrated safety and efficacy, in Phase II clinical trials, with Pharmaplaz, Ireland to advance to Phase III clinical trials. In addition, Samaritan aims to commercialize three (3) market drug candidates with late-stage preclinical development programs. Samaritan is evaluating the use of Caprospinol, SP-233 in Alzheimer's disease patients; the use of SP-1000 with acute coronary disease patients; and the use of SP-30 as an "oral treatment" for Hepatitis C patients.

Commercialization Business Model

Our commercialization business model is focused dually on, the partnering of our promising innovative products to pharmaceutical companies; and the acquisition of the marketing and sales rights to revenue-generating marketed products for sales in Greece and Eastern Europe. This model allows Samaritan to focus on our core competencies in drug discovery and drug development. Samaritan seeks to bring its promising innovative therapeutics to Phase II proof of concept clinical trials, and partner compelling drugs before costly Phase III clinical trials. Potential revenue streams with this model could include up-front fees, milestone payments, and participation in the marketing success of partnered products through royalties. In addition, Samaritan licenses branded approved specialty drug products, and its sales and marketing force, registers and commercializes specialty drugs in the niche territories of Greece and Eastern Europe to generate revenue with the goal of eventually sustaining the Company. Our business model is entirely focused on achieving growth and maximizing value for the benefit of our investors.

Marketed Products

Samaritan has collaborative relationships with other pharmaceutical companies to commercialize branded approved prescription products in selected niche territories, such as, in Greece, Albania, Bosnia, Bulgaria, Croatia, Cyprus, Czech Republic, Egypt, FYROM, Hungary, Montenegro, Poland, Romania, Serbia, Slovakia, Slovenia, Syria and Turkey. We use our expertise to register approved drugs with regulatory agencies in the country we have acquired the rights for; and then, upon regulatory approval, we distribute, market and sell these products. Currently, we have in-licensed the rights to sell fifteen (15) drugs, Amphocil from Three Rivers Pharmaceuticals, Elaprase and Replagal from Shire Pharmaceuticals, Infasurf from Ony, Inc, Erwinase, Kidrolase, and the Rapydan pain patch from EUSA, Mepivamol, Methadone, Morphine Sulphate, Naloxone, Naltrexone, Oramorph and Pethidine from Molteni Farmaceutici and Abioklad from Abiogen Pharma. Our efforts are focused on specialist physicians in private practice or at hospitals and major medical centers in our territories. Below is a description of our in-licensed products.

ABIOKLAD(R)

ABIOKLAD(R) (Disodium Clodronate) is a bisphosphonate that binds to calcium and inhibits osteoclastic bone resorption, crystal formation and dissolution, resulting in a reduction of bone turnover. ABIOKLAD(R) is indicated for the control of malignancy-associated hypercalcemia (high levels of calcium in blood), the inhibition of osteolysis (degeneration of bone tissue) resulting malignant tumors and the decrease of bone pain.

ABIOKLAD(R) is an approved FDA prescription product owned by Abiogen Pharmaceuticals, Inc. and marketed by Abiogen Pharmaceuticals, Inc. in the US. Samaritan signed an exclusive distribution deal for Greece and Cyprus with Abiogen Pharmaceuticals on March 14, 2008.

Currently, Samaritan Pharmaceuticals is utilizing the US FDA approved regulatory file in preparing marketing applications for ABIOKLAD(R) with regulatory authorities in Greece and Cyprus to gain country marketing authorization drug approval.

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

AMPHOCIL(R) is an approved FDA prescription product owned by Three Rivers Pharmaceuticals, Inc. and marketed by Three Rivers Pharmaceuticals, Inc. in the US. Samaritan signed an exclusive distribution deal for Greece and Cyprus with Three Rivers on December 14, 2005. Three Rivers added the territory of Ireland to Samaritan's existing exclusive licensing agreement to market Amphocil in Greece and Cyprus in October 2007.

Currently, Samaritan is marketing AMPHOCIL(R) in Greece.

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

On December 19, 2007, the Company received pricing approval for ELAPRASE from the Greek Ministry of Development. On March 1, 2007, Samaritan signed an exclusive licensing agreement with Shire Human Genetic Therapies (SHPGY.O) to market and sell Elaprase in Greece and Cyprus.

Currently, Samaritan is marketing ELAPRASE(R) in Greece.

ERWINASE(R)

ERWINASE(R) is indicated for the treatment of Acute Lymphoblastic Leukemia (ALL). Asparagine is an amino acid that is essential for cell growth; it is produced by most cells, but not all blood cells. Mutated (cancer) cells in ALL rely on asparagine circulating in the blood for growth. L-sparaginase is an enzyme that lowers circulating asparagine levels in the blood thereby depriving the mutated blood cells of asparagine and inhibiting their growth.

On March 10, 2008, Samaritan signed an exclusive agreement with EUSA for the marketing and distribution of the product Erwinase(R) in Greece and Cyprus. Erwinase(R) is an approved FDA prescription product and is owned by EUSA Pharma. and marketed by EUSA Pharma, in the U.S.

Currently, Samaritan Pharmaceuticals is utilizing the US FDA approved regulatory file in preparing marketing applications for Erwinase® with regulatory authorities in Greece and Cyprus to gain country marketing authorization drug approval.

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

On January 16, 2007, Samaritan signed an exclusive agreement with Siraeo, Ltd for the marketing and distribution of the product INFASURF(R) in Turkey, Serbia, Bosnia, Macedonia, Albania, Egypt and Syria. INFASURF(R) is an approved FDA prescription product owned by ONY, Inc. and marketed by Forest Laboratories in the U.S.

Currently, Samaritan Pharmaceuticals is utilizing the US FDA approved regulatory file in preparing marketing applications for INFASURF(R) with regulatory authorities in Turkey, Serbia, Bosnia, F.Y.R.O.M., Albania, Egypt and Syria to gain country marketing authorization drug approval.

KIDROLASE(R)

KIDROLASE(R) is indicated in the treatment of Acute Lymphoblastic Leukemia. Asparagine is an amino acid that is essential for cell growth; it is produced by most cells, but not all blood cells. Mutated (cancer) cells in ALL rely on asparagine circulating in the blood for growth. L-Asparaginase is an enzyme that lowers circulating asparagine levels in the blood thereby depriving the mutated blood cells of asparagine and inhibiting their growth.

On March 10, 2008, Samaritan signed an exclusive agreement with EUSA for the marketing and distribution of the product Kidrolase(R) in Greece and Cyprus. Kidrolase(R) is an approved FDA prescription product and is owned by EUSA Pharma and marketed by EUSA Pharma, in the U.S.

Currently, Samaritan Pharmaceuticals is utilizing the US FDA approved regulatory file in preparing marketing applications for Kidrolase(R) with regulatory authorities in Greece and Cyprus to gain country marketing authorization drug approval.

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

Currently, MORPHINE SULPHATE(R) can only be sold in Greece and Cyprus via a centralized government tender. Samaritan has prepared a tender application for the next request by Greek authorities for applications. Samaritan has received its first tender purchase order of Morphine Sulfate from the Institute of Pharmaceutical Research and Technology (IFET).

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

PETHIDINE(R)

PETHIDINE(R) is indicated for the treatment of moderate to severe pain, and may be prescribed as a preoperative medication, support of anesthesia, and obstetric analgesia.

Samaritan has received its first tender purchase order of Pethidine from the Institute of Pharmaceutical Research and Technology (IFET). On January 1, 2007, Samaritan entered into an exclusive licensing agreement with Molteni Farmaceutici for the marketing and distribution of PETHIDINE(R) in the countries of Greece and Cyprus.

Currently, Pethidine® can only be sold in Greece and Cyprus via a centralized government tender. Samaritan is preparing a tender application for the next request by Greek authorities for applications.

RAPYDAN(R)

RAPYDAN(R) is indicated for local dermal analgesia on intact skin, and consists of a thin, uniform, local anesthetic formulation with an integrated, oxygen-activated heating component that is intended to enhance the delivery of the local anesthetic. The drug formulation is a eutectic mixture of lidocaine 70 mg and tetracaine 70 mg. Rapydan(R) is indicated to provide local dermal analgesia for superficial venous access and superficial dermatological procedures such as excision, electrodessication and shave biopsy of skin lesions.

On August 3, 2007, Samaritan signed an exclusive agreement with EUSA for the marketing and distribution of the product Rapydan(R) in Greece and Cyprus. Rapydan(R) is an approved FDA prescription product under the name SYNERA(R) and is owned by ZARS Pharmaceuticals, Inc. and marketed by Endo Pharmaceuticals, Inc. in the US.

Currently, Samaritan Pharmaceuticals is utilizing the US FDA approved regulatory file in preparing marketing applications for Rapydan® with regulatory authorities in Greece and Cyprus to gain country marketing authorization drug approval.

REPLAGAL(R)

REPLAGAL(R) is a long-term enzyme replacement therapy used to treat patients with a confirmed diagnosis of Fabry Disease. Fabry Disease is caused by a deficiency of an enzyme, alpha-galactosidase A (also called ceramidetrihexosidase), involved in the breakdown of fats.

Replagal(R) will be sold and distributed by Samaritan on a named patient basis until the pricing and the reimbursement of Replagal(R) is established in Greece and Cyprus, with the relevant regulatory authorities.

On April 13, 2007, Samaritan signed an exclusive licensing agreement with Shire Pharmaceuticals for the marketing and sale of Replagal(R) in Greece and Cyprus.

Sales and Marketing

We in-license products that focus on targeting healthcare providers, managed healthcare organizations, specialty distribution companies, government purchasers, and payers.

Product Candidates

A significant portion of our operating expenses are related to the research and development of investigational-stage product candidates. Research and development expenses were $1,733,194 in 2007, $4,667,053 in 2006, and $3,456,301 in 2005.

We currently focus our research and development efforts in the therapeutic areas of Alzheimer's, cancer, cardiovascular and infectious diseases. Any of our programs in these disease areas could become more significant to us in the future, but there can be no assurance that any program in development or investigation will generate viable marketable products. As such, we continually evaluate all product candidates and may, from time to time, discontinue the development of any given program and focus our attention and resources elsewhere. We may choose to address new opportunities for future growth in a number of ways including, but not limited to, internal discovery and development of new products, out licensing and in-licensing of products and technologies, and/or acquisition of companies with products and/or technologies. Any of these activities may require substantial research and development efforts and expenditure of significant amounts of capital. The following summarizes our current product candidate programs with relevant out-licensing deals that the Company has completed.

Alzheimer's disease

SP-233

Caprospinol (SP-233) is a novel Alzheimer's drug candidate that Samaritan believes has the potential to clear beta-amyloid plaque from the brain; a problem that most researchers today believe is the cause of Alzheimer's. Samaritan filed an IND application for Caprospinol on October 30, 2006 and was subsequently granted an IND number by the FDA. The Company believes that Caprospinol could be a significant breakthrough in the treatment of Alzheimer's, and plans to provide the information requested by the FDA in order to continue moving our Caprospinol development program forward.

On December 7, 2006, Samaritan announced that the U.S. Food and Drug Administration (FDA) has completed its regulatory review of our IND (Investigational New Drug) application for Caprospinol and has requested that additional information be submitted in support of the safety of Caprospinol, prior to initiating Samaritan's proposed Phase I clinical study. Samaritan is currently performing additional studies to submit and support the IND submitted to the FDA.

Cardiovascular

SP-1000

SP-1000 is a fast-acting peptide that can be used to clean the blood of excessive cholesterol in acute high cholesterol conditions. SP-1000 plays a role in transformation and binding of LDL cholesterol and raising HDL, the good cholesterol, with immediate results.

To this end, Samaritan's collaborating scientists developed SP-1000 to be a potential hypocholesterolemic agent that acts through a new and novel mechanism of action that is quite distinct to the mechanism of action mediating the effects of statins.

The effectiveness of SP-1000 peptide treatment has been demonstrated in two validated hypercholesterolemia animal models, a genetically engineered mouse model mimicking familial hypercholesterolemia, and in diet-induced hypercholesterolemia guinea pigs.

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

Clinical studies to date suggest that SP-01A prevents HIV from entering cells by inhibiting HIV-1 viral replication through a novel mechanism that is unique to any antiviral drug SP-01A reduces intracellular cholesterol and corticosteroid biosynthesis, which causes the inability of lipid rafts in the cellular membrane to organize, ultimately preventing fusion of an HIV receptor and both the CCR5 and CXCR4 cellular receptors.

On March 28, 2007, Samaritan and Pharmaplaz, a private Irish Healthcare company and a shareholder of Samaritan, signed an agreement (the "Pharmaplaz Agreement") to commercialize SP-01A. Under the terms of the agreement, Pharmaplaz is required to pay Samaritan $10 million upfront. To date, under the Pharmaplaz Agreement, the amount of funds received from Pharmaplaz is $2.15 million; $1.4 million and $750,000 were received during the first and fourth quarter of 2007 respectively. On May 15, 2007, the CEO of Pharmaplaz, Michael Macken, signed a personal guarantee and on May 21, 2007 a stock pledge agreement for 943,291 (split-adjusted) shares of Samaritan Pharmaceuticals to guarantee the balance of the $7.85 million. On May 15, 2007, the amount of shares pledged was worth $1,300,742. On December 31, 2007, the last reported market sale price of our Common Stock was $0.33 and the value of the stock pledge was $311,286. As a result of Pharmaplaz's failure to timely pay the remaining balance of 7.85 million, Pharmaplaz is not in compliance with the terms of the Pharmaplaz Agreement. Samaritan is currently working with Pharmaplaz to collect the past due remaining balance.

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

SP-30

SP-30 has demonstrated promise in preclinical studies as an antiviral therapeutic in the treatment of Hepatitis C (HCV) as well as a therapeutic adjuvant in the treatment of HIV. SP-30 offers several distinctive competitive advantages as a potential oral adjuvant therapeutic in the treatment of HCV infected individuals. SP-30 is uniquely different from other inhibitors of viral replication in that it appears to condition the cell. This unique multiple target mechanism of action provides several advantages.

1.

In HCV infected individuals, SP-30 uses its unique mechanism to build a fence around the cell and prevent viral entry. Consequently, HCV is unable to replicate or mutate and is eventually eradicated by the immune system.

2.	Because SP-30's targets belong to the host cell and not to the virus itself, SP-30 may not be susceptible to the development of resistance.
3.	SP-30 does not appear to be contraindicated with any other currently approved ARV or HCV treatments.

Therefore, based on its favorable in-vitro inhibition data, Samaritan is developing a Phase I clinical study protocol for SP-30 as a potential oral adjuvant therapeutic in the treatment of HCV infected individuals.

Endocrinology

SP-6300

SP-6300 is a new and novel approach for the treatment of Cushing's syndrome, also known as exogenous hypercortisolism. Cushing's syndrome affects adults 20 to 50 with an estimated 10 to 15 of every million people affected each year. Hypercortisolism occurs when the body's tissues are exposed to excessive levels of cortisol for long periods of time.

Many people suffer the symptoms of exogenous hypercortisolism because they take glucocorticoid hormones such as prednisone, dexamethasone (Decadron) and methylprednisolone (Medrol), for asthma, rheumatoid arthritis, lupus and other inflammatory diseases or for immunosuppression after transplantation. People can also develop exogenous hypercortisolism from injectable corticosteroids – for example, repeated injections for joint pain, bursitis and back pain.

On September 18, 2007, Samaritan announced that the U.S. Food and Drug Administration (FDA) has completed its regulatory review of our IND (Investigational New Drug) application for SP-6300.

Non Drug Products

Alzheimer's Diagnostic Blood Test

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

Alzheimer's Rat Model Tool to Test New Drugs

We have developed an animal model that mimics the human phenotype of Alzheimer's disease pathology. We believe this Alzheimer's Rat Model will likely provide pharmaceutical companies the means to rapidly screen and develop therapeutics to control Alzheimer's disease.

Collaborations, Alliances, and Investments

The Research Institute of McGill University Health Centre and Samaritan Therapeutics

On July 1, 2007, Samaritan executed research collaboration (the "Research Collaboration") with the Research Institute of McGill University Health Centre and Samaritan Therapeutics over a ten-year period through 2017 to discover and develop new compounds. The budget is for $1,000,000 paid over four (4) quarterly payments of $250,000, is unallocated, and covers the general research and development effort. Under the Research Collaboration, the Company receives worldwide exclusive rights, excluding Canada, to any novel therapeutic agents or diagnostic technologies that may result from the Research Collaboration. Samaritan Therapeutics receives exclusive rights to the Canadian market to any novel therapeutic agents or diagnostic technologies that may result from the Research Collaboration.

Under the Research Collaboration, Samaritan receives worldwide exclusive rights to any novel therapeutic agents or diagnostic technologies that may result from the Research Collaboration. Dr. Vassilios Papadopoulos, Dr. Janet Greeson, Dr. Thomas Lang and Dr. Wolfgang Renz lead our team of eight (8) research professionals (including five (5) Ph.D. level research scientists) who have expertise in the fields of endocrinology, pharmacology, cell biology, organic and steroid chemistry, and computer modeling. We are not obligated to pay the Research Collaboration any milestone payments. Our collaborators are entitled to receive royalties based on our revenue from product sales and sublicenses, if any. Samaritan Pharmaceuticals and Samaritan Therapeutics have both assumed responsibility, at their own individual expense, for the process of seeking any regulatory approvals for and conducting clinical trials with respect to any licensed product or application of the licensed technology. Samaritan controls and has the financial responsibility for the prosecution and maintenance in respect to any patent rights related to the licensed technology.

Pharmaplaz, LTD

Samaritan and Pharmaplaz, a private Irish Healthcare company and a shareholder of Samaritan, have an agreement (the "Pharmaplaz Agreement") to commercialize SP-01A. Under the terms of the agreement, Pharmaplaz is required to pay Samaritan $10 million upfront. To date, under the Pharmaplaz Agreement, Samaritan has received $2.15 million, with a balance of $7.85 million remaining.

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

Three Rivers Pharmaceuticals(R)

On December 12, 2005, Samaritan signed a ten-year (with five-year automatic renewals) exclusive licensing agreement with Three Rivers Pharmaceuticals, Inc. for the marketing of Amphocil, a prescription drug in Greece; authorization is pending for Cyprus and Ireland.

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

EUSA Pharma

On August 3, 2007, Samaritan signed an exclusive agreement with EUSA for the marketing and distribution of the product RAPYDAN(R) in Greece and Cyprus. Rapydan(R) is an approved FDA prescription product under the name SYNERA(R) and is owned by ZARS Pharmaceuticals, Inc. and marketed by Endo Pharmaceuticals, Inc. in the US.

On March 10, 2008, Samaritan signed an exclusive agreement with EUSA for the marketing and distribution of the products ERWINASE(R) and KIDROLASE(R) in Greece and Cyprus. Erwinase(R) and Kidrolase are approved FDA prescription products and are owned by EUSA Pharma and marketed by EUSA Pharma, in the U.S.

EUSA Pharma is a specialty pharma company with a strong and growing portfolio of specialty hospital medicines which has been built through the acquisition of Talisker Pharmaceuticals in July 2006 and OPI in March 2007. Its primary marketed products are Erwinase(R) Rapydan(R), Kidrolase(R), Fomepizole(R) and Xenazine(R). In addition, it has an active development pipeline including candidates in rheumatoid arthritis and Alzheimer’s disease, schizophrenia and Lambert Eaton Syndrome.

Abiogen Pharma

Abiogen Pharma is a private Italian pharmaceutical company, founded in Pisa in 1997, involved in R&D, manufacturing and marketing. Abiogen has a prestigious R&D pipeline, has demonstrated significant skills in innovative compound development and is now broadening into the biotechnological field. Abiogen’s research on the osteo-articular metabolism led to the marketing of four bisphosphonates and established Abiogen Pharma as a unique world-wide company.

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

Our marketed products, ABIOKLAD(R), AMPHOCIL(R), ELAPRASE(R), ERWINASE(R), INFASURF(R), KIDROLASE(R), MEPIVAMOL(R), METHADONE(R), MORPHINE SULPHATE(R), NALOXONE(R), NALTREXONE(R), ORAMORPH(R), PETHIDINE(R), RAPYDAN(R) and REPLAGAL(R) are covered by trademark and patents by their respective owners.

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

PATENT SUMMARY TABLE				TRADEMARK SUMMARY TABLE
Item	Issued	Pending	Total	Item	Issued	Pending	Total
US Patents	13	21	34	US Trademarks	3	0	3
Foreign Patents	28	76	94	Foreign Trademarks	1	0	1
Total	41	97	128	Total	4	0	4

Our trademarks for our marketed products are not included in the above list, since they are trademarked by our partners. On March 1, 2007, Samaritan announced that we had completed our acquisition of Metastatin Pharmaceuticals, a biopharmaceutical company engaged in the development of cytostatic and anti-metastatic therapies for the management of cancer. As part of the acquisition of Metastatin, Samaritan acquired several patent rights which have been included in the table above.

Manufacturing

The Company has no commercial–scale manufacturing facilities for our products. For our products that we are developing, we plan to establish relationships with third-party suppliers to manufacture sufficient quantities of our product candidates to undertake clinical trials and to manufacture sufficient quantities of any products that are approved for commercial sale. If we are unable to contract for large-scale manufacturing with third parties on acceptable terms for our future products and are unable to develop manufacturing capabilities internally, our ability to conduct large-scale clinical trials and to meet customer demand for commercial products would be adversely affected. For our products that we have commercial sales for, we purchase the product from our respective partner.

Government Regulation

Our pharmaceutical products are subject to extensive government regulation in the United States. If we distribute our products abroad, these products will also be subject to extensive foreign government regulation. In the United States, the FDA regulates pharmaceutical products. FDA regulations govern the testing, manufacturing, advertising, promotion, labeling, sale and distribution of our products.

In general, the FDA approval process for drugs includes, without limitation:

• preclinical studies;

• submission of an Investigational New Drug Application, or IND, for clinical trials;

• adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

• submission of an NDA to obtain marketing approval;

• review of the NDA; and

• inspection of the facilities used in the manufacturing of the drug to assess compliance with the FDA’s current Good Manufacturing Practice, or cGMP, regulations.

The NDA must include comprehensive and complete descriptions of the preclinical testing, clinical trials, and the chemical, manufacturing and control requirements of a drug that enable the FDA to determine the drug’s safety and efficacy. An NDA must be submitted by Samaritan, and filed and approved by the FDA before any of our drugs can be marketed commercially in the United States.

The FDA testing and approval process requires substantial time, effort and money. We cannot assure that any approval will ever be granted.

Preclinical studies include laboratory evaluation of the product, as well as animal studies to assess the potential safety and effectiveness of the product. These studies must be performed according to good laboratory practices. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of the IND.

Clinical trials may begin 30 days after the IND is received, unless the FDA raises concerns or questions about the conduct of the clinical trials. If concerns or questions are raised, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed.

We cannot assure that submission of an IND will result in authorization to commence clinical trials. Nor can we assure that if clinical trials are approved, that data will result in marketing approval. Clinical trials involve the administration of the product that is the subject of the trial to volunteers or patients under the supervision of a qualified principal investigator. Each clinical trial must be reviewed and approved by an independent institutional review board at each institution at which the study will be conducted. The institutional review board will consider, among other things, ethical factors, safety of human subjects and the possible liability of the institution. Also, clinical trials must be performed according to good clinical practices. Good clinical practices are enumerated in FDA regulations and guidance documents.

Clinical trials typically are conducted in three sequential phases: Phases I, II and III, with Phase IV studies conducted after approval. Drugs for which Phase IV studies are required include those approved under accelerated approval regulations. The four phases may overlap. In Phase I clinical trials, the drug is usually tested on a small number of healthy volunteers to determine:

  safety;

  any adverse effects;

  proper dosage;

  absorption;

  metabolism;

  distribution;

  excretion; and

  other drug effects.

In Phase II clinical trials, the drug is usually tested on a limited number of subjects (generally up to several hundred subjects) to preliminarily evaluate the efficacy of the drug for specific, targeted indications, determine dosage tolerance and optimal dosage, and identify possible adverse effects and safety risks.

In Phase III clinical trials, the drug is usually tested on a larger number of subjects (up to several thousand), in an expanded patient population and at multiple clinical sites. The FDA may require that we suspend clinical trials at any time on various grounds, including if the FDA makes a finding that the subjects are being exposed to an unacceptable health risk.

In Phase IV clinical trials or other post-approval commitments, additional studies and patient follow-up are conducted to gain experience from the treatment of patients in the intended therapeutic indication. Additional studies and follow-up are also conducted to document a clinical benefit where drugs are approved under accelerated approval regulations and based on surrogate endpoints. In clinical trials, surrogate endpoints are alternative measurements of the symptoms of a disease or condition that are substituted for measurements of observable clinical symptoms. Failure to promptly conduct Phase IV clinical trials and follow-up could result in expedited withdrawal of products approved under accelerated approval regulations.

The facilities, procedures, and operations of our contract manufacturers must be determined to be adequate by the FDA before product approval. Manufacturing facilities are subject to inspections by the FDA for compliance with cGMP, licensing specifications, and other FDA regulations before and after an NDA has been approved. Foreign manufacturing facilities are also subject to periodic FDA inspections or inspections by foreign regulatory authorities. Among other things, the FDA may withhold approval of NDAs or other product applications of a facility if deficiencies are found at the facility. Vendors that supply us finished products or components used to manufacture, package and label products are subject to similar regulation and periodic inspections.

Following such inspections, the FDA may issue notices on Form 483 and Warning Letters that could cause the Company to modify certain activities identified during the inspection. A Form 483 notice is generally issued at the conclusion of an FDA inspection and lists conditions the FDA investigators believe may violate cGMP or other FDA regulations. FDA guidelines specify that a Warning Letter be issued only for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action.

In addition, the FDA imposes a number of complex regulatory requirements on entities that advertise and promote pharmaceuticals, including, but not limited to, standards and regulations for direct-to-consumer advertising, off-label promotion, industry sponsored scientific and educational activities, and promotional activities involving the Internet.

Failure to comply with FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of NDAs, injunctions and criminal prosecution. Any of these actions could have a material adverse effect on us.

For marketing outside the United States, we also are subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product approval, pricing and reimbursement vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained before manufacturing or marketing the product in those countries. The approval process varies from country to country and the time required for such approvals may differ substantially from that required for FDA approval. We cannot assure you that clinical trials conducted in one country will be accepted by other countries or that approval in one country will result in approval in any other country. For clinical trials conducted outside the United States, the clinical stages are generally comparable to the phases of clinical development established by the FDA.

In the United States, physicians, hospitals and other healthcare providers that purchase pharmaceutical products generally rely on third-party payers, principally private health insurance plans, Medicare and, to a lesser extent, Medicaid, to reimburse all or part of the cost of the product and procedure for which the product is being used. Even if a product is approved for marketing by the FDA, there is no assurance that third-party payers will cover the cost of the product and related medical procedures. Although they are not required to do so, private health insurers often follow the Medicare program’s lead when determining whether or not to reimburse for a drug. To support our applications for reimbursement coverage with Medicare and other major third-party payers, we intend to use data from clinical trials. The lack of satisfactory reimbursement for our drug products would limit their widespread use and lower potential product revenues.

Reimbursement systems in international markets vary significantly by country and, within some countries, by region. Reimbursement approvals must be obtained on a country-by-country basis. In many foreign markets, including markets in which we anticipate selling our products, the pricing of prescription pharmaceuticals is subject to government pricing control. In these markets, once marketing approval is received, pricing negotiations could take another six to twelve months or longer. As in the United States, the lack of satisfactory reimbursement or inadequate government pricing of our products would limit their widespread use and lower potential product revenues.

Federal, state and local laws of general applicability, such as laws regulating working conditions, also govern us. In addition, we are subject to various federal, state and local environmental protection laws and regulations, including those governing the discharge of material into the environment. We do not expect the costs of complying with such environmental provisions to have a material effect on our earnings, cash requirements or competitive position in the foreseeable future.

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

Employees

As of December 31, 2007, we have twenty (20) employees consistent of sixteen (16) full-time employees and four (4) part time employees. Of our employees, sixteen (16) are engaged in pharmaceutical, research, development or sales activities, two (2) are engaged in administration and finance, and two (2) are Information Technology employees. Additionally, Samaritan has eight (8) research professionals (including five (5) Ph.D. level research scientists) who work under the Research Collaboration with The Research Institute of McGill University Health Centre. Further, we make extensive use of another fifteen (15) consultants including Dr. Papadopoulos, our Key Scientific Consultant.

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

Available Information

Our website address is www.samaritanpharma.com. The contents of our website are not part of this annual report. We make available on our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, any current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after this material is electronically filed with or furnished to the U.S. Securities and Exchange Commission, or SEC. In addition, we provide paper copies of our filings free of charge upon request.

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

RISKS ASSOCIATED WITH OUR BUSINESS

We Have A Limited Operating History With Significant Losses And Expect Losses To Continue In The Near Future

We have yet to establish any history of profitable operations. We have incurred annual operating losses of $3,025,998 and $7,572,746 during the years ended December 31, 2007 and 2006 respectively. As a result, at December 31, 2007, we had an accumulated deficit of $44,335,140. To date, our revenues have not been sufficient to sustain our operations. Our profitability will require the successful commercialization of one or more drugs for our territories in Eastern Europe as well as the out-licensing of our internal development programs in Alzheimer's, cancer, cardiovascular disease, and infectious diseases. Currently, the Company has in-licensed fifteen (15) products to be marketed and distributed in our Eastern Europe territories. No assurances can be given when this will occur or when we will become profitable.

--------------------------------------------------------------------------------

We Will Need Additional Capital In The Future, But Our Access To Such Capital Is Uncertain.

Our current resources are insufficient to fund all of our planned development and commercialization efforts. As of December 31, 2007, we have a working capital deficiency and we had cash, cash equivalents, and marketable securities of approximately $287,571. On March 28, 2007, Samaritan and Pharmaplaz, a private Irish Healthcare company and a shareholder of Samaritan, signed an agreement (the "Pharmaplaz Agreement") to commercialize SP-01A. Under the terms of the agreement, Pharmaplaz is required to pay Samaritan $10 million upfront. To date, under the Pharmaplaz Agreement, the amount of funds received from Pharmaplaz is $2.15 million; $1.4 million and $750,000 were received during the first and fourth quarter of 2007 respectively. On May 15, 2007, the CEO of Pharmaplaz, Michael Macken, signed a personal guarantee and on May 21, 2007 a stock pledge agreement for 943,291 (split-adjusted) shares of Samaritan Pharmaceuticals to guarantee the balance of the $7.85 million. On May 15, 2007, the amount of shares pledged was worth $1,300,742. On December 31, 2007, the last reported market sale price of our Common Stock was $0.33 and the value of the stock pledge was $311,286. As a result of Pharmaplaz's failure to timely pay the remaining balance of 7.85 million, Pharmaplaz is not in compliance with the terms of the Pharmaplaz Agreement. Samaritan is currently working with Pharmaplaz to collect the past due remaining balance.

At our current level of expenditures and profits from our sales in Eastern Europe, we believe that our cash resources are not adequate to meet our requirements into 2009. Our capital needs will depend on many factors, including our research and development activities, the scope and timing of our clinical trial programs, the timing of regulatory approval for our products under development and the successful commercialization of our products. Our needs may also depend on the magnitude and scope of these activities, the progress and the level of success in our clinical trials, the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of collaboration and existing licensing arrangements, the establishment of new collaboration and licensing arrangements and the cost of manufacturing scale-up and development of marketing activities, if undertaken by us. We do not have committed external sources of funding. If adequate funds are not available, we may be required to:

  delay, reduce the scope of, or eliminate one or more of our research and development programs;

  obtain funds through arrangements with collaboration partners or others that may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to retain in order to develop or commercialize them ourselves;

  license rights to technologies, product candidates or products on terms that are less favorable to us than might otherwise be available; or

We intend to actively seek new financing from time to time to provide financial support for our activities. If we raise additional funds by issuing additional stock, further dilution to our stockholders may result, and new investors could have rights superior to existing stockholders. If funding is insufficient at any time in the future, we may be unable to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures, which could have a material adverse effect on our business.

--------------------------------------------------------------------------------

Our Independent Registered Public Accounting Firm Has Issued An Unqualified Opinion With An Explanatory Paragraph, To The Effect That There Is Substantial Doubt About Our Ability To Continue As A Going Concern.

The Company’s independent registered public accounting firm has issued an unqualified opinion with an explanatory paragraph, to the effect that there is substantial doubt about the Company’s ability to continue as a going concern. This unqualified opinion with an explanatory paragraph could have a material adverse effect on the business, financial condition, results of operations and cash flows of the Company.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has generated minimal revenues and experienced an accumulated deficit of $44,335,140 through December 31, 2007. For the year ended December 31, 2007 and 2006, the Company incurred net losses of $3,025,998 and $7,572,746, respectively and used cash flows from operations of $1,347,122 and $6,248,128, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

We have no committed sources of capital and do not know whether additional financing will be available when needed on terms that are acceptable, if at all. Our current lack of resources is exacerbated by our inability to date to collect the remaining balance from Pharmaplaz. The addition of this going concern statement from our independent registered public accounting firm may discourage some investors from purchasing our Common Stock or providing alternative capital financing. The failure to satisfy our capital requirements will adversely affect our business, financial condition, results of operations and prospects.

Unless we raise additional funds, either through the sale of equity securities or one or more collaborative arrangements, we will need to reduce our research and development and significantly reduce our workforce and our operating expenses. If we do not take these actions, we will not have sufficient funds to continue operations. Even if we take these actions, they may be insufficient, particularly if our costs are higher than projected or unforeseen expenses arise. Reducing our research and development or significantly reducing our workforce or operating expenses will adversely affect our business and prospects.

If We Do Not Receive And Maintain Regulatory Approvals For Our Products Or Product Candidates, We Will Not Be Able To Commercialize Our Products, Which Would Substantially Impair Our Ability To Generate Revenues And Materially Harm Our Business And Financial Condition.

Approval from the FDA is necessary to manufacture and market pharmaceutical products in the United States. The regulatory approval process is extensive, time-consuming and costly, and the FDA may not approve additional product candidates, or the timing of any such approval may not be appropriate for our product launch schedule and other business priorities, which are subject to change.

Clinical testing of pharmaceutical products is also a long, expensive and uncertain process. Even if initial results of preclinical studies or clinical trial results are positive, we may obtain different results in later stages of drug development, including failure to show desired safety and efficacy. The clinical trials of any of our product candidates could be unsuccessful, which would prevent us from obtaining regulatory approval and commercializing the product.

FDA approval of our products can be delayed, limited or not granted for many reasons, including, among others:

  FDA officials may not find a product candidate safe or effective to merit an approval;

  FDA officials may not find that the data from preclinical testing and clinical trials justifies approval, or they may require additional studies that would make it commercially unattractive to continue pursuit of approval;

  the FDA might not approve the processes or facilities of our contract manufacturers or raw material suppliers or our manufacturing processes or facilities;

  the FDA may change its approval policies or adopt new regulations; and

  the FDA may approve a product candidate for indications that are narrow or under conditions that place our product at a competitive disadvantage, which may limit our sales and marketing activities or otherwise adversely impact the commercial potential of a product.

If the FDA does not approve our product candidates in a timely fashion on commercially viable terms or we terminate development of any of our product candidates due to difficulties or delays encountered in clinical testing and the regulatory approval process, it will have a material adverse impact on our business.

--------------------------------------------------------------------------------

If Our Products Do Not Gain Market Acceptance, Our Business Will Suffer Because We Might Not Be Able To Fund Future Operations.

A number of factors may affect the market acceptance of our products or any other products we develop or acquire, including, among others:

  the price of our products relative to other therapies for the same or similar treatments;

  the perception by patients, physicians and other members of the health;

  care community of the safety and effectiveness of our products for their prescribed treatments;

  the availability of satisfactory levels, or at all, of third party reimbursement for our products and related treatments;

  our ability to fund our sales and marketing efforts; and

  the effectiveness of our sales and marketing efforts.

In addition, our ability to market and promote our products is restricted to the labels approved by the FDA. If the approved labels are restrictive, our sales and marketing efforts and market acceptance and the commercial potential of our products may be negatively affected.

If our products do not gain market acceptance, we may not be able to fund future operations, including the development or acquisition of new product candidates and/or our sales and marketing efforts for our approved products, which would cause our business to suffer.

--------------------------------------------------------------------------------

If We Fail To Properly Manage Our Anticipated Growth, Our Business Could Suffer.

Rapid growth of our business is likely to place a significant strain on our managerial, operational and financial resources and systems. To manage our anticipated growth successfully, we must attract and retain qualified personnel and manage and train them effectively. We are dependent on our personnel and third parties to effectively manufacture, market, sell and distribute our products. We will also continue to depend on our personnel and third parties to successfully develop and acquire new products. Further, our anticipated growth will place additional strain on our suppliers and manufacturers, resulting in increased need for us to carefully manage these relationships and monitor for quality assurance. Although we may not grow as we expect, if we fail to manage our growth effectively or to develop and expand a successful commercial infrastructure to support marketing and sales of our products, our business and financial results will be materially harmed. In addition, we have certain raw materials manufactured in foreign countries. We may also elect in the future to market certain of our products, and perhaps have certain of our products or certain additional raw materials manufactured, in foreign countries. Many other countries, including the countries where the Company currently markets products have similar requirements as the United States for the manufacture, marketing, and sale of pharmaceutical products.

--------------------------------------------------------------------------------

The Company's License Agreements May Be Terminated In The Event Of A Breach

The license agreements pursuant to which the Company has licensed its core technologies for its potential drug products permit the licensors to terminate such agreements under certain circumstances, such as the failure by the licensee to use its reasonable best efforts to commercialize the subject drug or the occurrence of any uncured material breach by the licensee. The license agreements also provide that the licensor is primarily responsible for obtaining patent protection for the licensed technology, and the licensee is required to reimburse the licensor for costs it incurs in performing these activities. The license agreements also require the payment of specified royalties. Any inability or failure to observe these terms or pay these costs or royalties may result in the termination of the applicable license agreement in certain cases. The termination of any license agreement could force us to curtail our business operations. As of April 11, 2008, Samaritan Pharmaceuticals and Samaritan Therapeutics' payment to McGill University is in arrears, which may permit our collaborator to terminate the research and development agreement. The termination of any license agreement could force us to curtail our business operations. As of the April 11, 2008, Samaritan Pharmaceuticals and Samaritan Therapeutics’ payment to McGill University is in arrears, which may permit our collaborator to terminate the research and development agreement. Currently, all parties are in discussion to bring the balance in arrears current.

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

--------------------------------------------------------------------------------

The Company's Success Will Be Dependent Upon The Licenses And Proprietary Rights It Receives From Other Parties, And On Any Patents It May Obtain

The Company and Samaritan Therapeutics Canada, have signed a Research Collaboration and Licensing Agreement with The Research Institute of McGill University Health Centre (RI-MUHC) in Montreal, Canada, to advance its promising pipeline into clinical trial status and develop new innovative drug candidates. Once drug candidates, derived from the collaborative research, are clinically-validated and deemed to hold promise, Samaritan Therapeutics will continue to develop the drug candidate in Canada, while Samaritan Pharmaceuticals will focus on the drug candidate's process through regulatory agencies and its commercialization throughout the rest of the world.

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

We may also rely on unpatented trade secrets and expertise to maintain a competitive position, which we seek to protect, in part, by confidentiality agreements with employees, consultants and others. There can be no assurance these agreements will not be breached or terminated, that we will have adequate remedies for any breach or that trade secrets will not otherwise become known or be independently discovered by competitors.

--------------------------------------------------------------------------------

We Are Faced With Intense Competition And Industry Changes, Which May Make It More Difficult For Us To Achieve Significant Market Penetration.

The pharmaceutical and biotech industry generally is characterized by rapid technological change, changing customer needs, and frequent new product introductions. If our competitors' existing products or new products are more effective than or considered superior to our products, the commercial opportunity for our products will be reduced or eliminated. We face intense competition from companies in our marketplace as well as companies offering other treatment options. Many of our potential competitors are significantly larger than we are and have greater financial, technical, research, marketing, sales, distribution and other resources than we do. We believe there will be intense price competition for products developed in our markets. Our competitors may develop or market technologies and products that are more effective or commercially attractive than any that we are developing or marketing. Our competitors may obtain regulatory approval, and introduce and commercialize products before we do. These developments could force us to curtail or cease our business operations. Even if we are able to compete successfully, we may not be able to do so in a profitable manner.

--------------------------------------------------------------------------------

If We Are Unable To Continue Product Development, Our Business Will Suffer

Our growth depends in part on a continued ability to successfully develop our products. We may experience difficulties that could delay or prevent the successful development and commercialization of these products. Our products in development may not prove safe and effective in clinical trials. Clinical trials may identify significant technical or other obstacles that must be overcome before obtaining necessary regulatory or reimbursement approvals. In addition, our competitors may succeed in developing commercially viable products that render our products obsolete or less attractive. Failure to successfully develop and commercialize new products and enhancements would likely have a significant negative effect on our financial prospects.

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

--------------------------------------------------------------------------------

If We Are Unable To Protect Our Intellectual Property, We May Not Be Able To Operate Our Business Profitably

Our success will depend to a significant degree on our ability to secure and protect intellectual property rights and to enforce patent and trademark protections relating to our technology which we license. From time to time, litigation may be advisable to protect our intellectual property position. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Any litigation in this regard could be costly, and it is possible that we will not have sufficient resources to fully pursue litigation or to protect our intellectual property rights. It could result in the rejection or invalidation of our existing and future patents. Any adverse outcome in litigation relating to the validity of our patents, or any failure to pursue litigation or otherwise to protect our patent position, could force us to curtail or cease our business operations. Also, even if we prevail in litigation, the litigation would be costly in terms of management distraction as well as in terms of money. In addition, confidentiality agreements with our employees, consultants, customers, and key vendors may not prevent the unauthorized disclosure or use of our intellectual property. It is possible that these agreements could be breached or that they might not be enforceable in every instance, and that we might not have adequate remedies for any such breach. Enforcement of these agreements may be costly and time consuming. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States.

--------------------------------------------------------------------------------

If We Are Unable To Operate Our Business Without Infringing Upon The Intellectual Property Rights Of Others, We May Not Be Able To Operate Our Business Profitably.

Our success depends on our ability to operate without infringing upon the proprietary rights of others. We endeavor to follow developments in our field, and we do believe that we have freedom to operate with respect to our core technologies. To the extent that planned or potential products would infringe patents or other intellectual property rights held by third parties, we would need licenses under such patents or other intellectual property rights to continue development and marketing of our products protected by those third party patents or other intellectual property rights. Any required licenses may not be available on acceptable terms, if at all. If we do not obtain such licenses, we may need to design around other parties’ patents or we may not be able to proceed with the development, manufacture or sale of our products.

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

--------------------------------------------------------------------------------

Insurance Coverage Is Increasingly More Difficult To Obtain or Maintain

Obtaining insurance for our business, property and products is increasingly more costly and narrower in scope, and we may be required to assume more risk in the future. If we are subject to third party claims or suffer a loss or damage in excess of our insurance coverage, we may be required to bear that risk in excess of our insurance limits. Furthermore, any first-or-third-party claims made on any of our insurance policies may impact our ability to obtain or maintain insurance coverage at reasonable costs or at all in the future.

--------------------------------------------------------------------------------

Our Success Will Depend On Our Ability To Attract And Retain Key Personnel

In order to execute our business plan, we need to attract, retain and motivate a significant number of highly qualified managerial, technical, financial and sales personnel. If we fail to attract and retain skilled scientific and marketing personnel, our research and development and sales and marketing efforts will be hindered. Our future success depends to a significant degree upon the continued services of key management personnel, including Dr. Janet Greeson, our Chief Executive Officer, President and Chairman of the Board of Directors, and Dr. Vassilios Papadopoulos, Chief Scientist of the Science of Technology Advisory Committee and our key consultant. We do not maintain key man insurance on either of these individuals. The loss of their services could delay our product development programs and our research and development efforts at the Research Centre of McGill University. In addition, the loss of Dr. Greeson is grounds for our Research Collaboration with the Research Centre of McGill University Health Centre to terminate. In addition, competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense and we cannot be assured that we would be able to recruit qualified personnel on commercially acceptable terms, or at all, to replace them.

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

--------------------------------------------------------------------------------

RISKS ASSOCIATED WITH AN INVESTMENT IN OUR COMMON STOCK

Our Stock Is Currently Listed On The OTC Bulletin Board Which Limits The Trading Of Our Stock

Our Common Stock currently trades on the OTC Bulletin Board which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in obtaining future financing. Broker-dealers who sell stock on the OTC market must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This document provides information about our Common Stock and the nature and level of risks involved in investing in the OTC market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that our Common Stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. Broker-dealers must also provide customers that hold OTC stock in their accounts with such broker-dealer a monthly statement containing price and market information relating to the OTC stock. If an OTC stock is sold in violation of the OTC stock rules, purchasers may be able to cancel their purchase and get their money back. If applicable, the OTC stock rules may make it difficult for investors to sell their shares of our Common Stock. Because of the rules and restrictions applicable to an OTC market stock, there is less trading in OTC stocks and the market price of our Common Stock may be adversely affected. Also, many brokers choose not to participate in OTC stock transactions. Accordingly, purchasers may not always be able to resell shares of our Common Stock publicly at times and prices that they feel are appropriate.

A Sale Of A Substantial Number Of Shares Of Our Common Stock May Cause The Price Of Our Common Stock To Decline.

If our stockholders sell substantial amounts of our Common Stock in the public market, the market price of our Common Stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Several of our shareholders hold restricted common stock that may be eligible for sale pursuant to Rule 144 under the Securities Act of 1933. Sales of our Common Stock by certain present stockholders under Rule 144 may, in the future, have a depressive effect on the market price of our securities. In addition, the sale of shares by officers and directors and other affiliated shareholders may also have a depressive effect on the market for our securities.

Because We Do Not Intend To Pay Dividends, You Will Benefit From An Investment In Our Common Stock Only If It Appreciates In Value.

We have paid no cash dividends on any of our Common Stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future. The success of your investment in our Common Stock will likely depend entirely upon any future appreciation. There is no guarantee that our Common Stock will appreciate in value or even maintain the price at which you purchased your shares.

The Market Price Of Our Common Stock Is Highly Volatile.

The market price of our Common Stock has been and is expected to continue to be highly volatile. Various factors, including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights may have a significant impact on the market price of our Common Stock. If our operating results are below the expectations of securities analysts or investors, the market price of our Common Stock may fall abruptly and significantly.

Future sales of our Common Stock, including shares issued upon the exercise of outstanding options and warrants or hedging or other derivative transactions with respect to our Common Stock, could have a significant negative effect on the market price of our Common Stock. These sales also might make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we would deem appropriate.

We may enter into registration rights agreements in connection with certain financings pursuant to which we agreed to register for resale by the investors the shares of Common Stock issued. Sales of these shares could have a material adverse effect on the market price of our shares of Common Stock.

--------------------------------------------------------------------------------

Under Provisions Of The Company's Articles Of Incorporation, Bylaws And Nevada Law, The Company's Management May Be Able To Block Or Impede A Change In Control

The issuance of blank check preferred stock, where the Board of Directors can designate rights or preferences, may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, a majority of our voting stock. These and other provisions in our Articles of Incorporation (restated as last amended June 10, 2005) and in our Bylaws (restated as last amended March 20, 2008), as well as certain provisions of Nevada law, could delay or impede the removal of incumbent directors and could make it more difficult to effect a merger, tender offer or proxy contest involving a change of control of the Company, even if such events could be beneficial to the interest of the shareholders as a whole. Such provisions could limit the price that certain investors might be willing to pay in the future for our Common Stock.

--------------------------------------------------------------------------------

Officers and Directors Liabilities Are Limited Under Nevada Law

Pursuant to the Company's Articles of Incorporation (restated as last amended June 10, 2005) and Bylaws (restated as last amended March 20, 2008), and as authorized under applicable Nevada law, Directors are not liable for monetary damages for breach of fiduciary duty, except in connection with a breach of the duty of loyalty for (a) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (b) for dividend payments or stock repurchases illegal under applicable Nevada law or (c) any transaction in which a Director has derived an improper personal benefit. The Company's Articles of Incorporation (restated as last amended June 10, 2005) and Bylaws (restated as last amended March 20, 2008) provide that the Company must indemnify its officers and Directors to the fullest extent permitted by applicable Nevada law for all expenses incurred in the settlement of any actions against such persons in connection with their having served as officers or Directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES

The Company's executive offices are currently located at 101 Convention Center Drive, Suite 310, Las Vegas, Nevada 89109. The Company has a 2,601 square foot office space which is rented at a base rent of $4,811.85 per month. In addition, pursuant to a research collaboration, the Research Institute of the McGill University Health Centre provides office and laboratory space at the Samaritan Research Laboratories.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's Common Stock is traded on the Over the Counter Bulletin Board under the symbol "SPHC.OB". The following table sets forth the range of high and low bid prices for our Common Stock for each quarter within the last three (3) fiscal years. Such quotes reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. The quotations may be rounded for presentation.

			FISCAL YEAR ENDED

	December 31, 2007		December 31, 2006		December 31, 2005

	High	Low	High	Low	High	Low

First Quarter	$0.38	$0.17	$0.91	$0.30	$1.14	$0.45
Second Quarter	$0.31	$0.16	$0.71	$0.36	$0.92	$0.35
Third Quarter	$1.35	$0.16	$0.56	$0.29	$0.71	$0.33
Fourth Quarter	$0.84	$0.25	$0.34	$0.17	$0.57	$0.38

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

Recent Sales of Unregistered Securities

The following discussion sets forth securities sold by the Company in the last three (3) fiscal years. These securities were shares of Common Stock of the Company. They were sold for cash and, unless otherwise noted, sold in private transactions to persons believed to be of a class of accredited investors not affiliated with the Company unless otherwise noted and purchasing the shares with investment intent, and the Company relied upon, among other possible exemptions, Section 4(2) of the Securities Act of 1933, as amended. The Company's reliance on said exemption was based upon the fact no public solicitation was used by the Company in the offer or sale, and the securities were legend shares, along with a notation at the respective transfer agent, restricting the shares from sale or transfer as is customary with reference to Rule 144 of the SEC.

During the fiscal year ending December 31, 2007, the Company exchanged 4,334,353 shares of Common Stock for $3,612,258, which includes $231,500 that was actually received during 2006 and recorded as common stock to be issued at 12/31/2006. The Company had no exercise of stock options during the year.

During the fiscal year ending December 31, 2006, the Company exchanged 7,212,500 shares of Common Stock for $2,045,000. The Company also issued 450,926 shares upon the exercise of stock options and the receipt of $64,500.

During the fiscal year ending December 31, 2005, the Company issued an aggregate of 398,900 shares of Common Stock in consideration of services rendered or to be rendered to the Company. Such shares were valued at an aggregate of $197,184 ranging from $0.41 - $0.72 per share, representing the fair value of the shares issued. The issuances were recorded as non-cash compensation expense and deferred compensation. The unamortized balance of deferred compensation at December 31, 2005 was $40,034.

Issuer Purchase of Equity Securities

We did not make any purchases of our common stock during the three months ended December 31, 2007, which is the fourth quarter of our fiscal year.

Holders

As of April 3, 2008, there were approximately 928 holders of record of our Common Stock. This number was determined from records maintained by our transfer agent and does not include beneficial owners of our securities whose securities are held in the names of various dealers and/or clearing agencies.

Performance Graph

The following graph sets forth the cumulative total stockholder return (assuming reinvestment of dividends) to the Company's stockholders during the five-year period ended December 31, 2006, as well as an overall stock market index (AMEX Market Index) and the Company's peer group index (AMEX Biotech Index):

     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN AMONG SAMARITAN PHARMACEUTICALS, NASDAQ MARKET INDEX AND NASDAQ BIOTECH INDEX (1)

[The following information was depicted as a line chart in the printed material]

Company/Index	Base Period
	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
SPHC	100	$231.25	$612.50	$250.00	$131.25	$34.38
Nasdaq Biotech Index	100	$145.75	$154.68	$159.06	$160.69	$168.05
Nasdaq Composite Index	100	$150.01	162.89	$165.13	$180.85	$198.60

1) Assumes $100 Invested On December 31, 2002, Assumes Dividend Reinvested, Fiscal Year Ending December 31, 2007.

The information under "Performance Graph" is not deemed filed with the Securities and Exchange Commission and is not be incorporated by reference in any filing of Samaritan under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this 10-K and irrespective of any general incorporation language in those filings.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented under the caption "Consolidated Balance Sheet Data" as of December 31, 2007, 2006, 2005, 2004, and 2003 and under the caption "Consolidated Statement of Operations Data" for the years ending December 31, 2007, 2006, 2005, 2004, and 2003 are derived from our consolidated financial statements which have been audited. The data set forth below should be read in conjunction with the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the "Consolidated Financial Statements" and the Notes thereto and other financial information included elsewhere in the report.

Consolidated Statement of Operations Data	For the Year Ended December 31,
	2007	2006	2005	2004	2003

REVENUES:

Pharmaceutical Sales	$1,031,203	-0-	-0-	-0-	-0-
Licensing Rights	3,451,742	-0-	-0-	-0-	-0-
Consulting	-0-	-0-	-0-	-0-	250,000
Governmental Research Grants	205,000	32,379	256,847	-	-

	4,687,945	32,379	256,847	-	250,000

EXPENSES:

Cost of Goods Sold	533,351	-0-	-0-	-0-	-0-
Research and development	1,733,194	4,667,053	3,456,301	1,543,921	838,208
Interest, net	(13,987)	(31,795)	(60,021)	(36,730)	6,334
General and administrative	4,285,872	2,812,934	2,320,011	3,561,302	4,902,213
Depreciation and amortization	184,967	156,933	98,115	27,218	23,776
Other income	-	-	-	(231,350)	-
Collateral reserve adjustment	990,456	-0-	-0-	-0-	-0-
	7,713,943	7,605,125	5,814,406	4,864,361	5,770,531

NET LOSS	(3,025,998)	(7,572,746)	(5,557,559)	(4,864,361)	(5,520,531)

Other Comprehensive Income
Unrealized loss on marketable securities	-0-	3,933	12,648	(16,580)	-
Foreign translation adjustment	3,924	77,141	(20,540)	-	-,
Total Comprehensive Income	$(3,022,074)	$(7,491,672)	$(5,565,452)	$(4,880,941)	$(5,520,531)

Loss per share, basic	$(.12)	$(.29)	$(0.25)	$(0.24)	$(0.42)

Weighted average number of shares outstanding:
Basic & diluted	27,375,233	24,509,775	22,426,766	20,747,229	13,294,514

	For the Year Ended December 31,
Consolidated Balance Sheet Data	2007	2006	2005	2004	2003
Cash and equivalents and Short-term investments	$287,581	$742,075	$952,531	$3,929,263	$370,583

Working capital	$(294,171)	$(445,644)	$745,036	$3,835,445	$(8,968)

Total assets	$3,928,749	$2,499,467	$2,237,459	$5,249,159	$674,821

Long-term obligations	$-	$-	$-	$-	$-

Stockholders' equity (deficit)	$1,402,538	$979,902	$1,675,399	$5,078,992	$274,011

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Samaritan Pharmaceuticals, Inc. (including the subsidiaries, referred to as Samaritan, the "Company", "its", "we", and "our"), formed in September 1994, is an entrepreneurial biopharmaceutical company, focused on commercializing innovative therapeutic products to relieve the suffering of patients with Alzheimer's disease; cancer; cardiovascular disease, HIV, and Hepatitis C; as well as, commercializing its acquired marketing and sales rights, to sell fifteen (15) marketed revenue-generating products, in Greece, and/or various Eastern European countries.

Samaritan has partnered its oral entry inhibitor HIV drug SP-01A, a drug that has demonstrated safety and efficacy, in Phase II clinical trials, with Pharmaplaz, Ireland to advance to Phase III clinical trials. In addition, Samaritan aims to commercialize three (3) market drug candidates with late-stage preclinical development programs. Samaritan is evaluating the use of Caprospinol, SP-233 in Alzheimer's disease patients; the use of SP-1000 with acute coronary disease patients; and the use of SP-30 as an "oral treatment" for Hepatitis C patients.

Commercialization Business Model

Our commercialization business model is focused dually on, the partnering of our promising innovative products to pharmaceutical companies; and the acquisition of the marketing and sales rights to revenue-generating marketed products for sales in Greece and Eastern Europe. This model allows Samaritan to focus on our core competencies in drug discovery and drug development. Samaritan seeks to bring its promising innovative therapeutics to Phase II proof of concept clinical trials, and partner compelling drugs before costly Phase III clinical trials. Potential revenue streams with this model could include up-front fees, milestone payments, and participation in the marketing success of partnered products through royalties. In addition, Samaritan licenses branded approved specialty drug products, and its sales and marketing force, registers and commercializes specialty drugs in the niche territories of Greece and Eastern Europe to generate revenue with the goal of eventually sustaining the Company. Our business model is entirely focused on achieving growth and maximizing value for the benefit of our investors.

Marketed Products

Samaritan has collaborative relationships with other pharmaceutical companies to commercialize branded approved prescription products in selected niche territories, such as, in Greece, Albania, Bosnia, Bulgaria, Croatia, Cyprus, Czech Republic, Egypt, FYROM, Hungary, Montenegro, Poland, Romania, Serbia, Slovakia, Slovenia, Syria and Turkey. We use our expertise to register approved drugs with regulatory agencies in the country we have acquired the rights for; and then, upon regulatory approval, we distribute, market and sell these products. Currently, we have in-licensed the rights to sell fifteen (15) drugs, Amphocil from Three Rivers Pharmaceuticals, Elaprase and Replagal from Shire Pharmaceuticals, Infasurf from Ony, Inc, Erwinase, Kidrolase, and the Rapydan pain patch from EUSA, Mepivamol, Methadone, Morphine Sulphate, Naloxone, Naltrexone, Oramorph and Pethidine from Molteni Farmaceutici and Abioklad from Abiogen Pharma. Our efforts are focused on specialist physicians in private practice or at hospitals and major medical centers in our territories. Below is a description of our in-licensed products.

ABIOKLAD(R)

ABIOKLAD(R) (Disodium Clodronate) is a bisphosphonate that binds to calcium and inhibits osteoclastic bone resorption, crystal formation and dissolution, resulting in a reduction of bone turnover. ABIOKLAD(R) is indicated for the control of malignancy-associated hypercalcemia (high levels of calcium in blood), the inhibition of osteolysis (degeneration of bone tissue) resulting malignant tumors and the decrease of bone pain.

ABIOKLAD(R) is an approved FDA prescription product owned by Abiogen Pharmaceuticals, Inc. and marketed by Abiogen Pharmaceuticals, Inc. in the US. Samaritan signed an exclusive distribution deal for Greece and Cyprus with Abiogen Pharmaceuticals on March 14, 2008.

Currently, Samaritan Pharmaceuticals is utilizing the US FDA approved regulatory file in preparing marketing applications for ABIOKLAD(R) with regulatory authorities in Greece and Cyprus to gain country marketing authorization drug approval

AMPHOCIL(R)

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

AMPHOCIL(R) is an approved FDA prescription product owned by Three Rivers Pharmaceuticals, Inc. and marketed by Three Rivers Pharmaceuticals, Inc. in the US. Samaritan signed an exclusive distribution deal for Greece and Cyprus with Three Rivers on December 14, 2005. Three Rivers added the territory of Ireland to Samaritan's existing exclusive licensing agreement to market Amphocil in Greece and Cyprus in October 2007.

Samaritan is now marketing AMPHOCIL(R) in Greece.

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

On December 19, 2007, the Company received pricing approval for ELAPRASE from the Greek Ministry of Development. On March 1, 2007, Samaritan signed an exclusive licensing agreement with Shire Human Genetic Therapies (SHPGY.O) to market and sell ELAPRASE(R) in Greece and Cyprus.

Currently, Samaritan is marketing ELAPRASE(R) in Greece.

ERWINASE(R)

ERWINASE(R) is indicated for the treatment of Acute Lymphoblastic Leukemia (ALL). Asparagine is an amino acid that is essential for cell growth; it is produced by most cells, but not all blood cells. Mutated (cancer) cells in ALL rely on asparagine circulating in the blood for growth. L-sparaginase is an enzyme that lowers circulating asparagine levels in the blood thereby depriving the mutated blood cells of asparagine and inhibiting their growth.

On March 10, 2008, Samaritan signed an exclusive agreement with EUSA for the marketing and distribution of the product Erwinase(R) in Greece and Cyprus. Erwinase(R) is an approved FDA prescription product and is owned by EUSA Pharma. and marketed by EUSA Pharma, in the U.S.

Currently, Samaritan Pharmaceuticals is utilizing the US FDA approved regulatory file in preparing marketing applications for Erwinase® with regulatory authorities in Greece and Cyprus to gain country marketing authorization drug approval.

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

On January 16, 2007, Samaritan signed an exclusive agreement with Siraeo, Ltd for the marketing and distribution of the product INFASURF(R) in Turkey, Serbia, Bosnia, Macedonia, Albania, Egypt and Syria. INFASURF(R) is an approved FDA prescription product owned by ONY, Inc. and marketed by Forest Laboratories in the U.S.

Currently, Samaritan Pharmaceuticals is utilizing the US FDA approved regulatory file in preparing marketing applications for INFASURF(R) with regulatory authorities in Turkey, Serbia, Bosnia, F.Y.R.O.M., Albania, Egypt and Syria to gain country marketing authorization drug approval.

KIDROLASE(R)

KIDROLASE(R) is indicated in the treatment of Acute Lymphoblastic Leukemia. Asparagine is an amino acid that is essential for cell growth; it is produced by most cells, but not all blood cells. Mutated (cancer) cells in ALL rely on asparagine circulating in the blood for growth. L-Asparaginase is an enzyme that lowers circulating asparagine levels in the blood thereby depriving the mutated blood cells of asparagine and inhibiting their growth.

On March 10, 2008, Samaritan signed an exclusive agreement with EUSA for the marketing and distribution of the product Kidrolase(R) in Greece and Cyprus. Kidrolase(R) is an approved FDA prescription product and is owned by EUSA Pharma and marketed by EUSA Pharma, in the U.S.

Currently, Samaritan Pharmaceuticals is utilizing the US FDA approved regulatory file in preparing marketing applications for Kidrolase(R) with regulatory authorities in Greece and Cyprus to gain country marketing authorization drug approval.

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

Currently, MORPHINE SULPHATE(R) can only be sold in Greece and Cyprus via a centralized government tender. Samaritan has prepared a tender application for the next request by Greek authorities for applications. Samaritan has received its first tender purchase order of Morphine Sulfate from the Institute of Pharmaceutical Research and Technology (IFET).

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

PETHIDINE(R)

PETHIDINE(R) is indicated for the treatment of moderate to severe pain, and may be prescribed as a preoperative medication, support of anesthesia, and obstetric analgesia.

Samaritan has received its first tender purchase order of Pethidine from the Institute of Pharmaceutical Research and Technology (IFET). On January 1, 2007, Samaritan entered into an exclusive licensing agreement with Molteni Farmaceutici for the marketing and distribution of PETHIDINE(R) in the countries of Greece and Cyprus.

Currently, Pethidine® can only be sold in Greece and Cyprus via a centralized government tender. Samaritan is preparing a tender application for the next request by Greek authorities for applications.

RAPYDAN(R)

RAPYDAN(R) is indicated for local dermal analgesia on intact skin, and consists of a thin, uniform, local anesthetic formulation with an integrated, oxygen-activated heating component that is intended to enhance the delivery of the local anesthetic. The drug formulation is a eutectic mixture of lidocaine 70 mg and tetracaine 70 mg. Rapydan(R) is indicated to provide local dermal analgesia for superficial venous access and superficial dermatological procedures such as excision, electrodessication and shave biopsy of skin lesions.

On August 3, 2007, Samaritan signed an exclusive agreement with EUSA for the marketing and distribution of the product Rapydan(R) in Greece and Cyprus. Rapydan(R) is an approved FDA prescription product under the name SYNERA(R) and is owned by ZARS Pharmaceuticals, Inc. and marketed by Endo Pharmaceuticals, Inc. in the US.

Currently, Samaritan Pharmaceuticals is utilizing the US FDA approved regulatory file in preparing marketing applications for Rapydan® with regulatory authorities in Greece and Cyprus to gain country marketing authorization drug approval.

REPLAGAL(R)

REPLAGAL(R) is a long-term enzyme replacement therapy used to treat patients with a confirmed diagnosis of Fabry Disease. Fabry Disease is caused by a deficiency of an enzyme, alpha-galactosidase A (also called ceramidetrihexosidase), involved in the breakdown of fats.

Replagal(R) will be sold and distributed by Samaritan on a named patient basis until the pricing and the reimbursement of Replagal(R) is established in Greece and Cyprus, with the relevant regulatory authorities.

On April 13, 2007, Samaritan signed an exclusive licensing agreement with Shire Pharmaceuticals for the marketing and sale of Replagal(R) in Greece and Cyprus.

Sales and Marketing

We in-license products that focus on targeting healthcare providers, managed healthcare organizations, specialty distribution companies, government purchasers, and payers.

Product Candidates

A significant portion of our operating expenses are related to the research and development of investigational-stage product candidates. Research and development expenses were $1,733,194 in 2007, $4,667,053 in 2006, and $3,456,301 in 2005.

We currently focus our research and development efforts in the therapeutic areas of Alzheimer's, cancer, cardiovascular and infectious diseases. Any of our programs in these disease areas could become more significant to us in the future, but there can be no assurance that any program in development or investigation will generate viable marketable products. As such, we continually evaluate all product candidates and may, from time to time, discontinue the development of any given program and focus our attention and resources elsewhere. We may choose to address new opportunities for future growth in a number of ways including, but not limited to, internal discovery and development of new products, out licensing and in-licensing of products and technologies, and/or acquisition of companies with products and/or technologies. Any of these activities may require substantial research and development efforts and expenditure of significant amounts of capital. The following summarizes our current product candidate programs with relevant out-licensing deals that the Company has completed.

Alzheimer's disease

SP-233

Caprospinol (SP-233) is a novel Alzheimer's drug candidate that Samaritan believes has the potential to clear beta-amyloid plaque from the brain; a problem that most researchers today believe is the cause of Alzheimer's. Samaritan filed an IND application for Caprospinol on October 30, 2006 and was subsequently granted an IND number by the FDA. The Company believes that Caprospinol could be a significant breakthrough in the treatment of Alzheimer's, and plans to provide the information requested by the FDA in order to continue moving our Caprospinol development program forward.

On December 7, 2006, Samaritan announced that the U.S. Food and Drug Administration (FDA) has completed its regulatory review of our IND (Investigational New Drug) application for Caprospinol and has requested that additional information be submitted in support of the safety of Caprospinol, prior to initiating Samaritan's proposed Phase I clinical study. Samaritan is currently performing additional studies to submit and support the IND submitted to the FDA.

Cardiovascular

SP-1000

SP-1000 is a fast-acting peptide that can be used to clean the blood of excessive cholesterol in acute high cholesterol conditions. SP-1000 plays a role in transformation and binding of LDL cholesterol and raising HDL, the good cholesterol, with immediate results.

To this end, Samaritan's collaborating scientists developed SP-1000 to be a potential hypocholesterolemic agent that acts through a new and novel mechanism of action that is quite distinct to the mechanism of action mediating the effects of statins.

The effectiveness of SP-1000 peptide treatment has been demonstrated in two validated hypercholesterolemia animal models, a genetically engineered mouse model mimicking familial hypercholesterolemia, and in diet-induced hypercholesterolemia guinea pigs.

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

Clinical studies to date suggest that SP-01A prevents HIV from entering cells by inhibiting HIV-1 viral replication through a novel mechanism that is unique to any antiviral drug SP-01A reduces intracellular cholesterol and corticosteroid biosynthesis, which causes the inability of lipid rafts in the cellular membrane to organize, ultimately preventing fusion of an HIV receptor and both the CCR5 and CXCR4 cellular receptors.

On March 28, 2007, Samaritan and Pharmaplaz, a private Irish Healthcare company and a shareholder of Samaritan, signed an agreement (the "Pharmaplaz Agreement") to commercialize SP-01A. Under the terms of the agreement, Pharmaplaz is required to pay Samaritan $10 million upfront. To date, under the Pharmaplaz Agreement, the amount of funds received from Pharmaplaz is $2.15 million; $1.4 million and $750,000 were received during the first and fourth quarter of 2007 respectively. On May 15, 2007, the CEO of Pharmaplaz, Michael Macken, signed a personal guarantee and on May 21, 2007 a stock pledge agreement for 943,291 (split-adjusted) shares of Samaritan Pharmaceuticals to guarantee the balance of the $7.85 million. On May 15, 2007, the amount of shares pledged was worth $1,300,742. On December 31, 2007, the last reported market sale price of our Common Stock was $0.33 and the value of the stock pledge was $311,286. As a result of Pharmaplaz's failure to timely pay the remaining balance of 7.85 million, Pharmaplaz is not in compliance with the terms of the Pharmaplaz Agreement. Samaritan is currently working with Pharmaplaz to collect the past due remaining balance.

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

SP-30

SP-30 has demonstrated promise in preclinical studies as an antiviral therapeutic in the treatment of Hepatitis C (HCV) as well as a therapeutic adjuvant in the treatment of HIV. SP-30 offers several distinctive competitive advantages as a potential oral adjuvant therapeutic in the treatment of HCV infected individuals. SP-30 is uniquely different from other inhibitors of viral replication in that it appears to condition the cell. This unique multiple target mechanism of action provides several advantages.

1.

In HCV infected individuals, SP-30 uses its unique mechanism to build a fence around the cell and prevent viral entry. Consequently, HCV is unable to replicate or mutate and is eventually eradicated by the immune system.

2.	Because SP-30's targets belong to the host cell and not to the virus itself, SP-30 may not be susceptible to the development of resistance.
3.	SP-30 does not appear to be contraindicated with any other currently approved ARV or HCV treatments.

Therefore, based on its favorable in-vitro inhibition data, Samaritan is developing a Phase I clinical study protocol for SP-30 as a potential oral adjuvant therapeutic in the treatment of HCV infected individuals.

Endocrinology

SP-6300

SP-6300 is a new and novel approach for the treatment of Cushing's syndrome, also known as exogenous hypercortisolism. Cushing's syndrome affects adults 20 to 50 with an estimated 10 to 15 of every million people affected each year. Hypercortisolism occurs when the body's tissues are exposed to excessive levels of cortisol for long periods of time.

Many people suffer the symptoms of exogenous hypercortisolism because they take glucocorticoid hormones such as prednisone, dexamethasone (Decadron) and methylprednisolone (Medrol), for asthma, rheumatoid arthritis, lupus and other inflammatory diseases or for immunosuppression after transplantation. People can also develop exogenous hypercortisolism from injectable corticosteroids – for example, repeated injections for joint pain, bursitis and back pain.

On September 18, 2007, Samaritan announced that the U.S. Food and Drug Administration (FDA) has completed its regulatory review of our IND (Investigational New Drug) application for SP-6300.

Non Drug Products

Alzheimer's Diagnostic Blood Test

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

Alzheimer's Rat Model Tool to Test New Drugs

We have developed an animal model that mimics the human phenotype of Alzheimer's disease pathology. We believe this Alzheimer's Rat Model will likely provide pharmaceutical companies the means to rapidly screen and develop therapeutics to control Alzheimer's disease.

Collaborations, Alliances, and Investments

The Research Institute of McGill University Health Centre and Samaritan Therapeutics

On July 1, 2007, Samaritan executed research collaboration (the "Research Collaboration") with the Research Institute of McGill University Health Centre and Samaritan Therapeutics over a ten-year period through 2017 to discover and develop new compounds. The budget is for $1,000,000 paid over four (4) quarterly payments of $250,000, is unallocated, and covers the general research and development effort. Under the Research Collaboration, the Company receives worldwide exclusive rights, excluding Canada, to any novel therapeutic agents or diagnostic technologies that may result from the Research Collaboration. Samaritan Therapeutics receives exclusive rights to the Canadian market to any novel therapeutic agents or diagnostic technologies that may result from the Research Collaboration.

Under the Research Collaboration, Samaritan receives worldwide exclusive rights to any novel therapeutic agents or diagnostic technologies that may result from the Research Collaboration. Dr. Vassilios Papadopoulos, Dr. Janet Greeson and Dr. Wolfgang Renz lead our team of eight (8) research professionals (including five (5) Ph.D. level research scientists) who have expertise in the fields of endocrinology, pharmacology, cell biology, organic and steroid chemistry, and computer modeling. We are not obligated to pay the Research Collaboration any milestone payments. Our collaborators are entitled to receive royalties based on our revenue from product sales and sublicenses, if any. Samaritan Pharmaceuticals and Samaritan Therapeutics have both assumed responsibility, at their own individual expense, for the process of seeking any regulatory approvals for and conducting clinical trials with respect to any licensed product or application of the licensed technology. Samaritan controls and has the financial responsibility for the prosecution and maintenance in respect to any patent rights related to the licensed technology.

Pharmaplaz, LTD

Samaritan and Pharmaplaz, a private Irish Healthcare company and a shareholder of Samaritan, have an agreement (the "Pharmaplaz Agreement") to commercialize SP-01A. Under the terms of the agreement, Pharmaplaz is required to pay Samaritan $10 million upfront. To date, under the Pharmaplaz Agreement, Samaritan has received $2.15 million, with a balance of $7.85 million remaining.

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

Three Rivers Pharmaceuticals(R)

On December 12, 2005, Samaritan signed a ten-year (with five-year automatic renewals) exclusive licensing agreement with Three Rivers Pharmaceuticals, Inc. for the marketing of Amphocil, a prescription drug in Greece; authorization is pending for Cyprus and Ireland.

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

EUSA Pharma

On August 3, 2007, Samaritan signed an exclusive agreement with EUSA for the marketing and distribution of the product RAPYDAN(R) in Greece and Cyprus. Rapydan(R) is an approved FDA prescription product under the name SYNERA(R) and is owned by ZARS Pharmaceuticals, Inc. and marketed by Endo Pharmaceuticals, Inc. in the US.

On March 10, 2008, Samaritan signed an exclusive agreement with EUSA for the marketing and distribution of the products ERWINASE(R) and KIDROLASE(R) in Greece and Cyprus. Erwinase(R) and Kidrolase are approved FDA prescription products and are owned by EUSA Pharma and marketed by EUSA Pharma, in the U.S.

EUSA Pharma is a specialty pharma company with a strong and growing portfolio of specialty hospital medicines which has been built through the acquisition of Talisker Pharmaceuticals in July 2006 and OPI in March 2007. Its primary marketed products are Erwinase(R) Rapydan(R), Kidrolase(R), Fomepizole(R) and Xenazine(R). In addition, it has an active development pipeline including candidates in rheumatoid arthritis and Alzheimer’s disease, schizophrenia and Lambert Eaton Syndrome.

Abiogen Pharma

Abiogen Pharma is a private Italian pharmaceutical company, founded in Pisa in 1997, involved in R&D, manufacturing and marketing. Abiogen has a prestigious R&D pipeline, has demonstrated significant skills in innovative compound development and is now broadening into the biotechnological field. Abiogen’s research on the osteo-articular metabolism led to the marketing of four bisphosphonates and established Abiogen Pharma as a unique world-wide company.

Plan and Results of Operations

We have used the proceeds from private placements of our Common Stock, primarily to expand our preclinical and clinical efforts, as well as for general working capital. At this time, we are beginning to commit additional resources to the development of SP-233, as well as for the development of our other drugs.

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

The net loss since our inception on September 5, 1994 through December 31, 2007 was $44,335,140. We expect losses to continue for the near future, and such losses will likely increase as human clinical trials are undertaken in the United States. Future profitability will be dependent upon our ability to complete the development of our pharmaceutical products, obtain necessary regulatory approvals and effectively market such products. In addition, future profitability will require the Company to establish agreements with other parties for clinical testing, manufacturing, commercialization, and sale of our products.

Liquidity and Capital Resources

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for each of the years in the three-year period ending December 31, 2007:

	2007	2006	2005

Cash provided by (used in):
Operating activities	$(1,347,122)	$(6,248,128)	$(4,635,947)
Investing activities	$(456,130)	$44,223	$972,460
Financing activities	$1,348,748	$6,489,517	$1,681,500

As of December 31, 2007, the Company's cash position was $287,571. We are continuing efforts to raise additional capital and to execute our research and development plans. Even if we are successful in raising sufficient money to carry out these plans, additional clinical development is necessary to bring our products to market, which will require a significant amount of additional capital.

On March 28, 2007, Samaritan and Pharmaplaz, a private Irish Healthcare company and a shareholder of Samaritan, signed an agreement (the "Pharmaplaz Agreement") to commercialize SP-01A. Under the terms of the agreement, Pharmaplaz is required to pay Samaritan $10 million upfront. To date, under the Pharmaplaz Agreement, the amount of funds received from Pharmaplaz is $2.15 million; $1.4 million and $750,000 were received during the first and fourth quarter of 2007 respectively. On May 15, 2007, the CEO of Pharmaplaz, Michael Macken, signed a personal guarantee and on May 21, 2007 a stock pledge agreement for 943,291 (split-adjusted) shares of Samaritan Pharmaceuticals to guarantee the balance of the $7.85 million. On May 15, 2007, the amount of shares pledged was worth $1,300,742. On December 31, 2007, the last reported market sale price of our Common Stock was $0.33 and the value of the stock pledge was $311,286. As a result of Pharmaplaz's failure to timely pay the remaining balance of 7.85 million, Pharmaplaz is not in compliance with the terms of the Pharmaplaz Agreement. Samaritan is currently working with Pharmaplaz to collect the past due remaining balance.

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

Cash used in investing activities was $(456,130) for the twelve (12) month period ending December 31, 2007, as compared to $44,223 for the twelve (12) month period ending December 31, 2006. Activity from 2006 reflects proceeds from the liquidation of certificates of deposit offset by investing activity such as the purchase of equipment and patent registration costs. Activity from 2007 reflects the continuing investment in patent registration costs. There were no CDs liquidated during 2007.

Cash provided by financing activities was $1,348,748 for the twelve (12) month period ending December 31, 2007, as compared to was $6,489,517 for the twelve (12) month period ending December 31, 2006, a decrease of $5,140,769 seventy-nine percent (79%). During 2006, the Company drew frequently from its equity financing source totaling approximately $4.2 million in such proceeds. During 2007, the Company drew $480 thousand. Additionally, cash raised from private placements declined from approximately $2.2 million during 2006 to approximately $570 thousand during 2007.

Cash used in operating activities during the twelve month (12) period ending December 31, 2007 was $(1,3477,122), as compared to $(6,248,128)for the twelve (12) month period ending December 31, 2006. This decrease is primarily attributable to the inception of licensing and product revenue as represented by receivables and a reduction in research activity.

Current assets as of December 31, 2007 were $2,232,040 as compared to $1,073,921 as of December 31, 2006. This increase of $1,158,119, or one hundred-eight percent (108%), is primarily attributable to recording receivables from both the licensing agreement with Pharmaplaz and the overseas product sales. Current liabilities as of December 31, 2007 were $2,526,211 as compared to $1,519,565 as of December 31, 2006, an increase of $1,006,646 or sixty-six percent (66%). Such increase is the result of product costs relating to the overseas product sales, officer compensation, and a loan from a shareholder.

We will continue to have significant general and administrative expenses, including expenses related to clinical studies, our research collaboration with universities and patent registration costs. We will require substantial additional funds to sustain our operations and to grow our business. The amount will depend, among other things, on (a) the rate of progress and cost of our research and product development programs and clinical trial activities; (b) the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights; and (c) the cost of developing manufacturing and marketing capabilities, if we decide to undertake those activities. The clinical development of a therapeutic product is a very expensive and lengthy process which may be expected to utilize $5 to $20 million over a three (3) to six (6) year development cycle. We will also need to obtain additional funds to develop our therapeutic products and our future access to capital is uncertain. The allocation of limited resources is an ongoing issue for us as we move from research activities into the more costly clinical investigations required to bring therapeutic products to market. We also expect to generate revenues from our marketed products in the near future, and our business model has changed from a development model to a licensing and development model. For more information on the change in business model, please see "Commercialization Business Model" section.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has generated minimal revenues and experienced an accumulated deficit of $44,335,140 through December 31, 2007. For the year ended December 31, 2007 and 2006, the Company incurred net losses of $3,025,998 and $7,572,746, respectively and used cash flows from operations of $1,347,122 and $6,248,128, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our current resources are insufficient to fund all of our planned development and commercialization efforts. As of December 31, 2007, we have a working capital deficiency and we had cash, cash equivalents, and marketable securities of approximately $287,571. Currently, we have out-licensed our SP-01A and in-licensed the rights to sell fifteen (15) drugs, Amphocil from Three Rivers Pharmaceuticals, Elaprase and Replagal from Shire Pharmaceuticals, Infasurf from Ony, Inc, Mepivamol, Methadone, Morphine Sulphate, Naloxone, Naltrexone, Oramorph, and Pethidine from Molteni Pharmaceuticals, Erwinase, Kidrolase, and Rapydan from EUSA Pharma and Abioklad from Abiogen Pharma to meet our cash needs. We intend to continue to explore avenues to obtain additional capital through private placements, if we are unable to obtain additional financing, we might be required to delay, scale back or eliminate selected research and product development programs or clinical trials, or be required to license third parties to commercialize products or technologies that we would otherwise undertake ourselves, or cease certain operations all together. Any of these options might have a material adverse effect upon the Company. If we raise additional funds by issuing equity securities, dilution to stockholders may result, and new investors could have rights superior to existing holders of shares. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would have a material adverse effect on our business, operating results, financial condition and prospects

During the first quarter of 2008, the Company borrowed an aggregate of $129,500 on a short-term basis pursuant to the terms of promissory notes from the Company and in favor of the Lender (the "Notes"). Proceeds from each of the loans funded the Company's continuing operating expenses, ongoing expenses, legal and accounting fees, as well as for working capital and other contingencies. Under the terms of the Notes issued by the Company to the Lender, the Company will: (i) pay interest to the Lender at a rate of 16% per annum and ii) 100% warrant coverage. The principal and interest due on the Notes are due on demand. The Notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party or from the cash flow from the Company's operations. The prior notes of $300,000 that the Company borrowed in 2007 were renegotiated to match the terms of notes issued during the first quarter of 2008. The Notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party or from the cash flow from the Company's operations.

Results of Operations For The Twelve (12) Months Ending December 31, 2007 As Compared To The Twelve (12) Months Ending December 31, 2006

During the years ending December 31, 2007 and 2006, we incurred research expenditures pursuant to grants we received from the U.S. Department of Health and Human Services. We recognized grant revenue of $205,000 and $32,379, the extent of such qualifying expenditures for 2007 and 2006, respectively.

We incurred research and development expenses of $1,733,194 for the year ended December 31, 2007, as compared to of $4,667,053 for the year ended December 31, 2006. This decrease of $2,933,859, or sixty-three percent (63%), was primarily attributable to (a) entering into the latter stage of our Phase IIb HIV clinical trial, (b) decreased expenses incurred to development of SP-01A, and (c) less work during this time period to complete the chemistry, manufacturing and controls (CMC) section of New Drug Application for the FDA. We expect that research and development expenditures relating to drug discovery and development will increase in 2008 and into subsequent years due to FDA clinical trials which include the continuation and expansion of clinical trials (i) our Alzheimer's drug program, (ii) the initiation of trials for other potential indications and (iii) additional study expenditures for potential pharmaceutical candidates. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of preclinical testing and clinical trial-related activities.

General and administrative expenses increased to $4,285,872 for the year ended December 31, 2007, as compared to $2,812,934 for the year ended December 31, 2006. This increase of $1,472,938 or fifty-two percent (52%) was primarily attributable to increases in compensation and hiring of new employees to implement our strategy in Eastern Europe.

Depreciation and amortization amounted to $184,967 for the year ended December 31, 2007, as compared to $156,933 for the year ended December 31, 2006. This increase of $28,034 or eighteen percent (18%) was primarily attributable to increased amortization of patent registration costs and technology rights for the year ended December 31, 2007.

Net interest (income) expense amounted to $(13,897) and $(31,795) for the years ending December 31, 2007 and 2006, respectively. The credit balance in the interest expense account is due to offsetting interest earned from holding our cash in notes receivable and certificates of deposits. During 2007, the Company received a loan of $300,000. Therefore, interest expense accrued pertaining to the loan offset interest earned on the note receivable.

Other comprehensive income (loss) is comprised of two components. The Company invests in marketable securities to earn a return on cash not needed in the short-term. Temporary, unrealized gains and losses are recorded to reflect changes in the market value of the temporary investments as they occur. There were no marketable securities owned during 2007 During 2006, there was a realized loss of $3,160 on the liquidation of the CD. The other component of comprehensive income is due to the payment in foreign currency of operations that occur in Ireland and Greece. The amount of the gain or loss is a function of the relative strength of the American dollar to the Euro. At December 31, 2007, the balance of the foreign currency translation gain was $60,525.

We had a net loss of $3,025,998 for the year ended December 31, 2007, as compared to $7,572,746 for the year ended December 31, 2006. The loss per share for the yearly periods was $0.12 and $0.29 per share, respectively, for 2007 and 2006 per share. The decreased loss of $4,546,748 reflects the stages of the Company’s maturing technology rights as the Company markets both licensing and product.

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

We incurred research and development expenses of $4,667,053 for the year ended December 31, 2006, as compared to $3,456,301 for the year ended December 31, 2005. This increase of $1,210,752, or thirty-five percent (35%), was primarily attributable to (a) the continuation of our Phase IIb HIV clinical trial, (b) our increase in financial commitment with Georgetown University, (c) additional expenses incurred to development of SP-01A, including payments to Pharmaplaz, LTD for the manufacturing of SP-01A and (d) performing the work necessary to complete the chemistry, manufacturing and controls (CMC) section of New Drug Application for the FDA, which was submitted with studies conducted under the IND for SP-01A. In 2007, we had a decrease research and development expenditures relating to drug discovery and development, but we expect it to increase in 2008 and subsequent years due to FDA clinical trials which include the continuation and expansion of clinical trials (i) our Alzheimer's drug program, (ii) the initiation of trials for other potential indications and (iii) additional study expenditures for potential pharmaceutical candidates. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of preclinical testing and clinical trial-related activities.

General and administrative expenses increased to $2,812,934 for the year ended December 31, 2006, as compared to $2,320,011 for the year ended December 31, 2005. This increase of $492,923 or twenty-one percent (21%) was primarily attributable to increases in compensation and advertising.

Depreciation and amortization amounted to $156,933 for the year ended December 31, 2006, as compared to $98,115 for the year ended December 31, 2005. This increase of $58,818 or sixty percent (60%) was primarily attributable to research equipment purchases during the second quarter of 2005 and amortization of patent registration costs of $55,458 for the year ended December 31, 2006.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not engage in trading market-risk sensitive instruments and do not purchase hedging instruments or other than trading instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. During the first quarter of 2008, the Company borrowed an aggregate of $129,500 on a short-term basis pursuant to the terms of promissory notes from the Company and in favor of each of the individual lenders (the "Notes"). Proceeds from each of the loans funded the Company's continuing operating expenses, ongoing expenses, legal and accounting fees, as well as for working capital and other contingencies. Under the terms of the Notes issued by the Company to each Lender, the Company will: (i) pay interest to each Lender at a rate of 16% per annum and ii) 100% warrant coverage. The principal and interest due on the Notes are due on demand. The Notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party or from the cash flow from the Company's operations. The prior notes of $300,000 that the Company borrowed in 2007 were renegotiated to match the terms of notes issued during the first quarter of 2008. We have not entered into any forward or future contracts, and have purchased no options and entered into no swaps. We have no credit lines or other borrowing facilities, and do not view ourselves as subject to interest rate fluctuation risk at the present time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Samaritan Pharmaceuticals, Inc. financial statements, schedules and supplementary data, appear in a separate section of this report beginning with page F-1.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Our management has concluded, based on their evaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were effective as of December 31, 2007 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

The management of Samaritan Pharmaceuticals is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance, based on an appropriate cost-benefit analysis, regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria. This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(c) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of our executive officers, directors, key employees and key consultants as of the date hereof:

Name	Age	Served Since	Position(s) with Company
Dr. Janet R. Greeson (3)	64	10/19/1997	CEO, President and Chairman of the Board
Mr. Eugene J. Boyle (4)	42	05/20/2000	CFO, COO and Director
Dr. Thomas Lang	56	06/20/2004	Chief Drug Development Officer
Dr. Christos Dakas	46	06/29/2005	Managing Director, Samaritan Europe
Ms. Kristi C. Eads	38	11/20/2000	VP Business Development, Corporate Sec.
Mr. George Weaver	42	07/20/2003	Regulatory Affairs Officer
Ms. Dianne Thompson	45	10/01/2006	Comptroller
Mr. Jacinto L. Ayala (1)(3)(6)(7)	55	12/05/2007	Director
Mr. Robert W. Crane (1)(2)(4)(7)	64	12/05/2007	Director
Mr. Julio L. Garcia (5)	50	08/14/2007	Director
Mr. Welter “Budd” Holden (1)(3)	76	10/19/1997	Director
Dr. Laurent Lecanu (5)	39	06/10/2005	Director
Dr. Erasto R. C. Saldi (3)	48	05/20/2003	Director
Ms. Cynthia C. Thompson (2)(4)(6)(7)	48	03/19/1999	Director
Mr. H. Thomas Winn (2)(5)(6)	67	03/19/1999	Director
Dr. Vassilios Papadopoulos	47	03/20/2001	Chief Scientist and Key Consultant

(1)	Member of the Nominating Committee.
(2)	Member of the Internal Control Committee.
(3)	Class I Director, term expires 2010.
(4)	Class II Director, new term expires 2009.
(5)	Class III Director, term expires 2008.
(6)	Member of the Audit and Finance Committee.
(7)	Member of the Compensation and Governance Committee.

Dr. Janet R. Greeson. Dr. Greeson has served as the Company's CEO, President and Chairman of the Board since October 30, 2000 and has led the bold initiative that transformed Samaritan from a "one drug" Company to an innovative "Drug Development Pipeline" Biopharmaceutical Company. Dr. Greeson is a successful healthcare professional with over two (2) decades of corporate experience focused on emerging growth situations, leadership development, and mergers and acquisitions. Dr. Greeson has worked with Samaritan for ten (10) years, and has served as CEO for the past five (5) years. Dr. Greeson is a co-inventor of eighteen (18) patent applications, and presently has nine "peer reviewed" journal publications. She also currently fulfills her altruistic energies with the Samaritan Innovative Science Foundation. Dr. Greeson holds a BA, from Florida Technological University in 1978; an MA from Rollins College in 1979; and a Ph.D. from Columbia Pacific University in 1987.

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

Dr. Thomas Lang. Dr. Lang has served as the Chief Drug Development Officer for Samaritan since 2004. From the years 2003 to 2004, Dr. Lang was an FDA consultant to various companies. He was also the former Vice Chairman and President of Serono Inc., the U.S. Company of Serono, S.A. Dr. Lang holds technical degrees in Chemistry and Pharmacy, an MBA degree, a Ph.D. degree and is a registered pharmacist in the State of New Jersey.

Dr. Christos Dakas, D.Pharm., Ph.D. Dr. Christos Dakas, joined Samaritan in June 2005 to oversee European operations, including Samaritan Ireland Pharmaceuticals, Limited. Dr. Dakas served as an executive with Arriani Pharmaceuticals for the two years prior to joining Samaritan and had a successful career in various other executive positions with Gerolymatos, and Genesis Pharma. A pharmaceutical chemist by training with a number of published papers, he holds degrees from the University of Toronto, Kings College of University of London, and the University of Wales in Cardiff.

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

Dianne Thompson. Ms. Thompson is the Comptroller of Samaritan Pharmaceuticals and the Senior V.P. of Public Affairs & Development for the Samaritan Innovative Science Foundation (SISF). For the two years prior to joining SISF, Ms. Thompson was a financial consultant to various companies. Ms. Thompson received her BS in Business Administration and Economics from Notre Dame de Namur University, Belmont, California, and her MBA from Pepperdine University, Malibu, California. Ms. Thompson founded her own business management consulting company in 1998 and has had a vast array of clients in both the for-profit and nonprofit sectors.

Mr. Jacinto L. Ayala. Mr. Ayala has served as a director since December 2007. He is the Chairman of the Nomination Committee and serves on the Audit Committee and the Compensation Committee. Mr. Ayala has more than thirty years of health care experience as an accomplished executive of managed care companies and hospitals with clinical trial experience. He has held the position of Executive Vice President and Chief Administrative Officer of Palm Springs General Hospital since 2005 and served as Senior Vice President and COO of the Saint Agnes Medical Center. Mr. Ayala received a BA in Sociology and his MBA from Fordham University. He completed his Public Health Administration Residency at Misericordia Hospital Medical Center in Bronx, NY.

Mr. Robert W. Crane. Mr. Crane has served as a director since December 2007 and is a member of the Compensation Committee, Internal Control Committee and the Nomination Committee. Mr. Crane is the founder of Retirement Planning Consultants, Inc., a strategic planning advisory services company to help people and companies protect their financial assets. Mr. Crane has held executive positions in the insurance industry since 1973 and has attained several prestigious designations in the area including Chartered Life Underwriter (CLU), Chartered Financial Consultant (ChFC), Chartered Advisor for Senior Living (CASL).

Dr. Julio L. Garcia. Dr. Garcia has served as a director since October 2007. He is a member of the Science and Technology Committee. Dr. Garcia is Board Certified in Plastic Surgery by the American Board of Plastic Surgeons and the American Board of Facial Plastic and Reconstructive Surgery. He is a Fellow of the American College of Surgeons and also a member of the American Society of Plastic Surgeons, American Academy of Cosmetic Surgery, the American Society of Aesthetic Surgery and the American Society for Laser Medicine and Surgery. For over 19 years, Dr. Garcia has provided aesthetic surgical support to Las Vegas valley residents. He received his Doctor of Medicine from the University of Illinois at Chicago, College of Medicine in 1983 and a Bachelor of Arts, Biology/Art History from the University of Evanston in Illinois in 1979.

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

Dr. Erasto R. C. Saldi. Dr. Saldi served as a director of the Company from 2003 through March 18, 2008, at which time he passed away. During Dr. Saldi’s tenure with the Company, he served as the Company's Chief Medical Officer and Clinical Study Director, overseeing the clinical site's Principal Investigators that run the Company's FDA clinical trials. From 1999 to 2004, Dr. Saldi was the Medical Director of Fremont Medical Clinic, Desert Lane Care Center, and Cheyenne Care Center, where he improved physician compliance and formulated patient care protocols. From 1996 to 1997, he was Chief Resident, Internal Medicine and from 1997 to 1998 he served as Assistant Clinical Professor, Internal Medicine at the University of Nevada School of Medicine, Las Vegas, Nevada. Dr. Saldi, as an Internist, had extensive experience as a Principal Investigator and manager of clinical research trials.

Ms. Cynthia C. Thompson. Cynthia C. Thompson has been a director since March 31, 1999. She is the Chairman of the Compensation Committee and the Internal Control Committee, and serves on the Audit Committee. Ms. Thompson founded Quest Entertainment, Inc., a gaming technology company, in August of 2003 and serves as the Chairman of the Board and is the President/Chief Executive Officer. Since 1998, she has served as President/CEO of Intuitive Solutions International, Inc., a consulting firm offering corporate support services, including financing and financial structures, strategic planning and partnering, marketing and investor relations.

Mr. H. Thomas Winn. Mr. Winn has served as a Director since 1999 and is the Chairman of the Audit Committee and serves on the Internal Control Committee. Mr. Winn is founder and former Chairman of Nevada Gold & Casinos, Inc. (AMEX:UWN). Since 1983, he has served as President of Aaminex Capital Corporation, a financial consulting and venture capital firm. Mr. Winn has formed numerous investment limited partnerships and capital formation ventures ranging from mining projects, renewable energy, commercial real estate and motion pictures.

Dr. Vassilios Papadopoulos, D.Pharm., Ph.D. Dr. Papadopoulos served as a director from 2001 through June 2005 and currently serves as the Principal Investigator for the collaboration with McGill University and Samaritan Therapeutics. For the five (5) years prior to joining McGill University, Dr. Papadopoulos was a professor at Georgetown University and served as Principal Investigator for the collaboration with Georgetown University. Dr. Papadopoulos has over twenty (20) years of experience and over one hundred forty (140) peer review article publications in the Biopharmaceutical field and numerous patents in the field of steroid biosynthesis, Alzheimer's disease and cancer. Dr. Papadopoulos has been appointed as the new Director of the Research Institute of the McGill University Health Centre in Montreal, Canada. Dr. Papadopoulos will assume his new role officially on July 1, 2007.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of equity securities, to file reports with the Securities and Exchange Commission reflecting their initial position of ownership on Form 3 and changes in ownership on Form 4 or Form 5. Based solely on a review of the copies of such Forms received by us, we believe that, during the fiscal year ended December 31, 2007, all of our officers, directors and ten percent stockholders complied with all applicable Section 16(a) filing requirements on a timely basis.

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

The Board of Directors and Committees

The Board held in person meetings, conference calls or unanimous consents thirty-seven (37) times during the fiscal year ended December 31, 2007, of which thirty-three (33) were unanimous actions adopted by the Board. Every director attended more than seventy-five (75%) percent of the total number of meetings of the Board. The Company has formed, by determination of the Board, an Audit Committee, with Mr. H. Thomas Winn as Chairman, who is an independent director and a financial expert as used in Item 7(d)(3)(iv) of Schedule 14A (240.14a -101 of this chapter) under the Exchange Act. The Audit Committee held six (6) meetings during the fiscal year ended December 31, 2007. The Compensation Committee, with Independent Director Ms. Cynthia C. Thompson as Chairman, held two (2) meetings during the fiscal year ended December 31, 2007. The Nomination Committee, with Independent Director Mr. Welter "Budd" Holden as Chairman through December 15, 2007, with Jacinto L. Ayala replacing Mr. Holden as Chairman on that date, held two (2) meetings during the fiscal year ended December 31, 2007.

Class I directors shall serve until the 2010 annual meeting, Class II directors shall serve until the 2009 annual meeting and Class III directors shall serve until the 2008 annual meeting. Each director elected shall serve until his successor is elected and duly qualified.

Committees of the Board of Directors

The Board of Directors has established four committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, and Internal Control Committee. Each of these committees has two or more members who serve at the discretion of the Board of Directors. The Audit Committee has a written charter approved by the Board of Directors and can be found under the "Investor Relations" section of our website at www.samaritanpharma.com. The members of the committees are identified in the paragraphs that follow.

Audit Committee. Thomas Winn (Chairman), Cynthia Thompson and Jacinto L. Ayala currently serve on the Audit Committee. The Company has a standing Audit Committee established in accordance with rules under the Exchange Act. Consistent with SEC rules regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation, and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. Mr. H. Thomas Winn as Chairman is an independent director and a financial expert as used in Item 7(d)(3)(iv) of Schedule 14 A (240.14a -101 of this chapter) under the Exchange Act.

Compensation Committee. Cynthia Thompson (Chairman), Jacinto L. Ayala, and Robert Crane currently serve on the Compensation Committee. The Compensation Committee administers our executive compensation program. Each member of the Committee is a non-employee and an independent director. The Compensation Committee is responsible for establishing salaries and administering the incentive programs for our Chief Executive Officer and other executive officers. The Compensation Committee has designed the Company's compensation program based on the philosophy that all of our executives are important to our success, with our executive officers setting the direction of our business and having overall responsibility for our results. As with other pharmaceutical companies, we operate in a highly competitive and difficult economic environment. Accordingly, the Compensation Committee has structured the Company's compensation to accomplish several goals: (a) to attract and retain very talented individuals, (b) to reward creativity in maximizing business opportunities and (c) to enhance stockholder value by achieving our short-term and long-term business objectives.

Nominating and Corporate Governance Committee. Jacinto L. Ayala (Chairman), Welter “Budd” Holden, and Robert Crane currently serve on the Nominating Committee. The nominating committee is responsible for overseeing corporate governance matters, reviewing possible candidates for Board membership and recommending nominees for election. The Committee is also responsible for evaluating the function and performance of the Board and overseeing the process for performance evaluation of the Committees of the Board. Additionally, the Committee reviews the Company's management succession plans and executive resources. The Nominating Committee believes members of the Board must possess certain basic personal and professional qualities in order to properly discharge their fiduciary duties to stockholders, provide effective oversight of the management of the Company and monitor the Company's adherence to principles of sound corporate governance. Board nominations must be selected by the Nomination Committee, which is comprised solely of independent directors. Although there are formal procedures for you to nominate persons to serve as directors, the Board will consider recommendations from you, which should be addressed to Samaritan Pharmaceuticals, Inc., 101 Convention Center Drive, Suite 310, Las Vegas, Nevada 89109. Our officers are elected by our Board and serve until the earlier of their resignation or removal, or until their successors have been duly elected and qualified.

Internal Control Committee. Cynthia Thompson (Chairman), Thomas Winn, and Robert Crane currently serve on the Internal Control Committee. The Internal Control Committee assists the Board of Directors with 1) periodic review of the internal control system; 2) assessment the internal control system effective functioning; 3) ensuring that the Company’s risks are adequately identified and managed; and 4) evaluating whether the accounting policies applied are adequate and consistent for the purposes of the consolidated financial statements.

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

Bonuses. The Compensation Committee has the authority to award discretionary bonuses to our executive officers. The incentive bonuses are intended to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives vary depending on the individual executive, but relate generally to strategic factors such as a) initial signing of an employment agreement; b) upon acceptance of filing of a new drug application by the FDA; c) the FDA approval to move from one phase to the next phase in the FDA application process; d) pharmaceutical sales goals achieved e) completion of an in-licensing contract; f) completion of an out-licensing contract; and g) increases in market capitalization. The Compensation Committee did not make any cash bonuses to the executive officers in 2007.

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

Chief Executive Officer Compensation. The Compensation Committee uses the same factors in determining the compensation of the Chief Executive Officer as it does for the executive officers. The Chief Executive Officer's base salary for Fiscal 2007 was $506,556, and as of December 31, 2006, the Chief Executive Officer has accrued compensation of $719,555 which could be converted into restricted shares, at the executive's option. The Chief Executive Officer received other compensation as indicated in the Summary Compensation Table.

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

Compensation Committee Report

The Compensation Committee of the Board is composed of three (3) independent directors. The Compensation Committee does not have a written charter. The Compensation Committee is responsible for overseeing the Company's compensation process on behalf of the Board. The members of the Compensation Committee consist of independent directors Ms. Cynthia C. Thompson, Chairman, Mr. Jacinto L. Ayala, and Mr. Robert Crane.

The Compensation Committee has reviewed and discussed this Compensation Discussion & Analysis (CD&A) with management. Based on the review and discussions, the Compensation Committee recommended to the Board that the CD&A be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, for filing with the SEC and as applicable, the Company's proxy or information statement.

The foregoing report is provided by the following directors, who constitute the Compensation Committee:

The Compensation Committee:

Ms. Cynthia C. Thompson (Chairman) Mr. Jacinto L. Ayala Mr. Robert Crane Summary Compensation Table

		Salary $	Bonus $	Stock Awards $ (6)	Option Awards $ (7)			All Other Compensation $ (8),(9)	Total $
Name And Principal Position	Year					Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings $

Dr. Janet R. Greeson	2007	506,556	-0-	-0-	93,025	-0-	-0-	16,773	616,354
CEO, President and	2006	482,434	-0-	-0-	-0-	-0-	-0-	10,799	493,233
Chairman of the Board (1), (2),(5)	2005	459,461	-0-	-0-	-0-	-0-	-0-	8,850	468,311

Mr. Eugene J. Boyle	2007	337,704	-0-	-0-	69,769	-0-	-0-	16,633	420,106
CFO and COO (1), (3),(5)	2006	321,622	-0-	-0-	-0-	-0-	-0-	9,213	330,835
	2005	306,307	-0-	-0-	-0-	-0-	-0-	6,857	313,164

Dr. Thomas Lang	2007	340,397	-0-	-0-	-0-	-0-	-0-	22,733	363,130
Chief Drug Development	2006	324,188	-0-	-0-	-0-	-0-	-0-	15,190	339,378
Officer (4)	2005	308,750	-0-	-0-	-0-	-0-	-0-	11,190	319,940

Dr. Christos Dakas (10)	2007	197,861	-0-	-0-	62,213	-0-	-0-	18,201	278,275
Managing Director - Samaritan	2006	136,075	-0-	-0-	-0-	-0-	-0-	16,611	152,686
	2005	68,038	-0-	-0-	-0-	-0-	-0-	8,306	76,344

Mr. George Weaver(1)	2007	136,159	-0-	-0-	27,908	-0-	-0-	16,882	180,949
Regulatory Affairs	2006	129,675	-0-	-0-	10,428	-0-	-0-	8,386	148,489

	2005	123,500	-0-	-0-	-0-	-0-	-0-	6,283	129,783

1)

The following executives have accrued compensation as of December 31, 2007, Janet Greeson, $719,555, Eugene Boyle, $394,978, George Weaver, $52,845 and Thomas Lang, $16,910 Each executive has the option to convert their respective accrued compensation into restricted shares. In 2006, George Weaver exercised his option and the Board of Directors approved the conversion of $90,000 into restricted shares.

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

4)

On June 1, 2004, the Company entered into an employment agreement with Dr. Thomas Lang pursuant to which Dr. Lang shall serve as the Company's Chief Drug Development Officer for a term of four (4) years. Dr. Lang is entitled to a base salary of $300,000 per year which may be paid in stock pursuant to a formula as set forth in the agreement. Dr. Lang is entitled to receive bonus payments of $50,000 for each Investigational New Drug Applications "granted" by the FDA. Dr. Lang received a one-time signing bonus of 100,000 options to purchase our Common Stock at $1.00 per share, such options to expire after three (3) years. Dr. Lang is entitled to moving expenses up to $30,000. Dr. Lang shall receive a grant of 1,200,000 options, one-quarter (1/4) of which shall vest each year. The price of the options shall be $1.08 with a term of ten (10) years. Upon termination of the employment agreement, such 1,200,000 options (vested and non-vested) shall expire within thirty (30) days thereafter. Dr. Lang shall have the opportunity to participate in all of the Company's qualified defined benefit and defined contribution retirement plans (subject to eligibility requirements in such plans), three (3) weeks paid vacation (and paid holidays observed by the Company.

5)

During calendar year 2007, Dr. Janet Greeson and Eugene Boyle withdrew restricted shares for an aggregate value of $280,000 and $70,000 respectively from the Samaritan Deferred Compensation Plan which was contributed to the Plan prior to the year 2005.

6)

On December 14, 2007, the Company issued the following restricted shares into the Samaritan Pharmaceuticals Benefit Plan for the following executives: Dr. Janet Greeson, 1,424,694; Eugene Boyle, 474,895; Christos Dakas, 78,456; and George Weaver, 74,765.

7)

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

8)

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

9)

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

10)

On June 29, 2005, the Company entered into an employment arrangement with Christos Dakas to serve as the European Business Development and Managing Director of Samaritan Pharmaceuticals Europe S.A. in Greece. Dr. Dakas shall receive a base salary of (Euro) 105,280 per year, a car allowance equal to (Euro) 12,852 per year and a performance based bonus to be awarded annually at the discretion of the CEO of the Company. Dr. Dakas also is entitled to receive 100,000 stock options priced at one hundred ten percent (110%) of the market price effective July 11, 2005 and said options expire after three (3) years, or after thirty (30) days after Dr. Dakas leaves his employ with Samaritan Pharmaceuticals Europe. Dr. Dakas is entitled to health insurance and other benefit programs per Samaritan Pharmaceuticals Europe. The amounts shown in this column cover amounts for the payment of Medicare/Social Security taxes, life insurance premiums and life annuity premiums for the benefit of the particular employee, and the employers matching contribution to the particular employees 401(k).

Grants of Plan-Based Awards

Options to purchase 662,500 shares of our Common Stock were granted under the Option Plan to the executive officers named in the Summary Compensation Table during fiscal 2007. The following table shows the number of options granted and the exercise price per share.

All Other
Option
Awards:
		Number of		Grant Date
		Securities		Fair Value
		Underlying	Exercise or Base	Of Stock &
	Grant	Options	Price of Option	Option Awards
Name	Date	(#)	($/Sh)	($)

Dr. Janet R. Greeson	12/14/2007	250,000.49		93,025
Mr. Eugene J. Boyle	12/14/2007	187,500.49		69,769
Mr. Thomas Lang	N/A	-0-	-0-	-0-
Dr. Christos Dakas	12/14/2007	75,000.49		31,000
Dr. Christos Dakas	12/19/2007	75,000.50		31,213
Mr. George Weaver	12/14/2007	75,000.49		27,908

The Compensation Committee determines the number of stock options granted based upon several factors: (a) level of responsibility, (b) expected contribution towards our performance and (c) total compensation strategy for mix of base salary, short-term incentives and long-term incentives.

Narrative Disclosure to Summary Compensation Table

In order to conserve cash, the Named Executive Officers and certain other key employees may convert their salaries into restricted shares of the Company.

Material Terms of Employment Contracts of Named Executive Officers

We do not have employment agreements with Dr. Janet Greeson, Mr. Eugene Boyle, and Mr. George Weaver. The Company does have employment agreements with Dr. Thomas Lang and Dr. Christos Dakas, both agreements ending in the calendar year 2008. Each executive works for a base salary, with a minimum five (5%) annual increase for subsequent years. Each executive also received our standard employee life, disability, long-term care (after five years of service), health insurance benefits, and car allowances. Each executive may also be entitled to receive additional compensation for achieving the following events:

(i)	upon consummation of a transaction with a pharmaceutical company expected to result in equity investment, a royalty revenue, or other substantial benefit as our Board may determine;
(ii)	upon approval by the Food and Drug Administration of each new investigational new drug application filed by us for commencement of human trials;
(iii)	upon approval by the FDA of each new drug application filed by us for any drug,; and
(iv)

upon achievement of goals specified by our Board as determined in the third quarter of each fiscal year, based on performance relative to their individual work as an executive manager and/or scientist and based on reference to objective criteria such as the market price of our stock or meeting budgets approved by the Board.

If an executive’s employment terminates other than “for cause” or within twelve months after a change of control of Samaritan Pharmaceuticals, he or she is entitled to, among other things, severance payments of four (4) months for every year of service based on his or her salary as of termination, and any payment calculated by reference to prior bonus payments, continuation of or comparable health plan benefits for themselves for four months for every year of service, and immediate vesting of any unvested stock options.

The agreement requires the executive to assign inventions and other intellectual property to Samaritan Pharmaceuticals which they conceive or reduce to practice during employment and for such period as the Company pays severance, contains protective provisions concerning confidential information, non-competition and non-solicitation of employees, and provides for indemnification of each executive.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the unexercised options to purchase shares of our Common Stock granted under the Option Plan to the executive officers named in the Summary Compensation Table and held by them at December 31, 2007.

	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Number of Securities Underlying Unexercised Option Exercise Price

				Option Expiration Date
Name
Janet Greeson	255,369	-0-	3.48	12/31/2011
	255,369	-0-	3.48	01/02/2012
	296,614	-0-	3.48	04/25/2012
	430,373	-0-	3.48	01/15/2013
	467,892	-0-	2.04	01/02/2014
	241,035	-0-	3.48	01/02/2014
	250,000	-0-	.49	12/14/2017
Eugene Boyle	127,685	-0-	3.48	12/31/2011
	127,684	-0-	3.48	01/02/2012
	74,154	-0-	3.48	04/25/2012
	215,187	-0-	3.48	01/15/2013
	265,015	-0-	2.04	01/02/2014
	89,450	-0-	3.48	01/02/2014
	440,182	-0-	5.58	01/05/2015
	187,500	-0-	.49	12/14/2017
Thomas Lang	4,167	-0-	3.00	10/09/2008
	10,000	-0-	6.48	06/01/2014
Christos Dakas	16,667	-0-	2.94	07/11/2008
	75,000	-0-	.49	12/14/2017
	75,000	-0-	.50	12/19/2017
George Weaver	8,334	-0-	2.04	01/02/2014
	75,000	-0-	.49	12/14/2017

Option Exercises and Stock Vested

The following table sets forth information with respect to the option exercises and stock vested as of December 31, 2007:

Name of Executive Officer
	Option Awards		Stock Awards
	Number of Shares Acquired On Exercise #	Value Realized On Exercise $	Number of Shares Acquired On Vesting #	Value Realized On Vesting

Janet Greeson	-0-	-0-	-0-	-0-
Eugene Boyle	-0-	-0-	-0-	-0-
Thomas Lang	-0-	-0-	-0-	-0-
Christos Dakas	-0-	-0-	-0-	-0-
George Weaver	-0-	-0-	-0-	-0-

Pension Benefits

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

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

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

	Executive Contributions in Last FY $	Registrant Contributions in Last FY $ (2)(4)	Aggregate Earnings in Last FY $	Aggregate Withdrawals/ Distributions (2)(3) $	Aggregate Balance at Last FYE (2)(5) $

Name
Janet Greeson (1)	-0-	408,887	-0-	280,000	687,097
Eugene Boyle (1)	-0-	136,295	-0-	70,000	511,070
Thomas Lang (1)	-0-	-0-	-0-	-0-	-0-
Christos Dakas (1)	-0-	22,517	-0-	-0-	18,123
George Weaver (1)	-0-	21,458	-0-	-0-	51,925

1)

As of December 31, 2007, the Company has issued 6,490,213 shares into the Rabbi Trust with the following credit allocation: Dr. Janet Greeson 2,974,446; Mr. Eugene J. Boyle 2,212,426; Mr. Christos Dakas 78,456; Mr. George Weaver 224,785; Ms.

Kristi Eads 50,625; Ms. Dianne Thompson 21,376; Mr. Barrie Fuller 11,250; Mr. Jacinto L. Ayala 67,500; Mr. Robert W. Crane 52,500; Dr. Julio Garcia 37,500; Mr. Welter “Budd” Holden 126,373; Dr. Erasto R. C. Saldi 40,834; Ms. Cynthia C. Thompson 191,667; Mr. H. Thomas Winn 150,834 and Dr. Vassilios Papadopoulos 249,641.

2)	If applicable, the calculations take into account a thirty percent discount to the market price if there is a restriction to the stock.
3)	The $0.20 price per share of the Company's securities is the closing market price as of January 3, 2007.
4)	The $0.41 price per share of the Company's securities is the closing market price as of December 14, 2007.
5)	The $0.33 price per share of the Company's securities is the closing market price as of December 31, 2007.

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

In the event the named executive officers were terminated without "cause" or they terminated their employment for "good reason" following a change of control, the named executive officers would receive the following severance payments (based on current salary rates, the average bonuses of the named executive officers for the last three fiscal years as the highest bonus and additional retirement benefits). Assuming the employment of our executive officers were to be terminated without cause (whether through constructive termination or otherwise) on December 31, 2007, the following individuals would be entitled to payments in the amounts set forth: Dr. Janet Greeson, $1,849,062; Eugene Boyle, $910,230; Dr. Thomas Lang, $302,608; Dr. Christos Dakas, $139,137; and George Weaver, $211,107. The foregoing does not include any amounts that would be payable under the "gross-up" provisions of the change of control employment agreements, or any amounts attributable to the accelerated vesting of equity awards upon a change of control.

Discussion of Director Compensation

Directors who are employees of the Company do not receive additional compensation for serving as directors. Each director who is not an employee of the Company receives a grant of shares of our Common Stock, annually as compensation for his or her services as a member of the Board of Directors. Non-employee directors receive no additional fee for meetings of the Board of Directors attended in person by such director or for each telephone meeting in which such director participates. Non-employee directors who serve on a committee of the Board receive a grant of shares of our Common Stock, annually as compensation for his or her services as a member of such committee. Chairmen of the committees receive a grant of shares of our Common Stock annually as compensation for his or her services as a chairman of such committee. All directors of the Company are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board or committees thereof, and for other expenses incurred in their capacities as directors of the Company.

The following director compensation table sets forth the total annual compensation paid or accrued by the Company to or for the account of each member of the Board of the Company except the Chief Executive Officer, Dr. Janet Greeson, and Chief Financial Officer, Mr. Eugene Boyle, who receive no additional compensation in their individual capacity as Board members:

Director Compensation Table

Change In Pension Value And Nonqualified Deferred Compensation Earnings

	Fees Earned or Paid in Cash $	Stock Awards $ (1)	Option Awards $	Non-Equity Incentive Plan Compensation $
All Other Compensation $

Name							Total
Jacinto L. Ayala	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Robert Crane	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Julio Garcia	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Welter "Budd" Holden	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Laurent Lecanu	7,500	-0-	-0-	-0-	-0-	-0-	7,500
Erasto Saldi	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Cynthia Thompson	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Thomas Winn	-0-	-0-	-0-	-0-	-0-	-0-	-0-

1)

On December 14, 2007, the Company issued the following restricted shares into the Samaritan Pharmaceuticals Deferred Compensation Plan for the following directors: Jacinto L. Ayala, 67,500; Robert Crane, 52,500; Dr. Julio Garcia, 37,500; Welter “Budd” Holden, 40,000; Dr. Erasto Saldi 37,500; Cynthia Thompson, 175,000; and Thomas Winn, 137,500.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

Equity Compensation Plan Information

	Number Of
	Securities To	Weighted
	Be Issued Upon	Average
	Exercise Of	Exercise Price	Number Of
	Outstanding	Of Outstanding	Securities
	Options, Warrants	Options, Warrants	Remaining For
Name Of Plan	And Rights	And Rights	Future Issuance
Equity compensation plans approved by security holders (1) (2)	5,435,611	$3.06	3,793,191

Equity compensation plans not approved by security holders (3)	6,490,213	$.33	0

Total	11,925,824		3,793,191

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

Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by footnote, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Options to purchase shares of the our Common Stock that are exercisable within sixty (60) days of March 14, 2008 are deemed to be beneficially owned by the person holding such options for the purpose of computing ownership of such person, but are not treated as outstanding for the purpose of computing the ownership of any other person. Applicable percentage of beneficial ownership is based on 30,762,672 shares of common stock outstanding as of March 14, 2008.

The following table sets forth information we know with respect to the beneficial ownership of our Common Stock as of March 14, 2008, for each person or group of affiliated persons, whom we know to beneficially own more than 5% of our Common Stock. The table also sets forth such information for our directors and executive officers, individually and as a group. The address for each listed stockholder is: c/o Samaritan Pharmaceuticals, Inc., 101 Convention Center Drive, Suite 310, Las Vegas, Nevada 89109.

				Percentage of
			Total Number	Total
			of	Number of
	Number of	Number of	Options and	Shares
	Shares	Options	Shares	and Options
	Beneficially	Beneficially	Beneficially	Beneficially
Beneficial Owner	Owned	Owned	Owned (1)	Owned

Dr. Janet R. Greeson	1,074,608	2,196,652	3,271,260	10.6%
Mr. Eugene J. Boyle	334,520	1,526,857	1,861,377	6.1%
Dr. Thomas Lang	17,858	220,834	238,692	*
Ms. Kristi C. Eads	57,500	85,000	142,500	*
Mr. George Weaver	0	93,334	93,334	*
Dr. Laurent Lecanu	8,334	13,334	21,668	*
Dr. Erasto R.C. Saldi	7,730	13,334	21,064	*
Mr. Welter “Budd” Holden	439,192	13,334	452,526	1.5%
Mr. H. Thomas Winn	16,667	13,334	30,001	*
Ms. Cynthia C. Thompson	123,926	20,000	143,926	*
All Executive officers and directors
as a group (eleven persons)	2,889,642	3,613,508	6,276,348	20.4%
Dr. Vassilios Papadopoulos (2)	16,667	291,667	308,334	1.1%
Dr. Christos Dakas (3)		16,667	16,667	*

			*Less than one percent (1%)

1) If an officer or director had previously elected to exercise options or deferred compensation through a program that involves the crediting of deferred shares of our Common Stock held pursuant to the Trust under Samaritan Pharmaceuticals, Inc. Executive Benefit Plan (the "Rabbi Trust") for distribution to the executive after termination of employment, the shares were excluded from the above calculation. As of December 31, 2007, the Company has issued 6,490,213 shares into the Rabbi Trust with the following credit allocation: Dr. Janet Greeson 2,974,446; Mr. Eugene J. Boyle 2,212,426; Mr. Christos Dakas 78,456; Mr. George Weaver 224,785; Ms. Kristi Eads 50,625; Ms. Dianne Thompson 21,376; Mr. Barrie Fuller 11,250; Mr. Jacinto L. Ayala 67,500; Mr. Robert W. Crane 52,500; Dr. Julio Garcia 37,500; Mr. Welter “Budd” Holden 126,373; Dr. Erasto R. C. Saldi 40,834; Ms. Cynthia C. Thompson 191,667; Mr. H. Thomas Winn 150,834 and Dr. Vassilios Papadopoulos 249,641.

2) Dr. Vassilios Papadopoulos is a key consultant for the Company and a former officer and director.

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

Director Independence

The Company's Board of Directors contains the following members: Dr. Janet Greeson, Mr. Eugene Boyle, Mr. Thomas H. Winn, Ms. Cynthia Thompson, Mr. Welter "Budd" Holden, Dr. Julio Garcia, Mr. Jacinto L. Ayala, Mr. Robert Crane and Dr. Lecanu Laurent. The OTC Bulletin Board does not have rules regarding director independence. The following directors are considered "independent" as defined under the rules of the NASDAQ Stock Market: Mr. Thomas H. Winn, Ms. Cynthia Thompson, Mr. Welter "Budd" Holden, Dr. Julio Garcia, Mr. Jacinto L. Ayala, Mr. Robert Crane and Dr. Lecanu Laurent.

There were no undisclosed transactions, relationships or arrangements pursuant to Item 404(a) (related-party transactions) that were considered by the Board under the applicable independence definitions in determining that the director is independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by SHERB & CO., LLP for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2007 and December 31, 2006, and fees billed for other services rendered by SHERB & CO LLP during those periods:

	2007	2006
Audit fee:	$45,000	$45,000
Audit-related fees:	$15,000	$15,000
Tax fees:	$-	$-
Other:	$8,610	$4,025
Total:	$68,610	$64,025

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

The Audit Committee is responsible for overseeing the Company's financial reporting process on behalf of the Board. The members of the Audit Committee consist of independent directors Mr. H. Thomas Winn, Ms. Cynthia C. Thompson and Mr. Jacinto L. Ayala. Each year, the Audit Committee recommends to the Board, subject to stockholder ratification, the selection of the Company's independent auditors.

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

Based upon the Audit Committee's discussion with management and the independent auditors and the Audit Committee's review of the representation of management and the disclosures by the independent auditors to the Audit Committee, the Audit Committee recommended to the Board that the Company's audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, for filing with the SEC. The Audit Committee and the Board have also recommended the selection of SHERB & CO., LLP as the Company's independent auditors for 2008, subject to stockholder ratification.

The Audit Committee Report does not constitute soliciting material, and shall not be deemed to be filed or incorporated by reference into any other Company filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates the Audit Committee Report by reference therein.

The Audit Committee:

Mr. H. Thomas Winn (Chairman) Ms. Cynthia C. Thompson Mr. Jacinto L. Ayala

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Listed below are all exhibits filed as part of this Annual Report on Form 10-K. Some exhibits are filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

EXHIBIT NO.	DESCRIPTION	LOCATION
3.1	Articles of Incorporation, restated as last	Incorporated by reference to Exhibit 3.1 to the
	amended November 1, 2007	Company's Current Quarterly Report on Form 10-
QSB as filed with the U.S. Securities and Exchange
Commission on November 11, 2007.
3.2	Bylaws, restated as last amended March 20,	Provided herewith
2008
4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to the
Company's Current Report Form 10-SB12G as filed
with the U.S. Securities and Exchange Commission on
July 21, 1999
4.2	Amended Samaritan Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 4.2 to the
	2001 Stock Option Plan	Company's Quarterly Report on Form 10-QSB as filed
with the U.S. Securities and Exchange Commission on
August 16, 2004
4.3	Samaritan Pharmaceuticals, Inc. 2005 Stock	Incorporated by reference to Schedule 14-A
	Option Plan	Information Statement as filed with the U.S. Securities
and Exchange Commission on April 29, 2005 and
approved by the shareholders on June 10, 2005
10.1	Research, Development and	Incorporated by reference to Exhibit 10.1 to the
	Commercialization Collaboration Agreement	Company's Form 10-K as filed with the U.S.
	for SP-01A dated March 28, 2007 by and	Securities and Exchange
	between Pharmaplaz and the Company.	Commission on April 13, 2007.
10.2	Common Stock Purchase Agreement	Incorporated by reference to Exhibit 10.1 to the
	(Purchase Agreement I), dated April 22, 2003,	Company's Current Report on Form 8-K as filed with
	by and between the Company and Fusion	the U.S. Securities and Exchange Commission on
	Capital Fund II, LLC	April 25, 2003
10.3	Registration Rights Agreement, dated April	Incorporated by reference to Exhibit 10.2 to the
	22, 2003, by and between the Company and	Company's Current Report on Form 8-K as filed with
	Fusion Capital Fund II, LLC	the U.S. Securities and Exchange Commission on
April 25, 2003

10.4	Employment Agreement, dated as of January	Incorporated by reference to Exhibit 10.6 to the
	1, 2001, by and between Samaritan	Company's Quarterly Report on Form 10-QSB as filed
	Pharmaceuticals, Inc. and Mr. Thomas Lang.	with the U.S. Securities and Exchange Commission on
August 16, 2004
10.5	Form of Trust Under Samaritan	Incorporated by reference to Exhibit 10.10 to the
	Pharmaceuticals, Inc. Deferred Compensation	Company's Quarterly Report on Form 10-QSB as filed
	Plan	with the U.S. Securities and Exchange Commission on
August 14, 2002
10.6	Master Clinical Trial and Full Scale	Incorporated by reference to Exhibit 10.10 to the
	Manufacturing Agreement, dated October 5,	Company's Quarterly Report on Form 10-QSB as filed
	2004, by and between the Company and	with the U.S. Securities and Exchange Commission on
	Pharmaplaz, LTD	November 15, 2004
10.7	Common Stock Purchase Agreement	Incorporated by reference to Exhibit 10.11 to the
	(Purchase Agreement II), dated May 12, 2005,	Company's Quarterly Report on Form 10-QSB as filed
	by and between the Company and Fusion	with the U.S. Securities and Exchange Commission on
	Capital Fund II, LLC	May 13, 2005
10.8	Amendment to Common Stock Purchase	Incorporated by reference to Exhibit 10.12 to the
	Agreement, dated December 19, 2005, by and	Company's Registration Statement on Form SB-2 as
	between the Company and Fusion Capital	filed with the U.S. Securities and Exchange
	Fund II, LLC	Commission on December 15, 2005
10.9	Registration Rights Agreement, dated May 12,	Incorporated by reference to Exhibit 10.12 to the
	2005, by and between the Company and	Company's Quarterly Report on Form 10-QSB as filed
	Fusion Capital Fund II, LLC	with the U.S. Securities and Exchange Commission on
May 13, 2005
10.10	Norbrook Supply Agreement	Incorporated by reference to Exhibit 1 to the
Company's Current Report on Form 8-K as filed with
the U.S. Securities and Exchange Commission on
September 27, 2005
10.11	Research Collaboration and Licensing	Incorporated by reference to Exhibit 10.10 to the
	Agreement, dated June 8, 2001, by and	Company's Registration Statement on Form SB-2 as
	between Georgetown University and	filed with the U.S. Securities and Exchange
	Samaritan Pharmaceuticals, Inc.	Commission on July 30, 2003
10.12	Change in Control Severance Plan for Certain	Incorporated by reference to Exhibit 10.16 to the
	Covered Executives and Employees of	Company's Quarterly Report on Form 10-Q as filed
	Samaritan Pharmaceuticals, Inc.	with the U.S. Securities and Exchange Commission on
August 14, 2006.
10.13	Samaritan Pharmaceuticals, Inc.'s	Incorporated by reference to Exhibit 10.17 to the
	Director/Officer's Indemnification Agreement	Company's Quarterly Report on Form 10-Q as filed
with the U.S. Securities and Exchange Commission on
August 14, 2006.
10.14	Stock Purchase Agreement among Samaritan	Incorporated by reference to Exhibit 10.18 to the
	Pharmaceuticals, Metastatin Pharmaceuticals,	Company's Quarterly Report on Form 10-Q as filed
	and the shareholders of Metastatin	with the U.S. Securities and Exchange Commission on
	Pharmaceuticals.	November 14, 2006.
10.15	Samaritan Pharmaceuticals, Inc.’s In-	Incorporated by reference to Exhibit 10.15 to the
	Licensing Agreement with Three Rivers	Company's Form 10-Q as filed with the U.S.
	Pharmaceuticals.	Securities and Exchange Commission on May 21,
2007.
10.16	Samaritan Pharmaceuticals, Inc.’s In-	Incorporated by reference to Exhibit 10.16 to the
	Licensing Agreement with Molteni	Company's Form 10-Q as filed with the U.S.
	Pharmaceuticals.	Securities and Exchange Commission on May 21,
2007.
10.17	Pharmaplaz Research, Development and	Incorporated by reference to Exhibit 10.17 to the
	Commercialization Collaboration Agreement	Company's Quarterly Report on Form 8-K as filed
with SEC on March 28, 2007.
10.18	Pharmaplaz Research, Development and	Incorporated by reference to Exhibit 10.18 to the
	Commercialization Collaboration Agreement	Company's Quarterly Report on Form 10-Q as filed
	Supplement	with the U.S. Securities and Exchange Commission
on May 21, 2007.
10.19	Research Collaboration and Licensing	Incorporated by reference to Exhibit 99.2 to the
	Agreement by and between The Research	Company’s Current Report on Form 8-K as filed with
	Centre at McGill University, Samaritan	the U.S. Securities and Exchange Commission on
	Therapeutics, Inc., and Samaritan	July 25, 2007.
Pharmaceuticals, Inc.

10.20	Cooperative Lock Up Agreement between	Incorporated by reference to Exhibit 99.2 to the
	Samaritan Pharmaceuticals, inc. and Doug	Company’s Current Report on Form 8-K as filed with
	Bessert and KD1, Inc.	the U.S. Securities and Exchange Commission on
June 12, 2007.
10.21	Samaritan Pharmaceuticals, Inc.’s In-	Provided herewith
Licensing Agreement with EUSA Pharma
10.22	Samaritan Pharmaceuticals, Inc.’s In-	Provided herewith
Licensing Agreement with Abiogen Pharma
10.23	Samaritan Pharmaceuticals, Inc.’s In-Licensing	Provided herewith
Agreement with Siraeo, Ltd.
14.1	The Samaritan Pharmaceuticals, Inc. Code of	Incorporated by reference to Exhibit 14.1 to the
	Conduct	Company's Form 10-KSB as filed with the U.S.
Securities and Exchange Commission on April 15,
		2003	.
21	List of Subsidiaries	Incorporated by reference to Exhibit 21 to the
Company's Quarterly Report on Form 10-QSB as filed
with the U.S. Securities and Exchange Commission on
August 15, 2005
23.1	Consent of Independent Registered Public	Incorporated by reference to Exhibit 23.1 to the
	Accounting Firm	Company's Registration Statement on Form SB-2 as
filed with the U.S. Securities and Exchange
Commission on December 15, 2005
31.1	Certification of Chief Executive Officer re:	Provided herewith
Section 302
31.2	Certification of Chief Financial Officer re:	Provided herewith
Section 302
32.1	Certification of Chief Executive Officer re:	Provided herewith
Section 906
32.2	Certification of Chief Financial Officer re:	Provided herewith
Section 906

SIGNATURES

In accordance with Section 13 OR 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMARITAN PHARMACEUTICALS, INC

Dated: April 14, 2008	By: /s/ Janet Greeson, Ph.D.
-----------------------------
Janet Greeson, Ph.D.
President, Chief Executive
Officer, Chairman

Dated: April 14, 2008	By: /s/ Eugene Boyle
-----------------------------
Eugene Boyle,
Chief Financial Officer,
Director

Dated: April 14, 2008	By: /s/ Jacinto L. Ayala
-----------------------------
Jacinto L. Ayala
Director

Dated: April 14, 2008	By: /s/ Robert Crane
-----------------------------
Robert Crane
Director

Dated: April 14, 2008	By: /s/ Julio Garcia
-----------------------------
Julio Garcia
Director

Dated: April 14, 2008	By: /s/ Laurent Lecanu
-----------------------------
Laurent Lecanu
Director

Dated: April 14, 2008	By: /s/ H. Thomas Winn
-----------------------------
H. Thomas Winn
Director

Dated: April 14, 2008	By: /s/ Cynthia C. Thompson
-----------------------------
Cynthia C. Thompson
Director

Dated: April 14, 2008	By: /s/ Welter “Budd” Holden
-----------------------------
Welter “Budd” Holden
Director

SAMARITAN PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX
PAGE NUMBER
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2
CONSOLIDATED FINANCIAL STATEMENTS:
Balance Sheet	F-3
Statements of Operations and Comprehensive Income	F-4
Statements of Shareholders' Equity (Deficit)	F-5- F-8
Statements of Cash Flows	F-9
Notes to Financial Statements	F-10-F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders Samaritan Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Samaritan Pharmaceuticals, Inc. (a development stage company) as of December 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the years ending December 31, 2007, 2006 and 2005 and for the period from January 1, 2000 through December 31, 2007. The period beginning January 1, 1997 through December 31, 1999 was audited by the predecessor accounting firm. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, the consolidated financial position of Samaritan Pharmaceuticals, Inc. (a development stage company) as of December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for the years ending December 31, 2007, 2006 and 2005 and for the period from January 1, 2000 through December 31, 2007. The period beginning January 1, 1997 through December 31, 1999 was audited by the predecessor accounting firm, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has generated minimal revenues and experienced an accumulated deficit of $44,335,140 through December 31, 2007. For the year ended December 31, 2007 and 2006, the Company incurred net losses of $3,025,998 and $7,572,746, respectively and used cash flows from operations of $1,347,122 and $6,248,128, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

/s/ Sherb & Co., LLP ---------------------------- Sherb & Co., LLP Certified Public Accountants

New York, New York April 11, 2008

SAMARITAN PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$287,571	$742,075
Inventory, pharmaceutical product	56,358	-
Receivable from license collaberation	311,286	-
Receivable from overseas product sales	827,115	-
Note receivable	250,000	250,000
Interest receivable	101,096	71,096
Refundable tax credit	250,000	-
Prepaid expenses	148,614	10,750
TOTAL CURRENT ASSETS	2,232,040	1,073,921

PROPERTY AND EQUIPMENT	55,919	127,627

OTHER ASSETS:
Patent registration costs	1,411,383	1,042,791
Purchased technology rights	226,628	252,349
Deposits	2,779	2,779
TOTAL OTHER ASSETS	1,640,790	1,297,919

	$3,928,749	$2,499,467

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,041,922	$414,237
Accrued officers' salaries	1,184,289	515,271
Accounts payable to be settled through issuance of stock	-	590,057
Loan from officer/shareholder	300,000	-
TOTAL CURRENT LIABILITIES	2,526,211	1,519,565

SHAREHOLDERS' EQUITY:
Preferred stock, 5,000,000 shares authorized at $.001 par value,
none issued and outstanding at December 31, 2007 and 2006	-	-
Common stock, 200,000,000 shares authorized at $.001
par value, 30,494,816 and 26,108,785 issued and
outstanding at December 31, 2007 and 2006, respectively	30,495	26,109
Additional paid-in capital	45,896,906	42,225,080
Common stock to be issued	-	231,502
Treasury stock	(250,248)	(250,248)
Accumulated other comprehensive loss	60,525	56,601
Accumulated deficit during development stage	(44,335,140)	(41,309,142)
TOTAL SHAREHOLDERS' EQUITY	1,402,538	979,902

	$3,928,749	$2,499,467

See accompanying notes to the consolidated financial statements.

F-3

SAMARITAN PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

		From
		Inception
	From January 1, 1997	(September 5, 1994)
	To	To	For the Years Ended December 31,
	December 31, 2007	December 31, 1996	2007	2006	2005
	(Audited)	(Unaudited)
REVENUES:
Pharmaceutical sales	$1,031,203	$-	$1,031,203	$-	$-
Licensing rights	3,451,742	-	3,451,742	-	-
Consulting	300,000	-	-	-	-
Government research grants	494,226	-	205,000	32,379	256,847
	$5,277,171	$-	$4,687,945	$32,379	$256,847

EXPENSES:
Cost of goods sold (pharmaceutical sales)	533,351	-	533,351	-	-
Research and development	16,057,847	82,171	1,733,194	4,667,053	3,456,301
Interest, net	(92,437)	-	(13,897)	(31,795)	(60,021)
General and administrative	28,755,016	2,067,188	4,285,872	2,812,934	2,320,011
Depreciation and amortization	1,584,365	3,484	184,967	156,933	98,115
Collateral reserve adjustment	990,456	-	990,456	-	-
Other income	(369,130)	-	-	-	-
	47,459,468	2,152,843	7,713,943	7,605,125	5,814,406

NET LOSS	(42,182,297)	(2,152,843)	(3,025,998)	(7,572,746)	(5,557,559)

Other Comprehensive Income (Loss):
Unrealized gain on marketable securities	-	-	-	3,933	12,648
Foreign translation adjustment	60,525	-	3,924	77,141	(20,540)

Total Comprehensive Loss	$(42,121,772)	$(2,152,843)	$(3,022,074)	$(7,491,672)	$(5,565,452)

Loss per share, basic and diluted			$(0.12)	$(0.29)	$(0.25)

Weighted average number of shares outstanding:

Basic and diluted			27,375,233	24,509,775	22,426,766

See accompanying notes to the consolidated financial statements

F-4

				SAMARITAN PHARMACEUTICALS, INC.
				(A DEVELOPMENT STATE COMPANY)

			CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

			FROM INCEPTION (SEPTEMBER 5, 1994) TO DECEMBER 31, 2007

			Shares					Accumulated
	Number	Par Value	Reserved	Additional	Common Stock			Other	Stock			Total
	of	Common	for	Paid in	To Be		Deferred	Comprehensive	Subscriptions	Treasury	Accumulated	Shareholders'
	Shares	Stock	Conversion	Capital	Issued	Warrants	Compensation	Income	Receivable	Shares	Deficit	Deficit
Inception at September 5, 1994 (Unaudited)	-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Shares issued for cash, net of offering costs	1,014,231	1,014	-	635,076	-	-	-	-	-	-	-	636,090
Warrants issued for cash	-		-		-	5,000	-	-	-	-	-	5,000
Shares issued as compensation for services	119,083	119	-	1,428,881	-	-	-	-	-	-	-	1,429,000

Net loss			-		-	-	-	-	-	-	(2,152,843)	(2,152,843)
December 31, 1996 (Unaudited)	1,133,314	1,133	-	2,063,957	-	5,000	-	-	-	-	(2,152,843)	(82,753)

Issuance of stock, prior to acquisition	34,392	34	-	371,121	-	-	-	-	-	-	-	371,155
Acquisition of subsidiary for stock	250,500	251	-	46,445	-	-	-	-	-	-	-	46,695
Shares of parent redeemed, par value $.0001	(1,418,206)	(1,418)	-	1,418	-	-	-	-	-	-	-	-
Shares of public subsidiary issued, par value $.001	1,281,615	1,282	820	(2,102)	-	-	-	-	-	-	-	-

Net loss	-		-		-	-	-	-	-	-	(979,635)	(979,635)
December 31, 1997 (Audited)	1,281,615	1,282	820	2,480,838	-	5,000	-	-	-	-	(3,132,478)	(644,538)

Conversion of parent's shares	116,004	116	(696)	580	-	-	-	-	-	-	-	-
Shares issued for cash, net of offering costs	115,583	116	-	605,763	-	-	-	-	-	-	-	605,879
Shares issued in cancellation of debt	87,500	88	-	524,913	-	-	-	-	-	-	-	525,000
Shares issued as compensation	66,667	67	-	349,933	-	-	-	-	-	-	-	350,000

Net loss			-		-	-	-	-	-	-	(1,009,945)	(1,009,945)

December 31, 1998 (Audited)	1,667,369	1,667	124	3,962,027	-	5,000	-	-	-	-	(4,142,423)	(173,604)
	-
Conversion of parent's shares	2,167	2	(13)	11	-	-	-	-	-	-	-	-
Shares issued in cancellation of debt	5,000	5	-	29,995	-	-	-	-	-	-	-	30,000
Shares issued for cash, net of offering costs	7,500	8	-	41,405	-	-	-	-	-	-	-	41,412
Shares issued as compensation	594,875	595	-	465,087	-	-	-	-	-	-	-	465,682
Detachable warrants issued	-	-	-	-	-	152,125	-	-	-	-	-	152,125
Detachable warrants exercised	16,667	17	-	148,983	-	(149,000)	-	-	-	-	-	-
Debentures converted to stock	280,408	280	-	641,840	-	-	-	-	-	-	-	642,120

Net loss	-		-		-	-	-	-	-	-	(1,671,255)	(1,671,255)

December 31, 1999 (Audited)	2,573,985	2,574	111	5,289,348	-	8,125	-	-	-	-	(5,813,678)	(513,520)

Conversion of parent's shares	21,492	21	(111)	90	-	-	-	-	-	-	-	-
Shares issued for cash, net of offering costs	262,532	263	-	859,772	-	-	-	-	-	-	-	860,035
Shares issued in cancellation of debt	145,833	146	-	661,648	-	-	-	-	-	-	-	661,794
Shares issued in cancellation of accounts payable	16,667	17	-	31,248	-	-	-	-	-	-	-	31,265
Shares issued as compensation	562,158	562	-	2,557,905	-	-	(759,560)	-	-	-	-	1,798,907
Warrants exercised	6,468	6	-	3,119	-	(3,125)	-	-	-	-	-	-
Warrants expired	-	-	-	5,000	-	(5,000)	-	-	-	-	-	-
Net loss	-	-	-		-	-	-	-	-	-	(3,843,308)	(3,843,308)

December 31, 2000 (Audited)	3,589,135	3,589	-	9,408,129	-	-	(759,560)	-	-	-	(9,656,986)	(1,004,827)

		See accompanying notes to the consolidated financial statements
		F-5

				SAMARITAN PHARMACEUTICALS, INC.
				(A DEVELOPMENT STATE COMPANY)

			CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

			FROM INCEPTION (SEPTEMBER 5, 1994) TO DECEMBER 31, 2007

			Shares					Accumulated
	Number	Par Value	Reserved	Additional	Common Stock			Other	Stock			Total
	of	Common	for	Paid in	To Be		Deferred	Comprehensive	Subscriptions	Treasury	Accumulated	Shareholders'
	Shares	Stock	Conversion	Capital	Issued	Warrants	Compensation	Income	Receivable	Shares	Deficit	Deficit
Shares issued for cash, net of offering costs	1,082,848	1,083	-	1,263,172	-	-	-	-	-	-	-	1,264,255
Shares issued as compensation	1,527,033	1,527	-	1,566,234	-	-	(230,512)	-	-	-	-	1,337,249
Shares issued on previously purchased shares	57,101	57	-	188,493	-	-	-	-	-	-	-	188,550
Shares issued in cancellation of accounts payable	33,333	33	-	69,047	-	-	-	-	-	-	-	69,080
Amortization of deferred compensation	-	-	-	-	-	-	495,036	-	-	-	-	495,036
Stock options issued for services	-	-	-	439,544	-	-	-	-	-	-	-	439,544
Net loss	-	-	-	-	-	-	-	-	-	-	(4,079,806)	(4,079,806)

December 31, 2001 (Audited)	6,289,450	6,289	-	12,934,619	-	-	(495,036)	-	-	-	(13,736,792)	(1,290,919)

Shares issued for cash, net of offering costs	3,109,583	3,110	-	2,093,189	-	-	-	-	-	-	-	2,096,299
Shares issued as compensation	640,088	640	-	1,047,386	-	-	-	-	-	-	-	1,048,026
Shares issued on previously purchased shares	8,333	8	-	4,992	-	-	-	-	-	-	-	5,000
Shares issued in cancellation of accounts payable	710,864	711	-	542,845	-	-	-	-	-	-	-	543,556
Amortization of deferred compensation	-	-	-	-	-	-	495,036	-	-	-	-	495,036
Stock options issued for services	-	-	-	225,000	-	-	-	-	-	-	-	225,000
Net loss	-	-	-		-	-	-	-	-	-	(4,057,153)	(4,057,153)

December 31, 2002 (Audited)	10,758,318	10,758	-	16,848,031	-	-	-	-	-	-	(17,793,945)	(935,155)

Shares issued for cash, net of offering costs	2,915,611	2,916	-	2,406,873	-	-	-	-	-	-	-	2,409,789
Shares issued as compensation	677,139	677	-	553,165	-	-	-	-	-	-	-	553,842
Shares issued for previously purchased shares	193,452	193	-	162,307	-	-	-	-	-	-	-	162,500
Shares issued in cancellation of accounts payable	-	-	-	-	-	-	-	-	-	-	-	-
and accrued compensation	1,602,645	1,603	-	3,456,963	-	-	-	-	-	-	-	3,458,566
Shares issued in connection with equity financing	520,833	521	-	(521)	-	-	-	-	-	-	-	-
Exercise of stock options	1,295,149	1,295	-	1,118,553	-	-	-	-	(1,119,848)	-	-	-
Shares reacquired in settlement of judgement	(260,675)	(261)	-	250,509	-	-	-	-	-	(250,248)	-	-
Stock options issued for services	-	-	-	145,000	-	-	-	-	-	-	-	145,000
Net loss	-	-	-		-	-	-	-	-	-	(5,520,531)	(5,520,531)

December 31, 2003 (Audited)	17,702,472	17,702	-	24,940,880	-	-	-	-	(1,119,848)	(250,248)	(23,314,476)	274,011

Shares issued for cash, net of offering costs	1,904,456	1,904	-	4,299,034	-	-	-	-	-	-	-	4,300,938
Shares issued as compensation , expensed	346,875	347	-	1,790,131	-	-	(544,416)	-	-	-	-	1,246,062
Amortization of deferred compensation	-	-	-	-	-	-	240,000	-	-	-	-	240,000
Shares issued for previously purchased shares	13,889	14	-	12,486	-	-	-	-	-	-	-	12,500
Exercise of stock options	2,825,078	2,825	-	4,855,995	-	-	-	-	(4,858,820)	-	-	-
Exercise of warrants	105,833	106	-	449,894	-	-	-	-	-	-	-	450,000
Shares issued in connection with equity financing	1,459,707	1,460	-	3,098,541	-	-	-	-	-	-	-	3,100,001
Stock retired in settlement of subscriptions receivable	(2,311,609)	(2,312)	-	(5,976,356)	-	-	-	-	5,978,668	-	-	0
Shares reacquired in settlement of judgement	(41,667)	(42)	-	(231,308)	-	-	-	-	-	-	-	(231,350)
Stock options issued for services	-	-	-	567,771	-	-	-	-	-	-	-	567,771
Other comprehensive income (loss)	-	-	-	-	-	-	-	(16,580)	-	-		(16,580)
Net loss	-	-	-	-	-	-	-	-	-	-	(4,864,361)	(4,864,361)

December 31, 2004 (Audited)	22,005,033	22,005	-	33,807,068	-	-	(304,416)	(16,580)	-	(250,248)	(28,178,837)	5,078,992

		See accompanying notes to the consolidated financial statements
		F-6

				SAMARITAN PHARMACEUTICALS, INC.
				(A DEVELOPMENT STATE COMPANY)

			CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

			FROM INCEPTION (SEPTEMBER 5, 1994) TO DECEMBER 31, 2007

			Shares					Accumulated
	Number	Par Value	Reserved	Additional	Common Stock			Other	Stock			Total
	of	Common	for	Paid in	To Be		Deferred	Comprehensive	Subscriptions	Treasury	Accumulated	Shareholders'
	Shares	Stock	Conversion	Capital	Issued	Warrants	Compensation	Income	Receivable	Shares	Deficit	Deficit

Shares issued as compensation , expensed	66,483	66	-	197,117	-	-	(128,034)	-	-	-	-	69,150
Amortization of deferred compensation	-	-	-	-	-	-	392,416	-	-	-	-	392,416
Exercise of stock options	28,333	28	-	31,472	-	-	-	-	-	-	-	31,500
Shares issued in connection with equity financing	711,196	711	-	1,603,029	-	-	-	-	-	-	-	1,603,740
Stock options issued for services	-	-	-	65,052	-	-	-	-	-	-	-	65,052
Other comprehensive income (loss)	-	-	-	-	-	-	-	(7,892)	-	-	-	(7,892)
Net loss	-	-	-	-	-	-	-		-	-	(5,557,559)	(5,557,559)

December 31, 2005 (Audited)	22,811,046	22,811	-	35,703,738	-	-	(40,034)	(24,472)	-	(250,248)	(33,736,396)	1,675,399

Shares issued for cash, net of offering costs	1,202,083	1,202	-	2,043,798	-		-	-	-	-	-	2,045,000
Common stock to be issued	-	-	-	-	231,502	-	-	-	-	-	-	231,502
Amortization of deferred compensation	-	-	-	-	-	-	40,034	-	-	-	-	40,034
Exercise of stock options	75,154	75	-	64,425	-	-	-	-	-	-	-	64,500
Shares issued in connection with equity financing	2,020,501	2,021	-	4,192,753	-	-	-	-	-	-	-	4,194,774
Stock options issued for services	-	-	-	220,366	-	-	-	-	-	-	-	220,366
Other comprehensive income (loss)	-	-	-	-	-	-	-	81,073	-	-	-	81,073
Net loss	-		-		-	-	-	-	-	-	(7,572,746)	(7,572,746)
December 31, 2006 (Audited)	26,108,785	26,109	-	42,225,080	231,502	-	-	56,601	-	(250,248)	(41,309,142)	979,902

Common stock to be issued	-		-		568,748	-	-	-	-	-	-	568,748
Shares issued for cash, net of offering costs	889,167	889		799,361	(800,250)							-
Shares issued in cancellation of accounts payable	491,625	492	-	797,069	-	-	-	-	-	-	-	797,562
Shares issued in connection with equity financing	320,000	320	-	479,680	-	-	-	-	-	-	-	480,000
Shares issued as compensation , expensed	2,683,561	2,684	-	1,097,577	-	-	-	-	-	-	-	1,100,261
Stock options issued for services	-	-	-	498,139	-	-	-	-	-	-	-	498,139
Other comprehensive income (loss)	-	-	-	-	-	-	-	3,924	-	-	-	3,924
Fractional shares rounded up in conversion	1,679	1	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(3,025,998)	(3,025,998)
	-
December 31, 2007 (Audited)	30,494,816$	$30,495	$-	$45,896,906$	$-	$-	$-	$60,525	-	$(250,248)	$(44,335,140)	$1,402,538

		See accompanying notes to the consolidated financial statements
		F-7

SAMARITAN PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

		From Inception (09/05/1994) To December 31, 1996 (Unaudited)				From Inception (09/05/1994) To December 31, 2007 (Unaudited)
	From January 1, 1997 To December 31, 2007 (Audited)

			For the Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:			2007	2006	2005

Net loss	$(42,182,297)	$(2,152,843)	$(3,025,998)	$(7,572,746)	$(5,557,559)	$(44,335,140)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,584,365	3,484	184,967	156,933	98,115	1,587,849
Stock based compensation	9,330,541	1,429,000	1,100,261	-	69,150	10,759,541
Stock options issued for services	2,160,872	-	498,139	220,366	65,052	2,160,872
Amortization of deferred compensation	1,662,522	-	-	40,034	392,416	1,662,522
Foreign currency (loss) gain	60,525	-	3,924	77,141	(20,540)	60,525
Other income	(228,190)	-	-	3,160	-	(228,190)
(Increase) decrease in assets:
Inventory	(56,358)		(56,358)			(56,358.00)
Accounts receivable	(1,143,985)	5,584	(1,138,401)	51,117	(51,117)	(1,138,401.00)
Interest receivable and prepaids	(262,950)	-	(167,864)	(28,398)	22,901	(262,950)
Refundable tax credit	(250,000)	-	(250,000)
Deposits	13,724	(783)	-	-	-	12,941
Increase (decrease) in liabilities:
Deferred revenue	(200,000)	200,000	-	-	-	-
Accounts payable and accrued expenses	4,655,814	29,274	1,504,208	804,265	345,635	4,685,088

NET CASH USED IN OPERATING ACTIVITIES	(24,855,417)	(486,284)	(1,347,122)	(6,248,128)	(4,635,947)	(25,091,701)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of technology rights	(63,492)	(95,477)	-	(50,000)	-	(158,969)
Purchase of furniture and equipment	(337,450)	(12,837)	(6,626)	(5,165)	(222,533)	(350,287)
Note receivable	(250,000)	-	-	-	-	(250,000)
(Purchase) liquidation of marketable securities	(3,160)	-	-	496,840	1,500,000	(3,160)
Patent registration costs	(1,566,576)	(24,866)	(449,504)	(397,452)	(305,007)	(1,591,442)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,220,678)	(133,180)	(456,130)	44,223	972,460	(2,353,858)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrants/options	703,125	-	-	64,500	31,500	703,125
Proceeds from debentures	642,120	-	-	-	-	642,120
Proceeds from stock issued for cash	14,556,227	641,090	568,748	2,045,000	-	15,197,317
Proceeds from equity financing	9,378,516	-	480,000	4,194,774	1,603,741	9,378,516
Common stock to be issued	437,552	-	-	185,243	46,259	437,552
Short-term loan repayments	(288,422)	-	-	-	-	(288,422)
Short-term loan proceeds	1,912,922	-	300,000	-	-	1,912,922

NET CASH PROVIDED BY FINANCING ACTIVITIES	27,342,040	641,090	1,348,748	6,489,517	1,681,500	27,983,130

CHANGE IN CASH	265,945	21,626	(454,504)	285,612	(1,981,987)	537,571
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,626	-	742,075	456,463	2,438,451	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$287,571	$21,626	$287,571	$742,075	$456,464	$537,571

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Purchase of net, non-cash assets of subsidiary
for stock	$195	$-	$-	$-	$-	$195
Short-term debt retired through issuance
of stock	$1,890,695	$-	$-	$-	$-	$1,890,695
Issuance of common stock, previously subscribed	$180,000	$-	$-	$-	$-	$180,000
Purchase of technology rights for accounts payable
to be settled through issuance of stock	$-	$-	$-	$-	$199,500	$-
Treasury stock acquired through settlement
of judgement	$250,248	$-	$-	$-	$-	$250,248
Stock subscriptions receivable	$1,119,848	$-	$-	$-	$-	$1,119,848
Stock retired in settlement of subscriptions
receivable	$(5,978,668)	$-	$-	$-	$-	$(5,978,668)
Stock received in settlement	$(231,350)	$-	$-	$-	$-	$(231,350)
Stock as compensation for services	$6,276,053	$1,357,735	$1,100,261	$-	$-	$7,633,788
Stock issued in cancellation of accounts payable	$5,046,499	$-	$797,561	$-	$-	$5,046,499
Exercise of stock options	$4,858,820	$-	$-	$-	$-	$4,858,820

See accompanying notes to the consolidated financial statements

F-8

SAMARITAN PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Samaritan Pharmaceuticals, Inc. (including the subsidiaries, referred to as Samaritan, the "Company", "its", "we", and "our"), formed in September 1994, is an entrepreneurial biopharmaceutical company, focused on commercializing innovative therapeutic products to relieve the suffering of patients with Alzheimer's disease; cancer; cardiovascular disease, HIV, and Hepatitis C; as well as, commercializing its acquired marketing and sales rights, to sell fifteen (15) marketed revenue-generating products, in Greece, and/or various Eastern European countries.

Samaritan has partnered its oral entry inhibitor HIV drug SP-01A, a drug that has demonstrated safety and efficacy, in Phase II clinical trials, with Pharmaplaz, Ireland to advance to Phase III clinical trials. In addition, Samaritan aims to commercialize three (3) drug candidates with late-stage preclinical development programs. Samaritan is evaluating the use of Caprospinol, SP-233 in Alzheimer's disease patients; the use of SP-1000 with acute coronary disease patients; and the use of SP-30 as an "oral treatment" for Hepatitis C patients.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At December 31, 2007, the Company had an accumulated deficit of $44,335,140, and for the years ended December 31, 2007 and 2006, incurred net losses of $3,025,998 and $7,572,746, respectively and used cash flows from operations of $1,347,122 and $6,248,128, respectively.

Management's plans with regard to these matters include the following:

1.	Obtaining additional capital through the sale of common stock to existing and new stockholders;
2.	Marketing of pharmaceutical products in Eastern Europe;
3.	Continue its efforts to attempt to collect payment due to the Company from Pharmaplaz;
4.	Continue its efforts to out-license the Company’s technologies.

Accordingly, management is of the opinion that aggressive marketing combined with additional capital will result in improved operations and cash flow for 2008 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Product Sales. Samaritan Pharmaceuticals sells Amphocil and Elaprase in Greece. Product sales are recognized when delivery of the products has occurred, title has passed to the customer, the selling price is fixed or determinable, collectibility is reasonably assured and the Company has no further obligations. The Company records allowances for product returns, rebates and wholesaler chargebacks, wholesaler discounts, and prescription vouchers at the time of sale and reports product sales net of such allowances. The Company must make significant judgments in determining these allowances. We periodically evaluate the need to maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When making this evaluation, we made judgments about the creditworthiness of customers based on ongoing credit evaluations and the aging profile of customer accounts receivable and assess current economic trends that might impact the level of credit losses in the future. The products Amphocil and Elaprase have not experienced significant credit losses, therefore we have no allowance for doubtful accounts as of December 31, 2007.

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

On March 28, 2007, Samaritan and Pharmaplaz, a private Irish Healthcare company and a shareholder of Samaritan, signed an agreement (the "Pharmaplaz Agreement") to commercialize SP-01A. Under the terms of the agreement, Pharmaplaz is required to pay Samaritan $10 million upfront. To date, under the Pharmaplaz Agreement, the amount of funds received from Pharmaplaz is $2.15 million; $1.4 million and $750,000 were received during the first and fourth quarter of 2007 respectively. On May 15, 2007, the CEO of Pharmaplaz, Michael Macken, signed a personal guarantee and on May 21, 2007 a stock pledge agreement for 943,291 (split-adjusted) shares of Samaritan Pharmaceuticals to guarantee the balance of the $7.85 million. On May 15, 2007, the amount of shares pledged was worth $1,300,742. On December 31, 2007, the last reported market sale price of our Common Stock was $0.33 and the value of the stock pledge was $311,286. As a result of Pharmaplaz's failure to timely pay the remaining balance of 7.85 million, Pharmaplaz is not in compliance with the terms of the Pharmaplaz Agreement. Samaritan is currently working with Pharmaplaz to collect the past due remaining balance.

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

D. Inventory

The Company's inventory consists primarily of pharmaceutical products for distribution in its licensed territories. The Company values inventories at the lower of cost or fair market value. The Company determines the cost of inventory using the average cost method. The Company analyzes its inventory levels quarterly and writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are written off and recognized as additional cost of sales.

E. Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers that are customary for the local customs in the territory. The Company also invests its excess cash principally in marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and by policy, limits the amount of credit exposure at any one institution. These investments are generally not collateralized and primarily mature within one year. The Company has not realized any losses from such investments. At December 31, 2007, the Company had no excess cash invested in marketable securities.

At December 31, 2007, the Company had approximately $65,000 in bank deposits in Europe , which may not be insured. The Company has not experienced any losses in such accounts through December 31, 2007.

The Company has present activities in Europe and Canada. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company's investments.

F. Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets.

G. Intangibles

Legal fees associated with filing patents are recorded at cost and amortized over 17 years. We currently own or in-license patents related to our products or product candidates and own or in-license additional applications for patents that are currently pending. In general, when we in-license intellectual property from various third parties, we are required to pay royalties to the parties on product sales. The Company reviews patent costs for impairment by comparing the carrying value of the patents with the fair value. The Company believes it will recover the full amount of the patent costs based on forecasts of sales of the products related to the patents. Patent registration costs are amortized over seventeen (17) years once approved. Patent amortization expense was $80,912 and $55,458 during the years ended December 31, 2007 and 2006, respectively. Projected amortization is $89,786 for 2008 through 2012. Certain U.S. patents may be eligible for patent term extensions under the Hatch-Waxman Act may be available to Samaritan for the lost opportunity to market and sell the invention during the regulatory review process.

Purchased technology rights are recorded at cost and are being amortized using the straight line method over the estimated useful life of the technology. Amortization expense was $25,720 for the year ending December 31, 2007, and $17,134 for the year ended December 31, 2006. Projected amortization expense associated with these technology rights in the future $14,676 for 2008 through 2012.

H. Earnings (loss) per share

The Company reports loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The Company has 5,435,611, 4,286,444 and 3,976,003 options outstanding at December 31, 2007, 2006 and 2005, respectively, which have not been included.

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

K. Research and Development Costs Research and development costs are expensed when incurred. L. Investment in Joint Venture

The Company and Samaritan Therapeutics, Canada, has signed a Research Collaboration and Licensing Agreement with The Research Institute of McGill University Health Centre (RI-MUHC) in Montreal, Canada, to advance its promising pipeline into clinical trial status and develop new innovative drug candidates. Once drug candidates, derived from the collaborative research, are clinically-validated and deemed to hold promise, Samaritan Therapeutics will continue to develop the drug candidate in Canada, while Samaritan Pharmaceuticals will focus on the drug candidate's process through regulatory agencies and its commercialization throughout the rest of the world. The current budget is for $1,000,000 paid over four (4) quarterly payments of $250,000, is unallocated, and covers the general research and development effort. Going forward, this budget may increase or decrease depending upon changes in future research and development and other factors.

Since the Company does not own greater than 50% of Samaritan Therapeutics, Canada, we evaluated, the Company’s ownership / control of Samaritan Therapeutics, Canada, under FIN 46(R) "Consolidation of Variable Interest Entities" requires companies to determine whether they hold interests in a variable interest entity ("VIE") and, if so, to consolidate any VIEs for which they are the primary beneficiary.

As of December 31, 2007, Samaritan was a 50% investor of the above mentioned company. The amount of monies to date is insufficient to permit the entity to finance its activities without further additional financial support and the characteristics of Samaritan investment have controlling financial interest attributes. This is considered to be a variable interest per the provisions of FIN 46(R), and therefore has been consolidated into The Company’s December 31, 2007 financial statements.

M. Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2007, the Company does not believe that any impairment has occurred.

N. Fair Value of Financial Instruments

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

O. Foreign Currency Translation

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

P. Stock Based Compensation

The Company adopted SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $498,139 and $220,366 in additional compensation for the years ended December 31, 2007 and 2006, respectively. Such amount is included in general and administrative and research and development expenses on the statement of operations.

Q. Prepaid Expenses and Other Assets

Total prepaid expenses of $148,614 and $10,750 consist of payments made in preparation of a preclinical research project, consulting prepayments and other miscellaneous prepayments.

R.. Accrued Officers' Compensation

Accrued officers' compensation consists of the unpaid portion of the respective officer's contract salary.

S. Loan Payable

During the first quarter of 2008, the Company borrowed an aggregate of $129,500 on a short-term basis pursuant to the terms of promissory notes from the Company and in favor of the Lender (the "Notes"). Proceeds from each of the loans funded the Company's continuing operating expenses, ongoing expenses, legal and accounting fees, as well as for working capital and other contingencies. Under the terms of the Notes issued by the Company to the Lender, the Company will: (i) pay interest to the Lender at a rate of 16% per annum and ii) 100% warrant coverage. The principal and interest due on the Notes are due on demand. The Notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party or from the cash flow from the Company's operations. The prior notes of $300,000, from the CEO of the Company borrowed in 2007 were renegotiated to match the terms of notes issued during the first quarter of 2008. The Notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party or from the cash flow from the Company's operations.

T. Unissued Stock

Unissued stock consists of proceeds from private placements received by year-end for stock that had yet to be issued. Such amounts were retired through the issuance of shares subsequent to the balance sheet date.

U. New Accounting Pronouncements

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115 (“SFAS No. 159”). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The Company is currently evaluating the impact of adopting SFAS No. 159 on our consolidated financial position, results of operations and cash flows.

FASB Statement Number 141 (revised 2007)

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB Statement Number 160

In December 2007, the FASB issued FASB Statement No. 160 - Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

NOTE 4 - SEGMENT REPORTING BY GEOGRAPHIC AREA

Financial instruments, which potentially subject the Company to concentrations of credit risks, consist principally of cash and cash equivalents. The Company maintains cash and cash equivalents with high-credit, quality financial institutions. At December 31, 2007 and 2006 cash balances held at financial institutions were in excess of Federal insured limits.

The Company sells its products to various customers primarily in Europe and the USA. The Company performs ongoing credit evaluations on its customers and generally does not require collateral. Export sales are usually made under letter of credit agreements. The Company does not establish reserves for expected credit losses and such losses, in the aggregate, have not exceeded management's expectations.

The Company’s licensing rights revenue and pharmaceutical sales which began during 2007 occurred in Europe. Grant revenue reported since inception is from the United States. The following summarizes identifiable assets by geographic area:

	Year ended December 31,
	2007	2006	2005
United States	$2,297,858	$1,924,343	$2,236,712
Europe	$1,377,932	$575,124	$746
Canada	$252,959	$-0-	$-0-
	$3,928,749	$2,499,467	$2,237,458

NOTE 5- PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following as of December 31:

	Estimated
	Useful
	Life	2006	2007
Furniture and	3-7	$135,248	$141,873
Fixtures
Software	3	11,137	11,137
Lab Equipment	3	197,279	197,279
		343,664	350,289
Less: accumulated
depreciation		(216,037)	(294,370)
Total		$127,627	$55,919

Depreciation expense for the years ended December 31, 2007, and 2006 was $78,334, and $84,342, respectively.

NOTE 6 - SHAREHOLDERS' EQUITY

The Company has 250 million common shares authorized and a class of 5 million shares of preferred stock authorized. There are no outstanding preferred stock shares at December 31, 2007.

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

The following table summarizes the Company's stock options outstanding at December 31, 2007, 2006, and 2005:

		Weighted
		average	Aggregate
		Exercise	Intrinsic
	Shares	price	value

Outstanding and exercisable at December 31, 2005	3,976,027	3.60	-0-
Granted	440,417	4.56
Exercised	(87,500)	(1.20)
Expired	(42,500)	(7.08)

Outstanding and exercisable at December 31, 2006	4,286,444	3.36	-0-
Granted	1,178,335	0.59
Exercised	(0)
Expired	(29,168)	(3.89)

Outstanding and exercisable at December 31, 2007	5,435,611	$3.06	-0-

Information, at date of issuance, regarding options for the year ended December 31, 2007:

		Weighted	Weighted
		Average	Average
		Exercise	Fair Value
	Shares	Price $	Price $

Exercise price exceeds market price	1,178,335.59		-0-
Exercise price equals market price	-0-	-0-	-0-
Exercise price is less than market price	-0-	-0-	-0-

The Company recognized option expense for 2007 and 2006 options of $498,139 and 220,366 respectively. The Company applies APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options. As a result no compensation expense had been recognized for employee and director stock options prior to 2006 when FASB Statement No. 123R, Share-Based Payment, an Amendment of FASB Statement No. 123 (FAS No. 123R) was adopted. Had the Company determined compensation cost based on the fair value at the grant date for its stock options during those years under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss would have been reported as follows:

12/31/05

Net loss:
As reported	$(5,557,559)
Pro Forma	$(6,887,390)
Basic and diluted loss per common share:
As reported	(0.24)
Pro Forma	(0.30)

The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options with the following assumptions used for grants during the year ended December 31, 2007, 2006, and 2005. The per-share weighted average fair value of stock options granted during 2007, 2006 and 2005 was $.46, $.76, and $.43, respectively, on the date of grant using the Black Scholes pricing model and the following assumptions for the years ended December 31:

	2005	2006	2007
Expected dividend yield	0%	0%	0%
Risk-free interest rate	5%	5%	3.13-4.93%
Annualized volatility	NA	NA	NA
Average quarterly volatility for applicable quarters	41%	41%	NA
Volatility calculated by grant date		86%-	86%-104%
		110%

Calendar Year 2007
Options Outstanding Options Exercisable
	Weighted- Average Range of Number Outstanding		Remaining Weighted- Average Exercise Price
					Weighted- Average Exercise Price
Exercise Prices		Contractual Life (Months)		Number Exercisable

$.49-0.99	1,145,417	95	$0.55	1,145,417	$0.55

$1.00 -1.99	85,837	79	$1.65	85,837	$1,65

$2.00-2.99	905,414	66	$2.14	905,414	$2.14

Above 3.00	3,298,943	58	$4.21	3,298,943	$4.21

The Company issues stock as compensation for services valuing such issues premised upon the fair market value of the stock.

During the year ended December 31, 2007, 2,683,561 shares of our Common Stock were issued as compensation. During the year ended December 31, 2006, no such shares were issued. Shares issued during 2007 were valued at an aggregate of $1,109,261 (at $.41 per share), representing the fair value of the shares issued. The issuances were recorded as non-cash compensation expense. The unamortized balance of deferred compensation at December 31, 2005 is $40,034.

During the year ended December 31, 2007, the Company issued 320,000 shares in connection with the Common Stock Purchase Agreement II with Fusion Capital (Note 13). During the year ended December 31, 2006, the Company issued 12,123,008 shares in connection with the Common Stock Purchase Agreement II with Fusion Capital (Note 13).

C. Private Placement

During the year ended December 31, 2007, the Company through one (1) private placement, issued 889,167 shares of our Common Stock for $800,250. During the year ended December 31, 2006, through various private placements, the Company sold 7,212,500 shares of our Common Stock for $2,045,000. During the year ended December 31, 2005, the Company did not offer any private placements.

NOTE 7 -

INCOME TAXES

The Company has net operating losses at December 31, 2007 of approximately $29,500,000 expiring through 2027. Utilization of these losses may be limited by the "change of ownership" rules as set forth in section 382 of the Internal Revenue Code.

A reconciliation of the statutory U.S. Federal rate thirty-five percent (35%) and effective rates is as follows:

	Years Ended December 31,
	2005	2006	2007
Expected income tax (benefit)
at Federal statutory rate	$(1,945,000)	$(2,622,000)	$(1,014,000)
State tax (benefit) net of
Federal effect	(278,000)	(375,000)	(145,000)
Permanent differences	230,000	18,000	450,000
Increase (decrease) in valuation allowance	1,993,000	2,979,000	709,000

	$-	$-	$-

	December 31,
	2005	2006	2007

Net operating losses	$8,469,000	$11,360,000	$11,821,000
Stock Option Expense		88,000	286,000
Valuation allowance	(8,469,000)	(11,448,000)	(12,107,000)

	$-	$-	$-

The valuation allowances have been established equal to the full amounts of the deferred tax assets, as the Company is not assured that it is more likely than not that these benefits will be realized.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

A. The Company leases various facilities under operating lease agreements expiring through September 2008. Rental expense for the years ended December 31, 2007, 2006, and 2005 was $73,340, $62,115, and $39,708, respectively. Future minimum annual lease payments under the facilities lease agreements for agreements lasting more than one year are as follows:

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

The Compensation Committee also has the authority to award discretionary bonuses to our executive officers. The incentive bonuses are intended to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives vary depending on the individual executive, but relate generally to strategic factors such as 1) initial signing of an employment agreement; 2) upon acceptance of filing of a new drug application by the FDA; 3) the FDA approval to move from one phase to the next phase in the FDA application process; 4) pharmaceutical sales goals achieved 5) completion of an in-licensing contract; 6) completion of an out-licensing contract; and 7) increases in market capitalization. The Compensation Committee did not make any cash bonuses to the executive officers in 2007.

The Company has terminated their Research Collaboration and Licensing Agreement “the Agreement” with Georgetown University “Georgetown” effective with the principal investigator becoming employed with another institution in July 2007. The Company and Georgetown remain in dispute over the termination process of this Agreement, as Georgetown has alleged additional monies due under the Agreement. The Company disputes any additional monies due. No accrual for any alleged additional monies has been made as of December 31, 2007, as it is managements’ position that there are no additional monies due to Georgetown under the Agreement.

NOTE 9 - RESEARCH AND DEVELOPMENT COSTS

Research and development costs consist of the costs associated with our research activities, as well as the costs associated with our drug discovery efforts, conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Our research and development expenses consist of:

-external research and development expenses incurred under agreements with third-party contract research organizations and investigative sites, third-party manufacturing organizations and consultants; -employee-related expenses, which include salaries and benefits for the personnel involved in our drug discovery and development activities.

We use our employees across multiple research projects, including our drug development programs. We track direct expenses related to our clinical programs on a per project basis. Accordingly, we allocate internal employee-related, as well as third-party costs, to each clinical program. We do not allocate expenses related to preclinical programs.

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

		Estimated Completion of Current Development		Research and Development Expenses Year Ended December 31,

	Phase of Indication
Product Candidate			Trial	2005	2006	2007
Clinical Development
SP-01A**	HIV	Phase 2	2006	$2,263,903	$2,534,856	$740,872

Research and preclinical				$1,192,398	$2,132,197	$992,322
				$3,456,301	$4,667,053	$1,733,194

**On March 28, 2007, Samaritan entered into an agreement in which Pharmaplaz will bear the expense of the development of SP-01A going forward.

The Company and Samaritan Therapeutics, Canada, has signed a Research Collaboration and Licensing Agreement with The Research Institute of McGill University Health Centre (RI-MUHC) in Montreal, Canada, to advance its promising pipeline into clinical trial status and develop new innovative drug candidates. Once drug candidates, derived from the collaborative research, are clinically-validated and deemed to hold promise, Samaritan Therapeutics will continue to develop the drug candidate in Canada, while Samaritan Pharmaceuticals will focus on the drug candidate's process through regulatory agencies and its commercialization throughout the rest of the world. The current budget is for $1,000,000 paid over four (4) quarterly payments of $250,000, is unallocated, and covers the general research and development effort. Going forward, this budget may increase or decrease depending upon changes in future research and development and other factors. This collaboration is also entitled to participate in the SR&ED Program which gives the parties cash refunds and/or tax credits for their expenditures on eligible research and development work done in Canada. For 2007, the amount of cash refunds and/or tax credits reflected in the above calculations was $250,000.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or other regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate will be required for the completion of clinical development of a product candidate or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

NOTE 10 - LITIGATION

Samaritan, from time to time, is involved in various legal proceedings in the ordinary course of its business.

NOTE 11 - RELATED PARTY TRANSACTIONS

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

The Chief Executive Officer and Chairman of the Board agreed to loan the Company $250,000 and $50,000 on July 16, 2007and September 18, 2007 respectively for an aggregate of $300,000 on a short-term basis pursuant to the terms of promissory notes from the Company and in favor of the Lender (the "Notes"). Proceeds from each of the loans funded the Company's continuing operating expenses, ongoing expenses, legal and accounting fees, as well as for working capital and other contingencies. Under the terms of the Notes issued by the Company to the Lender, the Company will: (i) pay interest to the Lender 16% interest annually and 100% warrant coverage. The principal and interest due on the Notes are due on demand. The Notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party or from the cash flow from the Company's operations.

NOTE 12 - OTHER INCOME

In the December 31, 2004 financial statements, other income consists of the return of 250,000 shares of common stock that had been issued as compensation to a consultant in a prior year. The shares were returned due to the fact that the services were not performed. The shares were valued at their original issuance value, $231,350.

NOTE 13 - FUSION TRANSACTION

On May 12, 2005, The Company entered into the Purchase Agreement II with Fusion Capital, pursuant to which Fusion Capital agreed to purchase our Common Stock from time to time, at our option, up to an aggregate amount of $40,000,000 over fifty (50) months commencing December 29, 2005, which is the date the SEC declared effective our Registration Statement on Form SB-2 (Commission Registration No. 051267250). Samaritan filed a post effective amendment on Form S-1 to the above Registration Statement (Commission Registration No. 07556090) on January 9, 2007, which was declared effective on February 6, 2007. As of December 31, 2007, the Company has decided to close the Registration Statement (Commission Registration No. 07556090) and will not register additional shares of Common Stock under the Purchase Agreement II with Fusion Capital.

NOTE 14 - RISKS AND UNCERTAINTIES

Marketability of the product is dependent, among other things, upon securing additional capital to successfully complete the clinical testing of the product, securing FDA approval, and procurement of viable patents.

NOTE 15 - QUARTERLY FINANCIAL DATA - (Unaudited)

The following quarterly financial data are unaudited, but in the opinion of management include all necessary adjustments for a fair presentation of the interim results.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Year ended December 31, 2007

Government Research Grants	$-	$-	$-	$205,000	$205,000
Sales	-	408,811	68,773	553,619	1,031,203
Gross Profit	-	120,976	48,672	328,204	497,852
Income from operations	1,580,626	(1,231,963)	(132,648)	(3,116,823)	(3,025,998)
Net income (loss)	1,580,626	(1,231,963)	(132,648)	(3,116,823)	(3,025,998)
Basic and diluted earnings (loss)
per share	$.06	$(.05)	$(.00)	$(.12)	$(.12)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Year ended December 31, 2006

Government Research Grants	$21,793	$-	$10,586	$-	$32,379
Income from operations	(1,193,558)	(2,257,555)	(1,774,588)	(2,347,045)	(7,572,746)
Net income (loss)	(1,193,558)	(2,257,555)	(1,774,588)	(2,347,045)	(7,572,746)
Basic and diluted earnings (loss)
per share	$(.05)	$(.10)	$(.08)	$(.11)	$(.34)

NOTE 16 - SUBSEQUENT EVENTS (Unaudited)

On March 20, 2008, the Company amended its bylaws to state that there will be nine (9) directors on the Company’s Board of Directors due to the passing of Dr. Erasto Saldi, a board member. At the time of Dr. Saldi’s passing, he was not serving on any of the Company’s committees.

On March 17, 2008, Samaritan acquired the rights from Italian Abiogen Pharma to distribute and sell the specialty pharmaceutical Abioklad (Disodium Clodronate) in Greece, Cyprus, and Turkey.

On March 10, 2008, Samaritan signed an exclusive agreement with EUSA for the marketing and distribution of the product Erwinase(R) in Greece and Cyprus. Erwinase(R) is an approved FDA prescription product and is owned by EUSA Pharma. and marketed by EUSA Pharma, in the U.S.

During the first quarter of 2008, the Company borrowed an aggregate of $129,500 on a short-term basis pursuant to the terms of promissory notes from the Company and in favor of the Lender (the "Notes"). Proceeds from each of the loans funded the Company's continuing operating expenses, ongoing expenses, legal and accounting fees, as well as for working capital and other contingencies. Under the terms of the Notes issued by the Company to the Lender, the Company will: (i) pay interest to the Lender at a rate of 16% per annum and ii) 100% warrant coverage. The principal and interest due on the Notes are due on demand. The Notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party or from the cash flow from the Company's operations. The prior notes of $300,000 that the Company borrowed in 2007, were renegotiated to match the terms of notes issued during the first quarter of 2008.

On February 13, 2008, Samaritan Pharmaceuticals and Samaritan Therapeutics, a Montreal research and development biotech company, minority owned by Samaritan Pharmaceuticals, announced Dr. Wolfgang Renz, as President of Samaritan Therapeutics to accelerate Samaritan Therapeutics’ innovative drug pipeline forward with Health Canada, Canada’s FDA equivalent. Dr. Renz has over eleven years of experience in the pharmaceutical industry including working with multinational CRO and public pharmaceutical companies. A copy of the press release is furnished as Exhibit 99.1 to this report and is incorporated by reference.

On February 5, 2008, the Company announced that it had received its first tender purchase order of Morphine Sulfate and Pethidine from the Institute of Pharmaceutical Research and Technology (IFET). Heavily regulated Morphine and Pethidine is only available through the Greek Ministry of Health. Samaritan submitted Morphine Sulfate and Pethidine through the tender process to the Greek Ministry of Health to receive its first order. The drugs were purchased through the Ministry's subsidiary IFET who performs the mission of importing drugs to Greece that are not normally available for various reasons.

On January 24, 2008, the Company announced that it has entered into an agreement with CHDI Foundation, Inc. CHDI is a nonprofit organization pursuing the discovery and development of drugs to delay or slow the progression of Huntington's disease (HD), an inherited disorder that causes programmed degeneration of brain cells. Per the agreement, Samaritan will grant CHDI an 18-month non-exclusive license to evaluate the usefulness of six of Samaritan's Alzheimer's drugs, SP-233, Sp-sc4, Sp-sc7, Sp-04, Sp-04m, and Sp-08, as possible therapeutics for HD. CHDI will pay for the cost of this evaluation and Samaritan will retain all rights in its compounds. A copy of the press release is furnished as Exhibit 99.1 to this report and is incorporated by reference.

On January 7, 2008, the Company announced that it has appointed two new independent members, Jacinto L. Ayala and Robert W. Crane, to its Board of Directors. Mr. Ayala has more than thirty years of health care experience as an accomplished executive of managed care companies and hospitals with clinical trial experience. Robert W. Crane is the founder of Retirement Planning Consultants, Inc., a strategic planning advisory services company to help people and companies protect their financial assets.