Form 10-Q
period 2008-03-31
SAMARITAN PHARMACEUTICALS INC
filed 2008-05-15
CIK 1057377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

Form 10-Q

[x] Quarterly Report Pursuant To SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For The Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer [ ]	Accelerated filer	[ ]
Non-accelerated filer [ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[[x]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes[x] No[ ]

The number of shares of common stock issued and outstanding as of May 8, 2008 was 30,871,005.

SAMARITAN PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
Page No.
Item 1. Consolidated Financial Statements:
Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	3
Consolidated Statements of Operations for the Three (3) Months Ended March 31, 2008 and 2007	4
Consolidated Statements of Cash Flows for the Three (3) Months Ended March 31, 2008 and 2007	5
Notes to Interim Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis and Plan of Operation	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	32
Item 4(T). Controls and Procedures	32
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3. Defaults Upon Senior Securities	43
Item 4. Submission of Matters to a Vote of Security Holders	43
Item 5. Other Information	43
Item 6. Exhibits	43
Signatures

SAMARITAN PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
As of March 31, 2008 and December 31, 2007

ASSETS
	March 31,	December 31,
	2008	2007
CURRENT ASSETS:	(Unaudited)	(Audited)
Cash and cash equivalents	$200,981	$287,571
Inventory, pharmaceutical product	170,569	56,358
Receivable from license collaboration	254,690	311,286
Receivable from overseas product sales	1,310,603	827,115
Note receivable	250,000	250,000
Interest receivable	108,575	101,096
Refundable tax credit	375,000	250,000
Prepaid expenses	141,554	148,614
TOTAL CURRENT ASSETS	2,811,972	2,232,040

PROPERTY AND EQUIPMENT	46,136	55,919

OTHER ASSETS:
Patent registration costs	1,505,405	1,411,383
Purchased technology rights	300,996	226,628
Deposits	2,779	2,779
TOTAL OTHER ASSETS	1,809,180	1,640,790

	$4,667,288	$3,928,749

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,183,256	$1,041,922
Accrued expenses and other current liabilities	1,426,072	1,184,289
Loans from officers/shareholders	429,500	300,000
TOTAL CURRENT LIABILITIES	4,038,828	2,526,211

SHAREHOLDERS' EQUITY:
Preferred stock, 5,000,000 shares authorized at $.001
par value, none issued and outstanding	-	-
Common stock, 250,000,000 shares authorized at $.001
par value, 30,762,673 and 30,494,816 issued
and outstanding at March 31, 2008, and
December 31, 2007, respectively	30,763	30,495
Additional paid-in capital	46,277,279	45,896,906
Treasury stock	(250,248)	(250,248)
Accumulated other comprehensive income	110,273	60,525
Accumulated deficit after development stage	(1,204,467)	-
Accumulated deficit during development stage	(44,335,140)	(44,335,140)
TOTAL SHAREHOLDERS' EQUITY	628,460	1,402,538

	$4,667,288	$3,928,749

See accompanying notes to the consolidated financial statements (unaudited)

SAMARITAN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	For the Three Months
	March 31
	2008	2007
	(unaudited)	(unaudited)
REVENUES:

Pharmaceutical sales	$560,975	$-
Licensing rights	-	2,701,742
	560,975	2,701,742

EXPENSES:

Cost of goods sold (pharmaceutical sales)	397,699	-
Research and development	385,270	417,523
Interest, net	7,587	(7,454)
General and administrative	1,276,978	667,411
Depreciation and amortization	39,011	43,636
Collateral reserve adjustment	56,596	-
	1,765,442	1,121,116

NET INCOME (LOSS)	(1,204,467)	1,580,626

Other Comprehensive Income (Loss):
Foreign translation adjustment	49,748	(19,922)
Total Comprehensive Income (Loss)	$(1,154,719)	$1,560,704

Loss (earnings) per share
Basic	$(0.04)	$0.06

Diluted	$(0.04)	$0.06

Weighted average number of shares outstanding:

Basic	30,561,780	26,172,633

Diluted	30,561,780	26,807,982

See accompanying notes to the consolidated financial statements (unaudited)

SAMARITAN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	For the Three Months Ended
	March 31
CASH FLOWS FROM OPERATING ACTIVITIES:	2008	2007
	(Unaudited)	(Unaudited)

Net income (loss)	$(1,204,467)	$1,580,626
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	39,011	43,636
Stock based compensation	45,000	-
Stock options issued for services	290,641	-
(Increase) decrease in assets:
Inventory	(114,211)
Accounts receivable	(426,892)	(1,301,742)
Refundable tax credit	(125,000)
Interest receivable and prepaids	(419)	(11,868)
Deposits	-	-
Increase (decrease) in liabilities:
Deferred revenue	-	-
Accounts payable and accrued expenses	1,349,501	181,822

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(146,836)	492,474

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of technology rights	(15,846)	-
Patent registration costs	(118,156)	(150,382)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(134,002)	(150,382)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issued for cash	15,000	-
Proceeds from equity financing	-	280,000
Common stock to be issued	-	568,748
Short-term loan proceeds	129,500	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	144,500	848,748

EFFECT OF EXCHANGE RATE ON CASH	49,748	(19,922)

CHANGE IN CASH	(86,590)	1,170,918
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	287,571	742,075

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$200,981	$1,912,993

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Options issued	$290,641	$-
Purchase of technology rights for accounts payable	$63,616	$-
Stock as compensation for services	$45,000	$-
Stock issued in cancellation of accounts payable	$30,000	$590,057

See accompanying notes to the consolidated financial statements (unaudited)

SAMARITAN PHARMACEUTICALS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2008 and 2007 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required for annual financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2007, included in the Form 10-K for the year then ended.

The financial information presented as of and for the three months ended March 31, 2008 ("Q1 2008") and as of and for the three months ended March 31, 2007 ("Q1 2007") is unaudited. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to fairly present the Company's financial position as of March 31, 2008, and the results of operations and cash flows for the three (3) month period ending March 31, 2008 have been included. The results of operations for the three (3) month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K as filed with the U.S. Securities and Exchange Commission on April 14, 2008 for the year ended December 31, 2007.

NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS

Samaritan Pharmaceuticals, Inc. (including the subsidiaries, referred to as “Samaritan”, the "Company", "its", "we", and "our"), formed in September 1994, is an entrepreneurial biopharmaceutical company, focused on commercializing innovative therapeutic products to relieve the suffering of patients with Alzheimer's disease; cancer; cardiovascular disease, HIV, and Hepatitis C; as well as, commercializing its acquired marketing and sales rights, to sell marketed revenue-generating products, in Greece, and/or various Eastern European countries.

Commercialization Business Model

Our commercialization business model is focused dually on, the partnering of our promising innovative products to pharmaceutical companies; and the acquisition of the marketing and sales rights to revenue-generating marketed products for sales in Greece and Eastern Europe. This model allows Samaritan to focus on our core competencies in drug discovery and drug development. Our commercialization business model is entirely focused on achieving growth and maximizing value for the benefit of our investors.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At March 31, 2008, the Company had an accumulated deficit of $45,539,607. For the quarter ended March 31, 2008 the Company incurred net losses of ($1,204,467), used cash flows from operations of ($146,836) and had a working capital deficiency of ($1,226,856).

Management's plans with regard to these matters include the following:
1. Obtaining additional capital through the sale of common stock to existing and new shareholders;
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

Product Sales. Samaritan Pharmaceuticals sells Amphocil, Elaprase, Morphine and Replagal in Greece. Product sales are recognized when delivery of the products has occurred, title has passed to the customer, the selling price is fixed or determinable, collectibility is reasonably assured and the Company has no further obligations. The Company records allowances for product returns, rebates and wholesaler charge backs, wholesaler discounts, and prescription vouchers at the time of sale and reports product sales net of such allowances. The Company must make significant judgments in determining these allowances. We periodically evaluate the need to maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When making this evaluation, we made judgments about the creditworthiness of customers based on ongoing credit evaluations and the aging profile of customer accounts receivable and assess current economic trends that might impact the level of credit losses in the future. The products Amphocil, Elaprase, Morphine and Replagal have not experienced significant credit losses; therefore we have no allowance for doubtful accounts as of March 31, 2008.

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

On March 28, 2007, Samaritan and Pharmaplaz, a private Irish Healthcare company and a shareholder of Samaritan, signed an agreement (the "Pharmaplaz Agreement") to commercialize SP-01A. Under the terms of the agreement, Pharmaplaz is required to pay Samaritan $10 million upfront. To date, under the Pharmaplaz Agreement, the amount of funds received from Pharmaplaz is $2.15 million; $1.4 million and $750,000 were received during the first and fourth quarter of 2007 respectively. On May 15, 2007, the CEO of Pharmaplaz, Michael Macken, signed a personal guarantee and on May 21, 2007 a stock pledge agreement for 943,291 (split-adjusted) shares of Samaritan Pharmaceuticals to guarantee the balance of the $7.85 million. On May 15, 2007, the amount of shares pledged was worth $1,300,742. On March 31, 2008, the last reported market sale price of our Common Stock was $0.27 and the value of the stock pledge was $254,689. As a result of Pharmaplaz's failure to timely pay the remaining balance of $7.85 million, Pharmaplaz is not in compliance with the terms of the Pharmaplaz Agreement. Samaritan is currently working with Pharmaplaz to attempt to collect the past due remaining balance.

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

E. Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers that are customary for the local customs in the territory. The Company also invests its excess cash principally in marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and by policy, limits the amount of credit exposure at any one institution. These investments are generally not collateralized and primarily mature within one year. The Company has not realized any losses from such investments. At March 31, 2008, the Company had no excess cash invested in marketable securities. At March 31, 2008, the Company had approximately $200,981 in bank deposits, of which approximately $100,00 may not be insured. The Company has not experienced any losses in such accounts through March 31, 2008.

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

H. Earnings (loss) per share

The Company reports loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." In the calculation of loss per common share, the Company’s options outstanding as of the quarter ended March 31, 2008 and the quarter ended March 31, 2007 respectively, which have not been included.

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

L. Investment in Joint Venture

The Company and Samaritan Therapeutics, Canada, have signed a Research Collaboration and Licensing Agreement with The Research Institute of McGill University Health Centre (RI-MUHC) in Montreal, Canada, to advance its promising pipeline into clinical trial status and develop new innovative drug candidates. Once drug candidates, derived from the collaborative research, are clinically-validated and deemed to hold promise, Samaritan Therapeutics intends to continue to develop the drug candidate in Canada, while Samaritan Pharmaceuticals will focus on the drug candidate's process through regulatory agencies and its commercialization throughout the rest of the world. The current budget is for $1,000,000 paid over four (4) quarterly payments of $250,000, is unallocated, and covers the general research and development effort. As of the date of this quarterly filing, Samaritan Pharmaceuticals and Samaritan Therapeutics’ payment to McGill University is in arrears, which may permit our collaborator to terminate the research and development agreement. The termination of the research and development agreement could force the Company to curtail new discoveries to be added to its current pipeline of innovative drugs. Currently, all parties are in discussion to bring the balance in arrears current. Going forward, this budget may increase or decrease depending upon changes in future research and development and other factors.

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

As of March 31, 2008, Samaritan was a 50% investor of the above mentioned company. The amount of monies to date is insufficient to permit the entity to finance its activities without further additional financial support and the characteristics of Samaritan investment have controlling financial interest attributes. This is considered to be a variable interest per the provisions of FIN 46(R), and therefore has been consolidated into the Company’s March 31, 2008 financial statements.

M. Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At March 31, 2008, the Company does not believe that any impairment has occurred.

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

Q. Prepaid Expenses and Other Assets

Total prepaid expenses of $141,554 and $148,614 for the quarter ended March 31, 2008 and the year ended December 31, 2007, respectively; consist of payments made in preparation of a preclinical research project, consulting prepayments and other miscellaneous prepayments.

R. Accrued Expenses and Other Current Liabilities

Accrued Expenses and Other Current Liabilities consist of the unpaid portion of payroll and employee benefits and interest accrued.

S. Loan Payable

During the first quarter of 2008, the Company borrowed an additional $129,500 on a short-term basis pursuant to the terms of promissory notes from the Company and in favor of the lender. As of March 31, 2008, the Company had borrowed from related parties an aggregate of $429,500 (the "Notes"). Proceeds from each of the loans funded the Company's continuing operating expenses, ongoing expenses, legal and accounting fees, as well as for working capital and other contingencies. Under the terms of the Notes issued by the Company to the lender, the Company will: (i) pay interest to the lender at a rate of 16% per annum and ii) 100% warrant coverage. The principal and interest due on the Notes are due on demand. The Notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party or from the cash flow from the Company's operations. The Board of Directors approved that the prior year 2007 notes of $300,000, which paid interest to the lender at a rate of prime rate plus 4% per annum, be changed to match the terms of notes issued during the first quarter of 2008. The Notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party or from the cash flow from the Company's operations.

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

FASB 161 - Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued FASB Statement No. 161, which amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of; how and why an entity uses derivative instruments, how the derivative instruments and the related hedged items are accounted for and how the related hedged items affect an entity’s financial position, performance and cash flows. This Statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

NOTE 4 - SHAREHOLDERS' EQUITY

The Company has 250 million common shares authorized and a class of 5 million shares of preferred stock authorized. There are no outstanding preferred stock shares at March 31, 2008.

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

The following table summarizes the Company's stock options outstanding at December 31, 2007, and March 31, 2008:

		Weighted Average Exercise price
			Aggregate Intrinsic value

	Shares

Outstanding and exercisable at December 31, 2007	5,435,611	3.06	-0-
Granted	1,375,000	0.34	-0-
Exercised	-0-	-0-	-0-

Expired	(33,334)	(5.40)	-0-

Outstanding and exercisable at March 31, 2008	6,777,277	$2.49	-0-

Information, at date of issuance, regarding options for the quarter ended March 31, 2008:

		Weighted Average Exercise Price $	Weighted Average Fair Value Price $

Shares

Exercise price exceeds market price	1,375,000.34		-0-
Exercise price equals market price	-0-	-0-	-0-
Exercise price is less than market price	-0-	-0-	-0-

C. Private Placement

During the quarter ended March 31, 2008, the Company through one (1) private placement, issued 60,000 shares of our Common Stock for $15,000.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

A. The Company leases various facilities under operating lease agreements expiring through September 2008. Future minimum annual lease payments under the facilities lease agreements for agreements lasting more than one year are as follows:

2008 = $43,307

B. At the beginning of the third quarter 2007, the Company executed a research collaboration (the "Research Collaboration") with The Research Institute of McGill University Health Centre and Samaritan Therapeutics over a ten-year period through 2017. Samaritan Therapeutics is a 50% owned subsidiary of the Company. The budget is for $1,000,000 paid over four (4) quarterly payments of $250,000, is unallocated, and covers the general research and development effort. Under the Research Collaboration, the Company receives worldwide exclusive rights, excluding Canada, to any novel therapeutic agents or diagnostic technologies that may result from the Research Collaboration. Samaritan Therapeutics receives exclusive rights to the Canadian market to any novel therapeutic agents or diagnostic technologies that may result from the Research Collaboration. As of the date of this quarterly filing, Samaritan Pharmaceuticals and Samaritan Therapeutics’ payment to McGill University is in arrears, which may permit our collaborator to terminate the research and development agreement. The termination of the research and development agreement could force the Company to curtail new discoveries to be added to its current pipeline of innovative drugs. Currently, all parties are in discussion to bring the balance in arrears current.

C. The Company has no written employment agreement with the Dr. Janet Greeson and Mr. Eugene Boyle. Dr. Thomas Lang and Dr. Christos Dakas each have employment agreements negotiated at arm's length with the Compensation Committee, and each such agreement provides for a minimum annual base salary. In setting base salaries, the Board has considered (a) the contributions made by each executive to our Company, (b) compensation paid by peer companies to their executive officers and (c) outside compensation reports. Each year, all executive officers receive salary increases of approximately 5% reflecting competitive trends, general economic conditions as well as a number of factors relating to the particular individual, including the performance of the individual executive, and level of experience, ability and knowledge of the job. The Compensation Committee also has the authority to award discretionary bonuses to our executive officers. The incentive bonuses are intended to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives vary depending on the individual executive, but relate generally to strategic factors such as 1) initial signing of an employment agreement; 2) upon acceptance of filing of a new drug application by the FDA; 3) the FDA approval to move from one phase to the next phase in the FDA application process; 4) pharmaceutical sales goals achieved 5) completion of an in-licensing contract; 6) completion of an out-licensing contract; and 7) increases in market capitalization.

D. The Company has terminated their Research Collaboration and Licensing Agreement “the Agreement” with Georgetown University “Georgetown” effective with the principal investigator becoming employed with another institution in July 2007. The Company and Georgetown remain in dispute over the termination process of this Agreement, as Georgetown has alleged additional monies due under the Agreement. The Company disputes any additional monies due. No accrual for any alleged additional monies has been made as of March 31. 2008, as it is managements’ position that there are no additional monies due to Georgetown under the Agreement.

NOTE 6 - RESEARCH AND DEVELOPMENT COSTS

For the quarter ended March 31, 2008 and 2007, research and development expenses were $385,270 and $417,523 respectively. Research and development costs consist of the costs associated with our research activities, as well as the costs associated with our drug discovery efforts, conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Our research and development expenses consist of:

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

The Company and Samaritan Therapeutics, Canada, has signed a Research Collaboration and Licensing Agreement with The Research Institute of McGill University Health Centre (RI-MUHC) in Montreal, Canada, to advance its promising pipeline into clinical trial status and develop new innovative drug candidates. Once drug candidates, derived from the collaborative research, are clinically-validated and deemed to hold promise, Samaritan Therapeutics intends to continue to develop the drug candidate in Canada, while Samaritan Pharmaceuticals will focus on the drug candidate's process through regulatory agencies and its commercialization throughout the rest of the world. The current budget is for $1,000,000 paid over four (4) quarterly payments of $250,000, is unallocated, and covers the general research and development effort. As of the date of this quarterly filing, Samaritan Pharmaceuticals and Samaritan Therapeutics’ payment to McGill University is in arrears, which may permit our collaborator to terminate the research and development agreement. The termination of the research and development agreement could force the Company to curtail new discoveries to be added to its current pipeline of innovative drugs. Currently, all parties are in discussion to bring the balance in arrears current. Going forward, this budget may increase or decrease depending upon changes in future research and development and other factors. This collaboration is also entitled to participate in the SR&ED Program, which gives the parties cash refunds and/or tax credits for their expenditures on eligible research and development work done in Canada.

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

NOTE 7– LITIGATION

Samaritan, from time to time, is involved in various legal proceedings in the ordinary course of its business.

NOTE 8 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, we entered into transactions with Clay County Holdings (`CCH'). These transactions include loans made to and from CCH. In the past, CCH had made a loan to Samaritan, which Samaritan paid off in 2003. During 2004, Samaritan created a notes receivable with CCH for $250,000 which amount bears interest at a rate of twelve percent (12%) per annum. The note receivable is secured by pledge of common stock in Samaritan owned by CCH. A Director of the Company is the Chairman of the Board of Nevada Gold and Casinos, but is not a shareholder of CCH.

The Board of Directors consists of the following members: Dr. Janet Greeson, Chairman, Jacinto L. Ayala, Robert Crane, Eugene Boyle, Dr. Julio Garcia, Welter “Budd” Holden, Dr. Laurent Lecanu, Cynthia Thompson, and H. Thomas Winn. The Company has formed, by determination of the Board, an Audit Committee, with Mr. H. Thomas Winn as Chairman, who is an independent director and a financial expert; the Compensation Committee, with Independent Director Ms. Cynthia C. Thompson as Chairman; the Nomination Committee, with Independent Director, Jacinto L. Ayala as Chairman. The Company has two (2) members of the Board that are related, Dr. Janet Greeson and Eugene Boyle, who are mother and son.

NextGen LifeSciences, Inc., a company wholly owned by the Chief Executive Officer and Chairman of the Board of Samaritan Pharmaceuticals, agreed to loan the Company $250,000, $50,000 and $50,000 on July 16, 2007, September 18, 2007, and January 9, 2008 respectively for an aggregate of $350,000 on a short-term basis pursuant to the terms of promissory notes from the Company and in favor of the lender. Proceeds from each of the loans funded the Company's continuing operating expenses, ongoing expenses, legal and accounting fees, as well as for working capital and other contingencies. Under the terms of the Notes issued by the Company to the lender, the Company will: (i) pay interest to the lender at 16% interest annually and 100% warrant coverage. The principal and interest due on the Notes are due on demand. The Notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party or from the cash flow from the Company's operations.

NOTE 9 - FUSION TRANSACTION

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

NOTE 10 - RISKS AND UNCERTAINTIES

Marketability of the product is dependent, among other things, upon securing additional capital to successfully complete the clinical testing of the product, securing FDA approval, and procurement of viable patents.

NOTE 11 - SUBSEQUENT EVENTS

On May 6, 2008, Samaritan Pharmaceuticals, Inc. issued a press release announcing it had received notification that the patent application "Neuroprotective Spirostenol Pharmaceutical Compositions" for Caprospinol (SP-233) has been allowed by the Australian Patent Office.

On April 24, 2008, Samaritan Pharmaceuticals, Inc. issued a press release announcing that Dr. Janet Greeson, as CEO of Samaritan Pharmaceuticals, is highlighted in the April issue of PharmaVOICE magazine.

On April 15, 2008, Samaritan Pharmaceuticals, Inc. issued a press release announcing that it was cited by R&D Directions’ magazine’s seventh-annual list of 100 greatest investigational drugs in development by large and small companies throughout the world. According to R&D Directions, compounds on this list distinguish themselves as "innovative, first-in-class or clearly advanced compared with those on the market."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Samaritan Pharmaceuticals, Inc. (including the subsidiaries, referred to as Samaritan, the "Company", "its", "we", and "our"), formed in September 1994, is an entrepreneurial biopharmaceutical company, focused on commercializing innovative therapeutic products to relieve the suffering of patients with Alzheimer's disease; cancer; cardiovascular disease, HIV, and Hepatitis C; as well as, commercializing its acquired marketing and sales rights, to sell marketed revenue-generating products, in Greece, and/or various Eastern European countries.

Commercialization Business Model

Our commercialization business model is focused dually on, the partnering of our promising innovative products to pharmaceutical companies; and the acquisition of the marketing and sales rights to revenue-generating marketed products for sales in Greece and Eastern Europe. This model allows Samaritan to focus on our core competencies in drug discovery and drug development. Our commercialization business model is entirely focused on achieving growth and maximizing value for the benefit of our investors.

Marketed Products

Samaritan has collaborative relationships with other pharmaceutical companies to commercialize branded approved prescription products in selected niche territories, such as, in Greece, Albania, Bosnia, Bulgaria, Croatia, Cyprus, Czech Republic, Egypt, FYROM, Hungary, Montenegro, Poland, Romania, Serbia, Slovakia, Slovenia, Syria and Turkey. We use our expertise to register approved drugs with regulatory agencies in the country we have acquired the rights for; and then, upon regulatory approval, we distribute, market and sell these products. Currently, we have in-licensed the rights to sell specialty pharmaceutical products, Amphocil from Three Rivers Pharmaceuticals, Elaprase and Replagal from Shire Pharmaceuticals, Infasurf from Ony, Inc, Erwinase, Kidrolase, and the Rapydan pain patch from EUSA, Mepivamol, Methadone, Morphine Sulphate, Naloxone, Naltrexone, Oramorph and Pethidine from Molteni Farmaceutici and Abioklad from Abiogen Pharma. Our efforts are focused on specialist physicians in private practice or at hospitals and major medical centers in our territories. Below is a description of our in-licensed products.

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

Samaritan signed an exclusive distribution deal for Greece, Cyprus, and Turkey with Abiogen Pharmaceuticals on March 14, 2008.

Currently, Samaritan Pharmaceuticals is preparing marketing applications for ABIOKLAD (R) with regulatory authorities in Greece and Cyprus to gain country marketing authorization drug approval.

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

Currently Samaritan is marketing ELAPRASE(R) in Greece.

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

Currently, METHADONE HCL(R) can only be sold in Greece and Cyprus via a centralized government tender. Samaritan has a tender application prepared for the next announcement by Greek authorities to accept price bids for this product.

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

Currently, MORPHINE SULPHATE(R) can only be sold in Greece and Cyprus via a centralized government tender. During the first quarter of 2008, Samaritan received its first tender purchase order of Morphine Sulfate from the Institute of Pharmaceutical Research and Technology (IFET). Samaritan has prepared a tender application for the next request by Greek authorities for applications.

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

Currently, Oramorph has a Greek marketing authorization. Oramorph can only be sold in Greece via a centralized government tender. Samaritan has a tender application prepared for the next announcement by Greek authorities to accept price bids for this product.

PETHIDINE(R)

PETHIDINE(R) is indicated for the treatment of moderate to severe pain, and may be prescribed as a preoperative medication, support of anesthesia, and obstetric analgesia.

On January 1, 2007, Samaritan entered into an exclusive licensing agreement with Molteni Farmaceutici for the marketing and distribution of PETHIDINE(R) in the countries of Greece and Cyprus.

Currently, Pethidine® can only be sold in Greece and Cyprus via a centralized government tender. Samaritan has a tender application prepared for the next announcement by Greek authorities to accept price bids for this product.

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

Product Candidates

A significant portion of our operating expenses are related to the research and development of investigational-stage product candidates. Research and development expenses for the quarters ended March 31, 2008 and 2007 were $385,270 and $417,523 respectively.

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

o SP-1000 peptide will not interfere with cholesterol metabolism and disposition

o SP-1000 peptide will increase HDL while decreasing serum free cholesterol and total bile cholesterol

o SP-1000 peptide will be effective in removing atheromas and preventing plaque formation

o SP-1000 peptide will protect against high cholesterol-induced neurological, cardiac and muscular suffering, and gross liver morphology

Taken together, these data on classic animal models of familial and dietary hypercholesterolemia show that SP-1000 is an interesting new and novel lipid lowering drug with a strong patent position that represents a competitive advantage over currently available therapeutic options.

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

On March 28, 2007, Samaritan and Pharmaplaz, a private Irish Healthcare company and a shareholder of Samaritan, signed an agreement (the "Pharmaplaz Agreement") to commercialize SP-01A. Under the terms of the agreement, Pharmaplaz is required to pay Samaritan $10 million upfront. To date, under the Pharmaplaz Agreement, the amount of funds received from Pharmaplaz is $2.15 million; $1.4 million and $750,000 were received during the first and fourth quarter of 2007 respectively. On May 15, 2007, the CEO of Pharmaplaz, Michael Macken, signed a personal guarantee and on May 21, 2007 a stock pledge agreement for 943,291 (split-adjusted) shares of Samaritan Pharmaceuticals to guarantee the balance of the $7.85 million. On May 15, 2007, the amount of shares pledged was worth $1,300,742. On March 31, 2008, the last reported market sale price of our Common Stock was $0.27 and the value of the stock pledge was $254,689. As a result of Pharmaplaz's failure to timely pay the remaining balance of $7.85 million, Pharmaplaz is not in compliance with the terms of the Pharmaplaz Agreement. Samaritan is currently working with Pharmaplaz to attempt to collect the past due remaining balance.

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

Alzheimer's Rat Model to Test New Drugs

We have developed an animal model that mimics the human phenotype of Alzheimer's disease pathology. We believe this Alzheimer's Rat Model will likely provide pharmaceutical companies the means to rapidly screen and develop therapeutics to control Alzheimer's disease.

Collaborations, Alliances, and Investments

The Research Institute of McGill University Health Centre and Samaritan Therapeutics

On July 1, 2007, Samaritan executed research collaboration (the "Research Collaboration") with the Research Institute of McGill University Health Centre and Samaritan Therapeutics over a ten-year period through 2017 to discover and develop new compounds. The budget is for $1,000,000 paid over four (4) quarterly payments of $250,000, is unallocated, and covers the general research and development effort. Under the Research Collaboration, the Company receives worldwide exclusive rights, excluding Canada, to any novel therapeutic agents or diagnostic technologies that may result from the Research Collaboration. Samaritan Therapeutics receives exclusive rights to the Canadian market to any novel therapeutic agents or diagnostic technologies that may result from the Research Collaboration. As of the date of this quarterly filing, Samaritan Pharmaceuticals and Samaritan Therapeutics’ payment to McGill University is in arrears, which may permit our collaborator to terminate the research and development agreement. The termination of the research and development agreement could force the Company to curtail new discoveries to be added to its current pipeline of innovative drugs. Currently, all parties are in discussion to bring the balance in arrears current.

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

EUSA Pharma

On August 3, 2007, Samaritan signed a five-year (with annual renewals) exclusive agreement with EUSA for the marketing and distribution of the product RAPYDAN(R) in Greece and Cyprus. Rapydan(R) is an approved FDA prescription product under the name SYNERA(R) and is owned by ZARS Pharmaceuticals, Inc. and marketed by Endo Pharmaceuticals, Inc. in the US.

On March 10, 2008, Samaritan signed an amendment to the above agreement with EUSA for the marketing and distribution of the products ERWINASE(R) and KIDROLASE(R) in Greece and Cyprus. Erwinase(R) and Kidrolase are approved FDA prescription products and are owned by EUSA Pharma and marketed by EUSA Pharma, in the U.S.

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

Abiogen Pharma

On March 14, 2008, Samaritan signed a five-year (with two-year automatic renewals) exclusive agreement with Abiogen for the marketing and distribution of the product ABIOKLAD (R) in Greece, Cyprus and Turkey.

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

The net loss for the quarter ending March 31, 2008 was ($1,204,467) as compared to net income for the year ended December 31, 2007 of $1,580,626. We expect losses to continue for the near future, and such losses will likely increase as human clinical trials are undertaken in the United States. Future profitability will be dependent upon our ability to complete the development of our pharmaceutical products, obtain necessary regulatory approvals and effectively market such products. In addition, future profitability will require the Company to establish agreements with other parties for clinical testing, manufacturing, commercialization, and sale of our products.

On March 28, 2007, Samaritan and Pharmaplaz, a private Irish Healthcare company and a shareholder of Samaritan, signed an agreement (the "Pharmaplaz Agreement") to commercialize SP-01A. Under the terms of the agreement, Pharmaplaz is required to pay Samaritan $10 million upfront. To date, under the Pharmaplaz Agreement, the amount of funds received from Pharmaplaz is $2.15 million; $1.4 million and $750,000 were received during the first and fourth quarter of 2007 respectively. On May 15, 2007, the CEO of Pharmaplaz, Michael Macken, signed a personal guarantee and on May 21, 2007 a stock pledge agreement for 943,291 (split-adjusted) shares of Samaritan Pharmaceuticals to guarantee the balance of the $7.85 million. On May 15, 2007, the amount of shares pledged was worth $1,300,742. On March 31, 2008, the last reported market sale price of our Common Stock was $0.27 and the value of the stock pledge was $254,690. As a result of Pharmaplaz's failure to timely pay the remaining balance of $7.85 million, Pharmaplaz is not in compliance with the terms of the Pharmaplaz Agreement. Samaritan is currently working with Pharmaplaz to attempt to collect the past due remaining balance.

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

Cash used in investing activities was ($134,002) for the three (3) month period ending March 31, 2008, as compared to ($150,382) for the three (3) month period ending March 31, 2007, an increase of $16,380, or eleven percent (11%). Activity from 2007 and 2008 reflects the continuing investment in patent registration costs.

Cash provided by financing activities was $144,500 for the three (3) month period ending March 31, 2008, as compared to was $848,748 for the three (3) month period ending March 31, 2007, a decrease of $704,248, or eighty-three percent (83%). This decrease is primarily from the Company deciding to close the Registration Statement (Commission Registration No. 07556090) and not registering additional shares of Common Stock under the Purchase Agreement II with Fusion Capital.

Cash used in operating activities during the three (3) period ending March 31, 2008 was ($146,836), as compared to $492,474 for the three (3) month period ending March 31, 2007, a decrease of $639,310, or one hundred thirty percent (130%). This decrease is primarily attributable to the increase in accrued expenses, accounts payable and current liabilities and decline in licensing revenue.

Current assets as of March 31, 2008 were $2,811,972 as compared to $2,232,040 as of December 31, 2007. This increase of $579,932, or twenty-six percent (26%), is primarily attributable to the overseas product accounts receivable. Current liabilities as of March 31, 2008 were $4,038,828 as compared to $2,526,211 as of December 31, 2007, an increase of $1,512,617 or sixty percent (60%). Such increase is the result of accounts payable relating to the overseas product sales and research, and loans made to the Company.

We will continue to have significant general and administrative expenses, including expenses related to clinical studies, our research collaboration with universities and patent registration costs. We will require substantial additional funds to sustain our operations and to grow our business. The amount will depend, among other things, on (a) the rate of progress and cost of our research and product development programs and clinical trial activities; (b) the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights; and (c) the cost of developing manufacturing and marketing capabilities, if we decide to undertake those activities. The clinical development of a therapeutic product is a very expensive and lengthy process, which may be expected to utilize $5 to $20 million over a three (3) to six (6) year development cycle. We will also need to obtain additional funds to develop our therapeutic products and our future access to capital is uncertain. The allocation of limited resources is an ongoing issue for us as we move from research activities into the more costly clinical investigations required to bring therapeutic products to market. We also expect to generate revenues from our marketed products in the near future, and our commercialization business model has changed from a development model to a licensing and development model. For more information on the change in business model, please see "Commercialization Business Model" section.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has generated minimal revenues and at March 31, 2008, the Company had an accumulated deficit of $45,539,607. For the quarters ended March 31, 2008 and 2007, the Company incurred a net loss of ($1,204,467) and net income of $1,580,626, respectively and used cash flows from operations of ($146,836) and $492,474, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in note 3. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our current resources are insufficient to fund all of our planned development and commercialization efforts. As of March 31, 2008, we have a working capital deficiency of approximately ($1,226,856). Currently, we have out-licensed our SP-01A and in-licensed the rights to sell specialty pharmaceutical products, Amphocil from Three Rivers Pharmaceuticals, Elaprase and Replagal from Shire Pharmaceuticals, Infasurf from Ony, Inc, Mepivamol, Methadone, Morphine Sulphate, Naloxone, Naltrexone, Oramorph, and Pethidine from Molteni Pharmaceuticals, Erwinase, Kidrolase, and Rapydan from EUSA Pharma and Abioklad from Abiogen Pharma. We intend to continue to explore avenues to obtain additional capital through private placements, if we are unable to obtain additional financing, we might be required to delay, scale back or eliminate selected research and product development programs or clinical trials, or be required to license third parties to commercialize products or technologies that we would otherwise undertake ourselves, or cease certain operations all together. Any of these options might have a material adverse effect upon the Company. If we raise additional funds by issuing equity securities, dilution to stockholders may result, and new investors could have rights superior to existing holders of shares. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would have a material adverse effect on our business, operating results, financial condition and prospects.

During the first quarter of 2008, the Company borrowed an additional $129,500 on a short-term basis pursuant to the terms of promissory notes from the Company and in favor of the lender. As of March 31, 2008, the Company had borrowed from related parties an aggregate of $429,500 (the "Notes"). Proceeds from each of the loans funded the Company's continuing operating expenses, ongoing expenses, legal and accounting fees, as well as for working capital and other contingencies. Under the terms of the Notes issued by the Company to the lender, the Company will: (i) pay interest to the lender at a rate of 16% per annum and ii) 100% warrant coverage. The principal and interest due on the Notes are due on demand. The Notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party or from the cash flow from the Company's operations. The Board of Directors approved that the prior year 2007 notes of $300,000, which paid interest to the lender at a rate of prime rate plus 4% per annum, be changed to match the terms of notes issued during the first quarter of 2008. The Notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party or from the cash flow from the Company's operations.

Results of Operations For The Three (3) Months Ending March 31, 2008 As Compared To The Three (3) Months Ending March 31, 2007.

During the quarters ended March 31, 2008 and 2007, revenues decreased to $560,975 from $2,701,742. During the first quarter of 2007, Samaritan recognized revenue of $2,701,742 from the Pharmaplaz Agreement. During the first quarter of 2008, Samaritan pharmaceutical sales were $560,975. Currently, Samaritan sells Amphocil, Elaprase, Morphine and Replagal in Greece.

During the quarters ended March 31, 2008 and 2007, cost of goods sold for pharmaceutical sales increased to $397,699 from $0.00. During the first quarter of 2008, cost of goods sold was attributed to the sales of Amphocil, Elaprase, Morphine and Replagal in Greece.

We incurred research and development expenses of $385,270 for the quarter ended March 31, 2008, as compared to of $417,523 for the quarter ended March 31, 2007. This decrease of $32,253, or eight percent (8%), was primarily attributable to (a) expenses incurred to development of the Company’s pipeline, and (b) work during this time period to complete the chemistry, manufacturing and controls (CMC) section of New Drug Application for the FDA. We expect that research and development expenditures relating to drug discovery and development will increase in 2008 and into subsequent years due to FDA clinical trials which include the continuation and expansion of clinical trials (i) our Alzheimer's drug program, (ii) the initiation of trials for other potential indications and (iii) additional study expenditures for potential pharmaceutical candidates. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of preclinical testing and clinical trial-related activities.

General and administrative expenses increased to $1,276,978 for the quarter ended March 31, 2008, as compared to $667,411 for the quarter ended March 31, 2007. This increase of $609,567 or ninety-one percent (91%) was primarily attributable to increases in compensation and hiring of new employees for our sales force in Eastern Europe.

Depreciation and amortization amounted to $39,011 for the quarter ended March 31, 2008, as compared to $43,636 for the quarter ended March 31, 2007. This decrease of $4,625 or eleven percent (11%) was primarily attributable to a decline in depreciation of fixed assets.

Net interest expense amounted to $7,587 and ($7,454) for the quarters ended March 31, 2008 and 2007, respectively. As of March 31, 2008, the Company had borrowed from related parties an aggregate of $429,500. Under the terms of the Notes issued by the Company to the lender, the Company pays interest to the lender at a rate of 16% per annum.

Other comprehensive income (loss) is comprised of two components. The Company invests in marketable securities to earn a return on cash not needed in the short-term. Temporary, unrealized gains and losses are recorded to reflect changes in the market value of the temporary investments as they occur. There were no marketable securities owned for the three-month periods ended March 31, 2008 and 2007. The other component of comprehensive income is due to the payment in foreign currency of operations that occur in Canada, Ireland and Greece. The amount of the gain or loss is a function of the relative strength of the American dollar to the Euro. For the quarter ending March 31, 2008, the foreign currency translation gain was $49,748.

We had a net loss of ($1,204,467) for the quarter ended March 31, 2008, as compared to a net income of $1,580,626 for the quarter ended March 31, 2007. The loss per share for the period ended March 31, 2008 was ($0.04), as compared to earnings per share of $0.06 for the period ended March 31, 2007. The loss of ($1,204,467) reflects the investment in our overseas marketing and sales operations.

Liquidity and Capital Resources

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for each of the years in the three-month periods ending March 31, 2008 and 2007:

	March 31, 2008	March 31, 2007

Cash provided by (used in):
Operating activities	$(146,836)	$492,474
Investing activities	$(134,002)	$(150,382)
Financing activities	$144,500	$848,748

As of March 31, 2008, the Company's cash position was $200,981. We are continuing efforts to raise additional capital and to execute our research and development plans. Even if we are successful in raising sufficient money to carry out these plans, additional clinical development is necessary to bring our products to market, which will require a significant amount of additional capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not engage in trading market-risk sensitive instruments and do not purchase hedging instruments or other than trading instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. During the first quarter of 2008, the Company borrowed an additional $129,500 on a short-term basis pursuant to the terms of promissory notes from the Company and in favor of the lender. During the first quarter of 2008, the Company borrowed an additional $129,500 on a short-term basis pursuant to the terms of promissory notes from the Company and in favor of the lender. As of March 31, 2008, the Company had borrowed from related parties an aggregate of $429,500 (the "Notes"). Proceeds from each of the loans funded the Company's continuing operating expenses, ongoing expenses, legal and accounting fees, as well as for working capital and other contingencies. Under the terms of the Notes issued by the Company to the lender, the Company will: (i) pay interest to the lender at a rate of 16% per annum and ii) 100% warrant coverage. The principal and interest due on the Notes are due on demand. The Notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party or from the cash flow from the Company's operations. The Board of Directors approved that the prior year 2007 notes of $300,000, which paid interest to the lender at a rate of prime rate plus 4% per annum, be changed to match the terms of notes issued during the first quarter of 2008. The Notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party or from the cash flow from the Company's operations. We have not entered into any forward or future contracts, and have purchased no options and entered into no swaps. We have no credit lines or other borrowing facilities, and do not view ourselves as subject to interest rate fluctuation risk at the present time.

ITEM 4(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2008. Our management has concluded, based on their evaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were effective as of March 31, 2008 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

RISKS ASSOCIATED WITH OUR BUSINESS

We Have A Limited Operating History With Significant Losses And Expect Losses To Continue In The Near Future

We have yet to establish any history of profitable operations. At March 31, 2008, the Company had an accumulated deficit of $45,539,607. For the quarters ended March 31, 2008 and 2007, the Company incurred a net loss of ($1,204,467) and net income of $1,580,626, respectively and used cash flows from operations of ($146,836) and $492,474, respectively. To date, our revenues have not been sufficient to sustain our operations. Our profitability will require the successful commercialization of several drugs for our territories in Eastern Europe as well as the out-licensing of our internal development programs in Alzheimer's, cancer, cardiovascular disease, and infectious diseases. Currently, the Company has in-licensed specialty pharmaceutical products to be marketed and distributed in our Eastern Europe territories. No assurances can be given when this will occur or when we will become profitable.

We Will Need Additional Capital In The Future, But Our Access To Such Capital Is Uncertain.

Our current resources are insufficient to fund all of our planned development and commercialization efforts. As of March 31, 2008, we have a working capital deficiency of $1,226,856 and we had cash, and cash equivalents, of approximately $200,981. On March 28, 2007, Samaritan and Pharmaplaz, a private Irish Healthcare company and a shareholder of Samaritan, signed an agreement (the "Pharmaplaz Agreement") to commercialize SP-01A. Under the terms of the agreement, Pharmaplaz is required to pay Samaritan $10 million upfront. To date, under the Pharmaplaz Agreement, the amount of funds received from Pharmaplaz is $2.15 million; $1.4 million and $750,000 were received during the first and fourth quarter of 2007 respectively. On May 15, 2007, the CEO of Pharmaplaz, Michael Macken, signed a personal guarantee and on May 21, 2007 a stock pledge agreement for 943,291 (split-adjusted) shares of Samaritan Pharmaceuticals to guarantee the balance of the $7.85 million. On May 15, 2007, the amount of shares pledged was worth $1,300,742. On March 31, 2008, the last reported market sale price of our Common Stock was $0.27 and the value of the stock pledge was $254,690. As a result of Pharmaplaz's failure to timely pay the remaining balance of $7.85 million, Pharmaplaz is not in compliance with the terms of the Pharmaplaz Agreement. Samaritan is currently working with Pharmaplaz to attempt to collect the past due remaining balance.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has generated minimal revenues and for the quarters ended March 31, 2008 and 2007 and at March 31, 2008, the Company had an accumulated deficit of $45,539,607. For the quarters ended March 31, 2008 and 2007, the Company incurred a net loss of ($1,204,467) and net income of $1,580,626, respectively and used cash flows from operations of ($146,836) and $492,474, respectively. In addition, as of March 31, 2008, we have a working capital deficiency of approximately ($1,226,856). These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in note 3. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

We have no committed sources of capital and do not know whether additional financing will be available when needed on terms that are acceptable, if at all. Our current lack of resources is exacerbated by our inability to date to collect the remaining balance from Pharmaplaz. As of the date of this quarterly filing, Samaritan Pharmaceuticals and Samaritan Therapeutics’ payment to McGill University is in arrears, which may permit our collaborator to terminate the research and development agreement. The termination of the research and development agreement could force the Company to curtail new discoveries to be added to its current pipeline of innovative drugs.. Currently, all parties are in discussion to bring the balance in arrears current. The addition of this going concern statement from our independent registered public accounting firm may discourage some investors from purchasing our Common Stock or providing alternative capital financing. The failure to satisfy our capital requirements will adversely affect our business, financial condition, results of operations and prospects.

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

The Company's License Agreements May Be Terminated In The Event Of A Breach

The license agreements pursuant to which the Company has licensed its core technologies for its potential drug products permit the licensors to terminate such agreements under certain circumstances, such as the failure by the licensee to use its reasonable best efforts to commercialize the subject drug or the occurrence of any uncured material breach by the licensee. The license agreements also provide that the licensor is primarily responsible for obtaining patent protection for the licensed technology, and the licensee is required to reimburse the licensor for costs it incurs in performing these activities. The license agreements also require the payment of specified royalties. Any inability or failure to observe these terms or pay these costs or royalties may result in the termination of the applicable license agreement in certain cases. As of the date of this quarterly filing, Samaritan Pharmaceuticals and Samaritan Therapeutics’ payment to McGill University is in arrears, which may permit our collaborator to terminate the research and development agreement. The termination of the research and development agreement could force the Company to curtail new discoveries to be added to its current pipeline of innovative drugs.. Currently, all parties are in discussion to bring the balance in arrears current.

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

The Company's Success Will Be Dependent Upon The Licenses And Proprietary Rights It Receives From Other Parties, And On Any Patents It May Obtain

The Company and Samaritan Therapeutics Canada, have signed a Research Collaboration and Licensing Agreement with The Research Institute of McGill University Health Centre (RI-MUHC) in Montreal, Canada, to advance its promising pipeline into clinical trial status and develop new innovative drug candidates. Once drug candidates, derived from the collaborative research, are clinically-validated and deemed to hold promise, Samaritan Therapeutics intends to continue to develop the drug candidate in Canada, while Samaritan Pharmaceuticals will focus on the drug candidate's process through regulatory agencies and its commercialization throughout the rest of the world.

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

The issuance of blank check preferred stock, where the Board of Directors can designate rights or preferences, may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, a majority of our voting stock. These and other provisions in our Articles of Incorporation (restated as last amended November 1, 2007) and in our Bylaws (restated as last amended March 20, 2008), as well as certain provisions of Nevada law, could delay or impede the removal of incumbent directors and could make it more difficult to effect a merger, tender offer or proxy contest involving a change of control of the Company, even if such events could be beneficial to the interest of the shareholders as a whole. Such provisions could limit the price that certain investors might be willing to pay in the future for our Common Stock.

Officers and Directors Liabilities Are Limited Under Nevada Law

Pursuant to the Company's Articles of Incorporation (restated as last amended November 1, 2007) and Bylaws (restated as last amended March 20, 2008), and as authorized under applicable Nevada law, Directors are not liable for monetary damages for breach of fiduciary duty, except in connection with a breach of the duty of loyalty for (a) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (b) for dividend payments or stock repurchases illegal under applicable Nevada law or (c) any transaction in which a Director has derived an improper personal benefit. The Company's Articles of Incorporation (restated as last amended November 1, 2007) and Bylaws (restated as last amended March 20, 2008) provide that the Company must indemnify its officers and Directors to the fullest extent permitted by applicable Nevada law for all expenses incurred in the settlement of any actions against such persons in connection with their having served as officers or Directors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following discussion sets forth securities sold by the Company in the three-month period ending March 31, 2008. These securities were shares of Common Stock of the Company. They were sold for cash and, unless otherwise noted, sold in private transactions to persons believed to be of a class of accredited investors not affiliated with the Company unless otherwise noted and purchasing the shares with investment intent, and the Company relied upon, among other possible exemptions, Section 4(2) of the Securities Act of 1933, as amended. The Company's reliance on said exemption was based upon the fact no public solicitation was used by the Company in the offer or sale, and the securities were legend shares, along with a notation at the respective transfer agent, restricting the shares from sale or transfer as is customary with reference to Rule 144 of the SEC.

During the quarter ended March 31, 2008, the Company exchanged 60,000 shares of Common Stock for $15,000. The Company had no exercise of stock options during the quarter. The Company also issued an aggregate of 207,857 shares of Common Stock in consideration of services rendered or to be rendered to the Company. Such shares were valued at an aggregate of $75,000 ranging from $0.25 - $0.50 per share, representing the fair value of the shares issued.

Issuer Purchase of Equity Securities

We did not make any purchases of our Common Stock during the three months ended March 31, 2008, which is the first quarter of our fiscal year.

Holders

As of May 14, 2008, there were approximately 931 holders of record of our Common Stock. This number was determined from records maintained by our transfer agent and does not include beneficial owners of our securities whose securities are held in the names of various dealers and/or clearing agencies.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders for the quarter ended March 31, 2008.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Listed below are all exhibits filed as part of this Quarterly Report on Form 10-Q. Some exhibits are filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

EXHIBIT NO.	DESCRIPTION	LOCATION
3.1	Articles of Incorporation, restated as last	Incorporated by reference to Exhibit 3.1 to the
	amended November 1, 2007	Company's Current Quarterly Report on Form 10-Q as
filed with the U.S. Securities and Exchange
Commission on November 19, 2007.

3.2	Bylaws, restated as last amended March 20,	Incorporated by reference to Exhibit 3.2 to the
	2008	Company's Form 10-K as filed with the U.S.
Securities and Exchange Commission on April 14,
2008.
4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to the
Company's Current Report Form 10-SB12G as filed
with the U.S. Securities and Exchange Commission on
July 21, 1999
4.2	Amended Samaritan Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 4.2 to the
	2001 Stock Option Plan	Company's Quarterly Report on Form 10-QSB as filed
with the U.S. Securities and Exchange Commission on
August 16, 2004
4.3	Samaritan Pharmaceuticals, Inc. 2005 Stock	Incorporated by reference to Schedule 14-A
	Option Plan	Information Statement as filed with the U.S. Securities
and Exchange Commission on April 29, 2005 and
approved by the shareholders on June 10, 2005
10.1	Research, Development and	Incorporated by reference to Exhibit 10.1 to the
	Commercialization Collaboration Agreement	Company's Form 10-K as filed with the U.S.
	for SP-01A dated March 28, 2007 by and	Securities and Exchange
	between Pharmaplaz and the Company.	Commission on April 13, 2007.
10.2	Common Stock Purchase Agreement	Incorporated by reference to Exhibit 10.1 to the
	(Purchase Agreement I), dated April 22, 2003,	Company's Current Report on Form 8-K as filed with
	by and between the Company and Fusion	the U.S. Securities and Exchange Commission on
	Capital Fund II, LLC	April 25, 2003

10.3	Registration Rights Agreement, dated April	Incorporated by reference to Exhibit 10.2 to the
	22, 2003, by and between the Company and	Company's Current Report on Form 8-K as filed with
	Fusion Capital Fund II, LLC	the U.S. Securities and Exchange Commission on
April 25, 2003
10.4	Employment Agreement, dated as of January	Incorporated by reference to Exhibit 10.6 to the
	1, 2001, by and between Samaritan	Company's Quarterly Report on Form 10-QSB as filed
	Pharmaceuticals, Inc. and Mr. Thomas Lang.	with the U.S. Securities and Exchange Commission on
August 16, 2004
10.5	Form of Trust Under Samaritan	Incorporated by reference to Exhibit 10.10 to the
	Pharmaceuticals, Inc. Deferred Compensation	Company's Quarterly Report on Form 10-QSB as filed
	Plan	with the U.S. Securities and Exchange Commission on
August 14, 2002
10.6	Master Clinical Trial and Full Scale	Incorporated by reference to Exhibit 10.10 to the
	Manufacturing Agreement, dated October 5,	Company's Quarterly Report on Form 10-QSB as filed
	2004, by and between the Company and	with the U.S. Securities and Exchange Commission on
	Pharmaplaz, LTD	November 15, 2004
10.7	Common Stock Purchase Agreement	Incorporated by reference to Exhibit 10.11 to the
	(Purchase Agreement II), dated May 12, 2005,	Company's Quarterly Report on Form 10-QSB as filed
	by and between the Company and Fusion	with the U.S. Securities and Exchange Commission on
	Capital Fund II, LLC	May 13, 2005
10.8	Amendment to Common Stock Purchase	Incorporated by reference to Exhibit 10.12 to the
	Agreement, dated December 19, 2005, by and	Company's Registration Statement on Form SB-2 as
	between the Company and Fusion Capital	filed with the U.S. Securities and Exchange
	Fund II, LLC	Commission on December 15, 2005
10.9	Registration Rights Agreement, dated May 12,	Incorporated by reference to Exhibit 10.12 to the
	2005, by and between the Company and	Company's Quarterly Report on Form 10-QSB as filed
	Fusion Capital Fund II, LLC	with the U.S. Securities and Exchange Commission on
May 13, 2005
10.10	Norbrook Supply Agreement	Incorporated by reference to Exhibit 1 to the
Company's Current Report on Form 8-K as filed with
the U.S. Securities and Exchange Commission on
September 27, 2005
10.11	Research Collaboration and Licensing	Incorporated by reference to Exhibit 10.10 to the
	Agreement, dated June 8, 2001, by and	Company's Registration Statement on Form SB-2 as
	between Georgetown University and	filed with the U.S. Securities and Exchange
	Samaritan Pharmaceuticals, Inc.	Commission on July 30, 2003
10.12	Change in Control Severance Plan for Certain	Incorporated by reference to Exhibit 10.16 to the
	Covered Executives and Employees of	Company's Quarterly Report on Form 10-Q as filed
	Samaritan Pharmaceuticals, Inc.	with the U.S. Securities and Exchange Commission on
August 14, 2006.
10.13	Samaritan Pharmaceuticals, Inc.'s	Incorporated by reference to Exhibit 10.17 to the
	Director/Officer's Indemnification Agreement	Company's Quarterly Report on Form 10-Q as filed
with the U.S. Securities and Exchange Commission on
August 14, 2006.
10.14	Stock Purchase Agreement among Samaritan	Incorporated by reference to Exhibit 10.18 to the
	Pharmaceuticals, Metastatin Pharmaceuticals,	Company's Quarterly Report on Form 10-Q as filed
	and the shareholders of Metastatin	with the U.S. Securities and Exchange Commission on
	Pharmaceuticals.	November 14, 2006.
10.15	Samaritan Pharmaceuticals, Inc.’s In-	Incorporated by reference to Exhibit 10.15 to the
	Licensing Agreement with Three Rivers	Company's Form 10-Q as filed with the U.S.
	Pharmaceuticals.	Securities and Exchange Commission on May 21,
2007.
10.16	Samaritan Pharmaceuticals, Inc.’s In-	Incorporated by reference to Exhibit 10.16 to the
	Licensing Agreement with Molteni	Company's Form 10-Q as filed with the U.S.
	Pharmaceuticals.	Securities and Exchange Commission on May 21,
2007.
10.17	Pharmaplaz Research, Development and	Incorporated by reference to Exhibit 10.17 to the
	Commercialization Collaboration Agreement	Company's Quarterly Report on Form 8-K as filed
with SEC on March 28, 2007.
10.18	Pharmaplaz Research, Development and	Incorporated by reference to Exhibit 10.18 to the
	Commercialization Collaboration Agreement	Company's Quarterly Report on Form 10-Q as filed
	Supplement	with the U.S. Securities and Exchange Commission
on May 21, 2007.

10.19	Research Collaboration and Licensing	Incorporated by reference to Exhibit 99.2 to the
	Agreement by and between The Research	Company’s Current Report on Form 8-K as filed with
	Centre at McGill University, Samaritan	the U.S. Securities and Exchange Commission on
	Therapeutics, Inc., and Samaritan	July 25, 2007.
Pharmaceuticals, Inc.
10.20	Cooperative Lock Up Agreement between	Incorporated by reference to Exhibit 99.2 to the
	Samaritan Pharmaceuticals, inc. and Doug	Company’s Current Report on Form 8-K as filed with
	Bessert and KD1, Inc.	the U.S. Securities and Exchange Commission on
June 12, 2007.
10.21	Samaritan Pharmaceuticals, Inc.’s In-	Incorporated by reference to Exhibit 10.21 to the
	Licensing Agreement with EUSA Pharma	Company's Form 10-K as filed with the U.S.
Securities and Exchange Commission on April 14,
2008
10.22	Samaritan Pharmaceuticals, Inc.’s In-	Incorporated by reference to Exhibit 10.22 to the
	Licensing Agreement with Abiogen Pharma	Company's Form 10-K as filed with the U.S.
Securities and Exchange Commission on April 14,
2008
10.23	Samaritan Pharmaceuticals, Inc.’s In-	Incorporated by reference to Exhibit 10.23 to the
	Licensing Agreement with Siraeo, Ltd	Company's Form 10-K as filed with the U.S.
Securities and Exchange Commission on April 14,
2008
14.1	The Samaritan Pharmaceuticals, Inc. Code of	Incorporated by reference to Exhibit 14.1 to the
	Conduct	Company's Form 10-KSB as filed with the U.S.
Securities and Exchange Commission on April 15,
2003
21	List of Subsidiaries	Incorporated by reference to Exhibit 21 to the
Company's Quarterly Report on Form 10-QSB as filed
with the U.S. Securities and Exchange Commission on
August 15, 2005
23.1	Consent of Independent Registered Public	Incorporated by reference to Exhibit 23.1 to the
	Accounting Firm	Company's Registration Statement on Form SB-2 as
filed with the U.S. Securities and Exchange
Commission on December 15, 2005
31.1	Certification of Chief Executive Officer re:	Provided herewith
Section 302
31.2	Certification of Chief Financial Officer re:	Provided herewith
Section 302
32.1	Certification of Chief Executive Officer re:	Provided herewith
Section 906
32.2	Certification of Chief Financial Officer re:	Provided herewith
Section 906

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMARITAN PHARMACEUTICALS, INC Dated: May 14, 2008 By: /s/ Eugene Boyle --------------------------------- Eugene Boyle, Principal Financial Officer Duly Authorized Officer