Form 10-Q
period 2008-06-30
SAMARITAN PHARMACEUTICALS INC
filed 2008-08-18
CIK 1057377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

Form 10-Q

[x] Quarterly Report Pursuant To SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For The Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes[x] No[ ]

The number of shares of common stock issued and outstanding as of August 18, 2008 was 32,915,265.

SAMARITAN PHARMACEUTICALS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Page No.
Item 1. Consolidated Financial Statements:
Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	3
Consolidated Statements of Operations for the Six (6) Months Ended June 30, 2008 and 2007	4
Consolidated Statements of Cash Flows for the Six (6) Months Ended June 30, 2008 and 2007	5
Notes to Interim Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition & Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures about Market Risk	32
Item 4(T). Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3. Defaults Upon Senior Securities	43
Item 4. Submission of Matters to a Vote of Security Holders	43
Item 5. Other Information	43
Item 6. Exhibits	44
Signatures

SAMARITAN PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30, 2008 (unaudited) and December 31, 2007 (audited)

ASSETS
	6/30/2008	12/31/2007
CURRENT ASSETS:	(Unaudited)	Audited
Cash and cash equivalents	$90,442	$287,571
Inventory, pharmaceutical product	510,884	56,358
Receivable from license collaboration	254,690	311,286
Receivable from overseas product sales	2,482,226	827,115
Note receivable, net of allowance for doubtful accounts	-	250,000
Interest receivable, net of allowance for doubtful accounts	-	101,096
Refundable tax credit	471,876	250,000
Prepaid expenses	137,842	148,614
TOTAL CURRENT ASSETS	3,947,960	2,232,040

PROPERTY AND EQUIPMENT	36,353	55,919

OTHER ASSETS:
Patent registration costs	1,495,891	1,411,383
Purchased technology rights	294,345	226,628
Deposits	2,779	2,779
TOTAL OTHER ASSETS	1,793,015	1,640,790

	$5,777,328	$3,928,749

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$3,531,164	$1,041,922
Accrued expenses and other current liabilities	1,903,045	1,184,289
Loans from officers/shareholders	429,500	300,000
TOTAL CURRENT LIABILITIES	5,863,709	2,526,211

SHAREHOLDERS' DEFICIT:
Preferred stock, 5,000,000 shares authorized at $.001
par value, none issued and outstanding	-	-
Common stock, 250,000,000 shares authorized at $.001
par value, 30,969,794 and 30,494,816
issued at June 30, 2008 and December 31, 2007	30,970	30,495
Additional paid-in capital	46,353,648	45,896,906
Common stock to be issued	-	-
Treasury stock	(250,248)	(250,248)
Accumulated other comprehensive income	174,952	60,525
Accumulated deficit after development stage	(2,060,563)	-
Accumulated deficit during development stage	(44,335,140)	(44,335,140)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(86,381)	1,402,538

	$5,777,328	$3,928,749

See accompanying notes to the consolidated financial statements (unaudited)

SAMARITAN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME

FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007

	For the Six Months		For the Three Months
	June 30		June 30
	2008	2007	2008	2007
	Unaudited	Unaudited	Unaudited	Unaudited
REVENUES:

Pharmaceutical sales	$1,807,528	$408,811	$1,246,553	$408,811
Licensing rights	-	2,701,742	-	-
	1,807,528	3,110,553	1,246,553	408,811

EXPENSES:

Cost of goods sold (pharmaceutical sales)	1,136,376	287,835	738,677	287,835
Research and development	630,764	971,636	245,494	554,113
Interest, net	34,069	(15,049)	26,482	(7,595)
General and administrative	1,572,521	1,427,389	693,242	759,978
Depreciation and amortization	79,190	90,089	40,179	46,453
Collateral reserve adjustment	415,171	-	358,575	-
	3,868,091	2,761,900	2,102,649	1,640,784

NET INCOME (LOSS)	(2,060,563)	348,653	(856,096)	(1,231,973)

Other Comprehensive Income (Loss):
Foreign translation adjustment	114,427	(12,545)	64,679	7,377

Total Comprehensive Income (Loss)	$(1,946,136)	$336,108	$(791,417)	$(1,224,596)

Loss (earnings) per share
Basic	$(0.07)	$0.01	$(0.03)	$(0.05)

Diluted	$(0.07)	$0.01	$(0.03)	$(0.05)

Weighted average number of shares outstanding:

Basic	30,755,483	26,583,618	30,926,865	26,994,549

Diluted	30,755,483	26,583,618	30,926,865	26,994,549

See accompanying notes to the consolidated financial statements (unaudited)

SAMARITAN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	For the Six Months Ended
	June 30
CASH FLOWS FROM OPERATING ACTIVITIES:	2008	2007
	(Unaudited)	(Unaudited)

Net income (loss)	$(2,060,563)	$348,653
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	90,546	90,089
Stock based compensation	91,000	-
Stock options issued for services	296,217	47,925
Amortization of deferred compensation	-	-
Foreign currency gain(loss)	114,427	(12,545)
Other income	-	-
(Increase) decrease in assets:
Inventory	(454,526)	(119,699)
Accounts receivable	(1,598,515)	(1,710,399)
Refundable tax credit	(221,876)	-
Interest receivable and prepaids	10,772	(442,541)
Note receivable and accrued interest reserved	351,096	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	3,183,523	663,848

NET CASH USED IN OPERATING ACTIVITIES	(197,899)	(1,134,669)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of technology rights	(15,846)	-
Purchase of furniture and equipment	-	(3,927)
Patent registration costs	(132,884)	(258,568)

NET CASH USED IN INVESTING ACTIVITIES	(148,730)	(262,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issued for cash	20,000	-
Proceeds from equity financing	-	480,000
Common stock to be issued	-	568,748
Short-term loan proceeds	129,500	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	149,500	1,048,748

CHANGE IN CASH	(197,129)	(348,416)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	287,571	742,075

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$90,442	$393,659

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Options issued	$296,217	$-
Purchase of technology rights for accounts payable	$63,616	$-
Stock as compensation for services	$91,000	$-
Stock issued in cancellation of accounts payable	$50,000	$747,561

See accompanying notes to the consolidated financial statements (unaudited)

SAMARITAN PHARMACEUTICALS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2008 and 2007 (Unaudited)

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

The financial information presented as of and for the three months ended June 30, 2008 ("Q2 2008") and as of and for the months ended June 30, 2007 ("Q2 2007") is unaudited. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to fairly present the Company's financial position of June 30, 2008, and the results of operations and cash flows for the six (6) month period ending June 30, 2008 have been included. The results of operations for the six (6) month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K as filed with the U.S. Securities and Exchange Commission on April 14, 2008 for the year ended December 31, 2007.

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

Commercialization Business Model

Our commercialization business model is focused dually on, the partnering of our promising innovative products to pharmaceutical companies; and the acquisition of the marketing and sales rights to revenue-generating marketed products for sales in Greece and Eastern Europe . This model allows Samaritan to focus on our core competencies drug discovery and drug development. Our commercialization business model is entirely focused on achieving growth and maximizing value for the benefit of our investors.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At June 30, 2008, the Company had an accumulated deficit of $46,395,703 and had a working capital deficiency of ($1,915,749). For the six months ended June 30, 2008, the Company incurred net losses of ($2,060,563), and used cash flows from operations of ($197,899).

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

B. Revenue recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin SAB 104, Topic 13, "Revenue Recognition" and Emerging Issues Task Force No. 00-21, or EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Generally, the Company will not recognize revenue or establish a receivable related to payments that are due greater than twelve months from the balance sheet date. In all cases, revenue is only recognized after all of the following four basic criteria of revenue recognition are met:

•	Persuasive evidence of an arrangement exists;
•	The fee is fixed or determinable;
•	Collection is probable; and
•	Delivery of technology or intellectual property rights has occurred or services have been rendered.

Product Sales. Samaritan Pharmaceuticals sells Amphocil, Collatamp, Elaprase, Erwinase, Morphine, Rapydan, and Replagal in Greece. Product sales are recognized when delivery of the products has occurred, title has passed to the customer, the selling price is fixed or determinable, collectibility is reasonably assured and the Company has no further obligations. The Company records allowances for product returns, rebates and wholesaler charge backs, wholesaler discounts, and prescription vouchers at the time of sale and reports product sales net of such allowances. The Company must make significant judgments in determining these allowances. We periodically evaluate the need to maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When making this evaluation, we made judgments about the creditworthiness of customers based on ongoing credit evaluations and the aging profile of customer accounts receivable and assess current economic trends that might impact the level of credit losses in the future. The products Amphocil, Collatamp, Elaprase, Erwinase, Morphine, Rapydan, and Replagal have not experienced significant credit losses; therefore we have no allowance for doubtful accounts as of June 30, 2008.

License Revenue. The Company's license revenues are generated through an agreement with a strategic partner. Nonrefundable, up-front license fees and milestone payments with standalone value that are not dependent on any future performance by us under the arrangements are recognized as revenue upon the earlier of when payments are received or collection is assured, but are deferred if we have continuing performance obligations. If we have continuing involvement through contractual obligations under such agreement, such up-front fees are deferred and recognized over the period for which we continue to have a performance obligation, unless all of the following criteria exist: (1) the delivered item(s) have standalone value to the customer, and (2) there is objective and reliable evidence of the fair value of the undelivered item(s). We also make estimates and judgments when determining whether the collectibility of license fees receivable from licensees is reasonably assured. We assess the collectibility of accrued license fees based on a number of factors and if it is determined that collection is not reasonably assured, the fee is recognized when collectibility becomes reasonably assured, assuming all other revenue recognition criteria have been met.

On March 28, 2007, Samaritan and Pharmaplaz, a private Irish Healthcare company and a shareholder of Samaritan, signed an agreement (the "Pharmaplaz Agreement") to commercialize SP-01A. Under the terms of the agreement, Pharmaplaz is required to pay Samaritan $10 million upfront. To date, under the Pharmaplaz Agreement, the amount of funds received from Pharmaplaz is $2.15 million; $1.4 million and $750,000 were received during the first and fourth quarter of 2007 respectively. On May 15, 2007, the CEO of Pharmaplaz, Michael Macken, signed a personal guarantee and on May 21, 2007 a stock pledge agreement for 943,291 (split-adjusted) shares of Samaritan Pharmaceuticals to guarantee the balance of the $7.85 million. On May 15, 2007, the amount of shares pledged was worth $1,300,742. On June 30, 2008, the last reported market sale price of our Common Stock was $0.27 and the value of the stock pledge was $254,689. As a result of Pharmaplaz's failure to timely pay the remaining balance of $7.85 million, Pharmaplaz is not in compliance with the terms of the Pharmaplaz Agreement. Samaritan recognizes Pharmaplaz’s intention is to pay the remaining balance and its failure is due to an economic slowdown in Ireland. Samaritan is working with Pharmaplaz to attempt to collect the past due remaining balance.

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

E. Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers that are customary for the local customs in the territory. The Company also invests its excess cash principally in marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and by policy, limits the amount of credit exposure at any one institution. These investments are generally not collateralized and primarily mature within one year. The Company has not realized any losses from such investments. At June 30, 2008, the Company had no excess cash invested in marketable securities. At June 30, 2008, the Company had approximately $90,442 in bank deposits, all of which was insured. The Company has not experienced any losses in such accounts through June 30, 2008.

The Company presently has activities in Europe and Canada. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company's investments.

F. Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets.

G. Intangibles

Legal fees associated with filing patents are recorded at cost and amortized over seventeen (17) years. We currently own or in-license patents related to our products or product candidates and own or in-license additional applications for patents that are currently pending. In general, when we in-license intellectual property from various third parties, we are required to pay royalties to the parties on product sales. The Company reviews patent costs for impairment by comparing the carrying value of the patents with the fair value. The Company believes it will recover the full amount of the patent costs based on forecasts of sales of the products related to the patents. Patent registration costs are amortized over seventeen (17) years once approved. Certain U.S. patents may be eligible for patent term extensions under the Hatch-Waxman Act and may be available to Samaritan for the lost opportunity to market and sell the invention during the regulatory review process.

Purchased technology rights are recorded at cost and are being amortized using the straight line method over the estimated useful life of the technology.

H. Earnings (loss) per share

The Company reports loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." In the calculation of loss per common share, the Company’s options outstanding as of the quarter ended June 30, 2008 and the quarter ended June 30, 2007 respectively, which have not been included, because the effect would be anti-dilutive, thereby decreasing the net loss per common share.

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

Since the Company does not own greater than 50% of Samaritan Therapeutics, Canada, we evaluated, the Company’s ownership/control of Samaritan Therapeutics, Canada, under FIN 46(R) "Consolidation of Variable Interest Entities" requires companies to determine whether they hold interests in a variable interest entity ("VIE") and, if so, to consolidate any VIEs for which they are the primary beneficiary.

As of June 30, 2008, Samaritan was a forty-five percent (45%) investor of the above mentioned company. The amount of monies to date is insufficient to permit the entity to finance its activities without further additional financial support and the characteristics of Samaritan’s investment have controlling financial interest attributes. This is considered to be a variable interest per the provisions of FIN 46(R), and therefore has been consolidated into the Company’s June 30, 2008 financial statements.

M. Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At June 30, 2008, the Company does not believe that any impairment has occurred.

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

Q. Prepaid Expenses and Other Assets

Total prepaid expenses are $137,842 and $148,614 for the quarter ended June 30, 2008 and the year ended December 31, 2007, respectively; consist of payments made in preparation of a preclinical research project, consulting prepayments and other miscellaneous prepayments.

R. Notes Receivable

During the quarter ended June 30, 2008 the Company reserved a $250,000 note receivable and the accrued interest associated with it due to doubt about collection of the note.

S. Accrued Expenses and Other Current Liabilities

Accrued Expenses and Other Current Liabilities consist of the unpaid portion of payroll and employee benefits and interest accrued.

T. Loan Payable

As of June 30, 2008, the Company had borrowed from related parties an aggregate of $429,500 (the "Notes"), of which, $350,000 was loaned by a related party as described in Note 9. Proceeds from each of the loans funded the Company's continuing operating expenses, ongoing expenses, legal and accounting fees, as well as for working capital and other contingencies. Under the terms of the Notes issued by the Company to the lender, the Company will: (i) pay interest to the lender at a rate of 16% per annum and ii) 100% warrant coverage. The principal and interest due on the Notes are due on demand. The Notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party or from the cash flow from the Company's operations. The Board of Directors approved that the prior year 2007 notes of $300,000, which paid interest to the lender at a rate of prime rate plus 4% per annum, be changed to match the terms of notes issued during the first quarter of 2008. The Notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party or from the cash flow from the Company's operations.

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

NOTE 5 - SHAREHOLDERS' EQUITY (DEFICIT)

The Company has 250 million common shares authorized and a class of 5 million shares of preferred stock authorized. There were no outstanding preferred stock shares at June 30, 2008.

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

The following table summarizes the Company's stock options outstanding at March 31, 2008, and June 30, 2008:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value

Outstanding and exercisable at March 31, 2008	6,777,277	2.49	-0-
Granted	26,515	0.33	-0-
Exercised	-0-	-0-	-0-
Expired	-0-	-0-	-0-

Outstanding and exercisable at June 30, 2008	6,803,792	$2,48	-0-

Information, at date of issuance, regarding options for the quarter ended June 30, 2008:

		Weighted	Weighted
		Average	Average
		Exercise	Fair Value
	Shares	Price $	Price $

Exercise price exceeds market price	26,515	.33	.26
Exercise price equals market price	-0-	-0-	-0-
Exercise price is less than market price	-0-	-0-	-0-

Information, at date of issuance, regarding options for the quarter ended June 30, 2008:

Weighted
		Average	Average
	Weighted	Exercise	Fair Value
	Shares	Price $	Price $

Exercise price exceeds market price	26,515	.33	.26
Exercise price equals market price	-0-	-0-	-0-
Exercise price is less than market price	-0-	-0-	-0-

B. Private Placement

During the quarter ended June 30, 2008, the Company issued 20,000 shares under a private placement raising $5,000.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

A. The Company leases various facilities under operating lease agreements expiring through September 2008. Future minimum annual lease payments under the facilities lease agreements for agreements lasting more than one year are as follows:

2008 = $14,435

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

D. The Company has terminated their Research Collaboration and Licensing Agreement “the Agreement” with Georgetown University “Georgetown” effective with the principal investigator becoming employed with another institution in July 2007. The Company and Georgetown remain in dispute over the termination process of this Agreement, as Georgetown has alleged additional monies due under the Agreement. The Company disputes any additional monies due. No accrual for any alleged additional monies has been made as of June 30, 2008, as it is managements’ position that there are no additional monies due to Georgetown under the Agreement.

NOTE 7 - RESEARCH AND DEVELOPMENT COSTS

For the quarters ended June 30, 2008 and 2007, research and development expenses were $245,494 and $554,113 respectively. Research and development costs consist of the costs associated with our research activities, as well as the costs associated with our drug discovery efforts, conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Our research and development expenses consist of:

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

NOTE 9 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, we entered into transactions with Clay County Holdings (`CCH'). These transactions include loans made to and from CCH. In the past, CCH had made a loan to Samaritan, which Samaritan paid off in 2003. During 2004, Samaritan created a note receivable with CCH for $250,000 which amount bears interest at a rate of twelve percent (12%) per annum. The note receivable is secured by pledge of common stock in Samaritan owned by CCH. A Director of the Company, H. Thomas Winn, is the father in law of the president of CCH, but is not a shareholder of CCH.

The Board of Directors consists of the following members: Dr. Janet Greeson, Chairman, Jacinto L. Ayala, Eugene Boyle, Robert Crane, Dr. Julio Garcia, Welter “Budd” Holden, Dr. Laurent Lecanu, Cynthia Thompson, and H. Thomas Winn. The Company has formed, by determination of the Board, an Audit Committee, with Mr. H. Thomas Winn as Chairman, who is an independent director and a financial expert; the Compensation Committee, with Independent Director Ms. Cynthia C. Thompson as Chairman; the Nomination Committee, with Independent Director, Jacinto L. Ayala as Chairman. The Company has two (2) members of the Board that are related, Dr. Janet Greeson and Eugene Boyle, who are mother and son.

NextGen LifeSciences, Inc. is a company wholly owned by the Chief Executive Officer and Chairman of the Board of Samaritan Pharmaceuticals. NextGen LifeSciences agreed to loan the Company $250,000, $50,000 and $50,000 on July 16, 2007, September 18, 2007, and January 9, 2008 respectively for an aggregate of $350,000 on a short-term basis pursuant to the terms of promissory notes from the Company and in favor of the lender. Proceeds from each of the loans funded the Company's continuing operating expenses, ongoing expenses, legal and accounting fees, as well as for working capital and other contingencies. Under the terms of the Notes issued by the Company to the lender, the Company will: (i) pay interest to the lender at 16% interest annually and 100% warrant coverage. The principal and interest due on the Notes are due on demand. The Notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party or from the cash flow from the Company's operations.

NOTE 10 - FUSION TRANSACTION

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

NOTE 12 - SUBSEQUENT EVENTS

On July 8, 2008, Samaritan Pharmaceuticals, Inc. announced that it has filed an IND (Investigational New Drug) application for SP-6310 in the treatment of HIV-infected patients with abnormal cortisol levels.

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

Marketed Products

Samaritan has collaborative relationships with other pharmaceutical companies to commercialize branded approved prescription products in selected niche territories, such as, in Greece, Albania, Bosnia, Bulgaria, Croatia, Cyprus, Czech Republic, Egypt, FYROM, Hungary, Montenegro, Poland, Romania, Serbia, Slovakia, Slovenia, Syria and Turkey. We use our expertise to register approved drugs with regulatory agencies in the country we have acquired the rights for; and then, upon regulatory approval, we distribute, market and sell these products. Currently, we have in-licensed the rights to sell specialty pharmaceutical products, Amphocil from Three Rivers Pharmaceuticals, Elaprase and Replagal from Shire Pharmaceuticals, Infasurf from Ony, Inc, Collatamp, Erwinase, Kidrolase, and the Rapydan pain patch from EUSA, Mepivamol, Methadone, Morphine Sulphate, Naloxone, Naltrexone, Oramorph and Pethidine from Molteni Farmaceutici and Abioklad from Abiogen Pharma. Our efforts are focused on specialist physicians in private practice or at hospitals and major medical centers in our territories. Below is a description of our in-licensed products.

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

Currently, Samaritan is marketing AMPHOCIL(R) in Greece.

COLLATAMP(R)

COLLATAMP(R) is a lyophilized collagen sponge impregnated with the aminoglycoside antibiotic gentamicin. Collatamp(R) is approved for the treatment and prevention of post-surgical infection.

On June 1, 2008, Samaritan signed an exclusive agreement with EUSA for the marketing and distribution of the product Collatamp(R) in Greece and Cyprus. Collatamp(R) is an approved FDA prescription product and is owned by EUSA Pharma and marketed by EUSA Pharma in the U.S.

Currently, Samaritan is marketing Collatamp(R) in Greece and has a pending marketing application with regulatory authorities in Cyprus to gain country marketing authorization drug approval.

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

Currently, Samaritan is marketing Erwinase® in Greece and has a pending marketing application with regulatory authorities in Cyprus to gain country marketing authorization drug approval.

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

Currently, Samaritan is currently marketing Rapydan(R) in Greece. The Company has a pending marketing application with regulatory authorities in Cyprus to gain country marketing authorization drug approval.

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

Currently, Samaritan is marketing Replagal(R) in Greece.

Sales and Marketing

We in-license products that focus on targeting healthcare providers, managed healthcare organizations, specialty distribution companies, government purchasers, and payers.

Product Candidates

A significant portion of our operating expenses are related to the research and development of investigational-stage product candidates. Research and development expenses for the quarters ended June 30, 2008 and 2007 were $245,494 and $554,113 respectively.

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

On May 6, 2008, Samaritan Pharmaceuticals, Inc. announced it had received notification that the patent application "Neuroprotective Spirostenol Pharmaceutical Compositions" for Caprospinol has been allowed by the Australian Patent Office.

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

Based on the study results, Samaritan collaborative scientists believe that the SP-1000 peptide could have the following pharmacological activities:

o SP-1000 peptide will not interfere with cholesterol metabolism and disposition;

o SP-1000 peptide will increase HDL while decreasing serum free cholesterol and total bile cholesterol ;

o SP-1000 peptide will be effective in removing atheromas and preventing plaque formation;

o SP-1000 peptide will protect against high cholesterol-induced neurological, cardiac and muscular suffering, and gross liver morphology.

Taken together, these data on classic animal models of familial and dietary hypercholesterolemia show that SP-1000 is an interesting new and novel lipid lowering drug with a strong patent position that represents a competitive advantage over currently available therapeutic options.

Currently, the Company is seeking a partnership to further develop SP-1000.

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

On May 20, 2008, Samaritan announced that it was awarded US patent No: US 7,354,906 B2, entitled "Composition of Anti-HIV drugs and Anti-Cortisol compounds and Methods for Decreasing the Side Effects of Anti-HIV drugs in Humans" by the Director of the United States Patent and Trademark Office.

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

Currently, the Company is seeking a partnership to further develop SP-6300.

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

On March 10, 2008, Samaritan signed an amendment to the above agreement with EUSA for the marketing and distribution of the products ERWINASE(R) and KIDROLASE(R) in Greece and Cyprus. Erwinase(R) and Kidrolase(R) are approved FDA prescription products and are owned by EUSA Pharma and marketed by EUSA Pharma in the U.S.

On June 1, 2008, Samaritan signed an amendment to the above agreement with EUSA for the marketing and distribution of the products COLLATAMP(R) in Greece and Cyprus. Collatamp(R) is an approved FDA prescription product owned by EUSA Pharma and marketed by EUSA Pharma in the U.S.

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

Results of Operations

Results of Operations For The Three (3) Months Ended June 30, 2008 As Compared To The Three (3) Months Ended June 30, 2007.

During the quarter ended June 30, 2008, revenues increased by 205% to $1,246,553 from $408,811 for the quarter ended June 30, 2007. This increase is due to the increase in marketed products. Currently, Samaritan sells Amphocil, Collatamp, Elaprase, Erwinase, Morphine, Rapydan and Replagal in Greece.

During the quarter ended June 30, 2008, cost of goods sold for pharmaceutical sales increased to $738,677 from $287,835 for the quarter ended June 30, 2008. Cost of goods sold was attributed to the sales of Amphocil, Collatamp, Elaprase, Erwinase, Morphine, Rapydan and Replagal in Greece.

We incurred research and development expenses of $245,494 for the quarter ended June 30, 2008, as compared to of $554,113 for the quarter ended June 30, 2007. This decrease of $308,619, or fifty-six percent (56%), was primarily attributable to a temporary reduction in research expenditures during the current quarter. We expect that research and development expenditures relating to drug discovery and development will increase in 2008 and into subsequent years due to FDA clinical trials which include the continuation and expansion of clinical trials (i) our Alzheimer's drug program, (ii) the initiation of trials for other potential indications and (iii) additional study expenditures for potential pharmaceutical candidates. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of preclinical testing and clinical trial-related activities.

General and administrative expenses decreased to $693,242 for the quarter ended June 30, 2008, as compared to $759,978 for the quarter ended June 30, 2007. This decrease of $66,736 or nine percent (9%) was primarily attributable to the decrease in administrative support.

Depreciation and amortization amounted to $40,179 for the quarter ended June 30, 2008, as compared to $46,453 for the quarter ended June 30, 2007. This decrease of $6,274 or fourteen percent (14%) was primarily attributable to a decline in depreciation of fixed assets.

Net interest expense amounted to $26,482 and ($7,595) for the quarters ended June 30, 2008 and 2007, respectively. As of June 30, 2008, the Company had borrowed from related parties an aggregate of $429,500. Under the terms of the Notes issued by the Company to the lender, the Company pays interest to the lender at a rate of 16% per annum.

Other comprehensive income (loss) is comprised of two components. The Company invests in marketable securities to earn a return on cash not needed in the short-term. Temporary, unrealized gains and losses are recorded to reflect changes in the market value of the temporary investments as they occur. There were no marketable securities owned for the three-month periods ended June 30, 2008 and 2007. The other component of comprehensive income is due to the payment in foreign currency of operations that occur in Canada, Ireland and Greece. The amount of the gain or loss is a function of the relative strength of the American dollar to the Euro. For the quarter ending June 30, 2008, the foreign currency translation gain was $64,679.

We had a net loss of ($856,096) for the quarter ended June 30, 2008, as compared to a net loss of ($1,231,973) for the quarter ended June 30, 2007, a decrease of 375,877. The loss per share for the period ended June 30, 2008 was ($0.03), as compared to earnings per share of ($0.05) for the period ended June 30, 2007.

Results of Operations For The Results of Operations For The Six (6) Months Ending June 30, 2008 As Compared To The Six (6) Months Ending June 30, 2007.

During the six months ended June 30, 2008 and 2007, revenues decreased to $1,807,528 from $3,110,553. During the first quarter of 2007, Samaritan recognized revenue of $2,701,742 from the Pharmaplaz Agreement. During the six months ended June 30, 2008, Samaritan’s pharmaceutical sales were $1,807,528, as compared to pharmaceutical sales of $408,811 for the six months ended June 30, 2007, an increase of 1,398,717, or 342%. Currently, Samaritan sells Amphocil, Collatamp, Elaprase, Erwinase, Morphine, Rapydan and Replagal in Greece.

During the six months ended June 30, 2008 and 2007, cost of goods sold for pharmaceutical sales increased to $1,136,376 from $287,835. During the six months ended June 30, 2008, cost of goods sold was attributed to the sales of Amphocil, Collatamp, Elaprase, Erwinase, Morphine, Rapydan and Replagal in Greece.

We incurred research and development expenses of $630,764 for the six months ended June 30, 2008, as compared to of $971,636 for the six months ended June 30, 2007. This decrease of $340,872, or thirty-five percent (35%), was primarily attributable to a temporary reduction in research expenditures during the current quarter. We expect that research and development expenditures relating to drug discovery and development will increase in 2008 and into subsequent years due to FDA clinical trials which include the continuation and expansion of clinical trials (i) our Alzheimer's drug program, (ii) the initiation of trials for other potential indications and (iii) additional study expenditures for potential pharmaceutical candidates. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of preclinical testing and clinical trial-related activities.

General and administrative expenses increased to $1,572,521 for the six months ended June 30, 2008, as compared to $1,427,389 for the six months ended June 30, 2007. This increase of $145,132 or ten percent (10%) was primarily attributable to increases in compensation and hiring of new employees for our sales force in Eastern Europe.

Depreciation and amortization amounted to $79,190 for the six months ended June 30, 2008, as compared to $90,089 for the six months ended June 30, 2007. This decrease of $10,899 or twelve percent (12%) was primarily attributable to a decline in depreciation of fixed assets.

Net interest expense amounted to $34,069 and ($15,049) for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, the Company had borrowed from related parties an aggregate of $429,500. Under the terms of the Notes issued by the Company to the lender, the Company pays interest to the lender at a rate of 16% per annum.

Other comprehensive income (loss) is comprised of two components. The Company invests in marketable securities to earn a return on cash not needed in the short-term. Temporary, unrealized gains and losses are recorded to reflect changes in the market value of the temporary investments as they occur. There were no marketable securities owned for the six-month periods ended June 30, 2008 and 2007. The other component of comprehensive income is due to the payment in foreign currency of operations that occur in Canada, Ireland and Greece. The amount of the gain or loss is a function of the relative strength of the American dollar to the Euro. For the six months ending June 30, 2008, the foreign currency translation gain was $114,427.

We had a net loss of ($2,060,563) for the six months ended June 30, 2008, as compared to a net income of $348,653 for the six months ended June 30, 2007. The loss per share for the period ended June 30, 2008 was ($0.07), as compared to earnings per share of $0.01 for the six months ended June 30, 2007.

Cash used in operating activities during the six (6) period ending June 30, 2008 was ($197,899), as compared to $(1,134,669) for the six (6) month period ending June 30, 2007, a decrease of $936,770, or eighty-three percent (83%). This decrease is primarily attributable to an increase in accrued expenses and accounts payable that offset the loss from operations and increase in receivables.

Cash used in investing activities during the six (6) period ending June 30, 2008 was ($148,730), as compared to $(262,495) for the six (6) month period ending June 30, 2007, a decrease of $113,765, or forty-three percent (43%). This decrease is primarily attributable to a decrease in patent registration costs.

Cash provided by financing activities was $149,500 for the six (6) month period ending June 30, 2008, as compared to was $1,048,748 for the six (6) month period ending June 30, 2007, a decrease of $899,248, or eighty-six percent (86%). This decrease is primarily from the Company deciding to close the Registration Statement (Commission Registration No. 07556090) and not registering additional shares of Common Stock under the Purchase Agreement II with Fusion Capital.

Liquidity and Capital Resources

Current assets as of June 30, 2008 were $3,947,960 as compared to $2,232,040 as of December 31, 2007. This increase of $1,715,920, or seventy-seven percent (77%), is primarily attributable to the overseas product accounts receivable. Current liabilities as of June 30, 2008 were $5,863,709 as compared to $2,526,211 as of December 31, 2007, an increase of $3,337,498 or one hundred thirty-two percent (132%). Such increase is the result of accounts payable relating to the overseas product sales and research, and loans made to the Company.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has generated minimal revenues and at June 30, 2008, the Company had an accumulated deficit of $46,395,703. For the quarters ended June 30, 2008 and 2007, the Company incurred net losses of ($856,096) and ($1,231,973), respectively and used cash flows from operations of ($197,899) and ($1,134,669), respectively. Our current resources are insufficient to fund all of our planned development and commercialization efforts. As of June 30, 2008, we have a working capital deficiency of approximately (1,915,749). These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in note 3. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Currently, we have out-licensed our SP-01A and in-licensed the rights to sell specialty pharmaceutical products, Amphocil from Three Rivers Pharmaceuticals, Elaprase and Replagal from Shire Pharmaceuticals, Infasurf from Ony, Inc, Mepivamol, Methadone, Morphine Sulphate, Naloxone, Naltrexone, Oramorph, and Pethidine from Molteni Pharmaceuticals, Collatamp, Erwinase, Kidrolase, and Rapydan from EUSA Pharma and Abioklad from Abiogen Pharma. We intend to continue to explore avenues to obtain additional capital through private placements, if we are unable to obtain additional financing, we might be required to delay, scale back or eliminate selected research and product development programs or clinical trials, or be required to license third parties to commercialize products or technologies that we would otherwise undertake ourselves. Any of these options might have a material adverse effect upon the Company. If we raise additional funds by issuing equity securities, dilution to stockholders may result, and new investors could have rights superior to existing holders of shares. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would have a material adverse effect on our business, operating results, financial condition and prospects.

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for each of the years in the three-month periods ending June 30, 2008 and 2007:

	June 30, 2008	June 30, 2007

Cash provided by (used in):
Operating activities	$(197,899)	$(1,134,669)
Investing activities	$(148,730)	$(262,495)
Financing activities	$149,500	$1,048,748

As of June 30, 2008, the Company's cash position was $90,442. We are continuing efforts to raise additional capital and to execute our research and development plans. Even if we are successful in raising sufficient money to carry out these plans, additional clinical development is necessary to bring our products to market, which will require a significant amount of additional capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in trading market-risk sensitive instruments and do not purchase hedging instruments or other than trading instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. As of June 30, 2008, the Company had borrowed from related parties an aggregate of $429,500 (the "Notes"). Proceeds from each of the loans funded the Company's continuing operating expenses, ongoing expenses, legal and accounting fees, as well as for working capital and other contingencies. Under the terms of the Notes issued by the Company to the lender, the Company will: (i) pay interest to the lender at a rate of 16% per annum and ii) 100% warrant coverage. The principal and interest due on the Notes are due on demand. The Notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party or from the cash flow from the Company's operations. The Board of Directors approved that the prior year 2007 notes of $300,000, which paid interest to the lender at a rate of prime rate plus 4% per annum, be changed to match the terms of notes issued during the first quarter of 2008. The Notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party or from the cash flow from the Company's operations. We have not entered into any forward or future contracts, and have purchased no options and entered into no swaps. We have no credit lines or other borrowing facilities, and do not view ourselves as subject to interest rate fluctuation risk at the present time.

ITEM 4(T). CONTROLS AND PROCEDURES

Evaluation of Disclosures, Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of the date of this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of 2008, which was identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS ASSOCIATED WITH OUR BUSINESS

We Have A Limited Operating History With Significant Losses And Expect Losses To Continue In The Near Future

We have yet to establish any history of profitable operations. At June 30, 2008, the Company had an accumulated deficit of $46,395,703. For the six-month period ended June 30, 2008 and 2007, the Company incurred a net loss of ($2,060,563) and net income of $348,653, respectively and used cash flows from operations of ($197,899) and $(1,134,669), respectively. We also have a working capital deficiency of approximately (1,915,749). To date, our revenues have not been sufficient to sustain our operations. Our profitability will require the successful commercialization of several drugs for our territories in Eastern Europe as well as the out-licensing of our internal development programs in Alzheimer's, cancer, cardiovascular disease, and infectious diseases. Currently, the Company has in-licensed specialty pharmaceutical products to be marketed and distributed in our Eastern Europe territories. No assurances can be given when this will occur or when we will become profitable. We expect losses to continue for the near future, and such losses will likely increase as human clinical trials are undertaken in the United States. Future profitability will be dependent upon our ability to complete the development of our pharmaceutical products, obtain necessary regulatory approvals and effectively market such products. In addition, future profitability will require the Company to establish agreements with other parties for clinical testing, manufacturing, commercialization, and sale of our products.

We Will Need Additional Capital In The Future, But Our Access To Such Capital Is Uncertain.

Our current resources are insufficient to fund all of our planned development and commercialization efforts. As of June 30, 2008, we have a working capital deficiency of (1,915,749) and we had cash, and cash equivalents, of approximately $90,442. At our current level of expenditures and profits from our sales in Eastern Europe, we believe that our cash resources may not adequate to meet our requirements into 2009. Our capital needs will depend on many factors, including our research and development activities, the scope and timing of our clinical trial programs, the timing of regulatory approval for our products under development and the successful commercialization of our products. Our needs may also depend on the magnitude and scope of these activities, the progress and the level of success in our clinical trials, the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of collaboration and existing licensing arrangements, the establishment of new collaboration and licensing arrangements and the cost of manufacturing scale-up and development of marketing activities, if undertaken by us. We do not have committed external sources of funding. If adequate funds are not available, we may be required to:

  delay, reduce the scope of, or eliminate one or more of our research and development programs;

  obtain funds through arrangements with collaboration partners or others that may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to retain in order to develop or commercialize them ourselves;

  license rights to technologies, product candidates or products on terms that are less favorable to us than might otherwise be available; or

  curtail all business operations.

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

Changes In The Credit Market Or The Financial Position Of The Providers Of Our Credit Facilities May Impact Our Ability To Borrow Money Or Our Interest Expense.

We may rely on credit facilities or factoring agreements to provide working capital to support the operations of business. Commercial banks and lenders have faced challenges recently related to nonperforming loans, including principally subprime based real estate loans. The impact of losses in the subprime mortgage industry has broadly affected the availability of commercial loans. We regularly evaluate alternative financing sources; however we have no other agreements or arrangement in place at this time. Further changes in the commercial credit market or in the financial stability of our creditors may impact the ability of our creditors to provide additional financing. In addition, the financial condition of our credit facility providers, which is beyond our control, may adversely change. Any decrease in our access to borrowings under our credit facilities, tightening of lending standards and other changes to our sources of liquidity could adversely impact our ability to obtain the financing we need to continue operating the business in our current manner or impact our cost of capital.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has generated minimal revenues and at June 30, 2008, the Company had an accumulated deficit of $46,395,703. For the six-month periods ended June 30, 2008 and 2007, the Company incurred a net loss of ($2,060,563) and net income of $348,653, respectively and used cash flows from operations of ($197,899) and ($1,134,669), respectively. In addition, as of June 30, 2008, we have a working capital deficiency of approximately (1,915,749). These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in note 3. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

We will continue to have significant general and administrative expenses, including expenses related to clinical studies, our research collaboration with universities and patent registration costs. We will require substantial additional funds to sustain our operations and to grow our business. The amount will depend, among other things, on (a) the rate of progress and cost of our research and product development programs and clinical trial activities; (b) the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights; and (c) the cost of developing manufacturing and marketing capabilities, if we decide to undertake those activities. The clinical development of a therapeutic product is a very expensive and lengthy process, which may be expected to utilize $5 to $20 million over a three (3) to six (6) year development cycle. We will also need to obtain additional funds to develop our therapeutic products and our future access to capital is uncertain. The allocation of limited resources is an ongoing issue for us as we move from research activities into the more costly clinical investigations required to bring therapeutic products to market. We also expect to continue to generate revenues from our marketed products and our commercialization business model has changed from a development model to a licensing and development model. For more information on the change in business model, please see "Commercialization Business Model" section.

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

If We Are Unable To Protect Our Intellectual Property, We May Not Be Able To Operate Our Business Profitably

Our success will depend to a significant degree on our ability to secure and protect intellectual property rights and to enforce patent and trademark protections relating to our technology which we license. From time to time, litigation may be advisable to protect our intellectual property position. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Any litigation in this regard could be costly, and it is possible that we will not have sufficient resources to fully pursue litigation or to protect our intellectual property rights. It could result in the rejection or invalidation of our existing and future patents. Any adverse outcome in litigation relating to the validity of our patents, or any failure to pursue litigation or otherwise to protect our patent position, could force us to curtail or cease our business operations. Also, even if we prevail in litigation, the litigation would be costly in terms of management distraction as well as in terms of money. In addition, confidentiality agreements with our employees, consultants, customers, and key vendors may not prevent the unauthorized disclosure or use of our intellectual property. It is possible that these agreements could be breached or that they might not be enforceable in every instance, and that we might not have adequate remedies for any such breach. Enforcement of these agreements may be costly and time consuming. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. As of the date of this quarterly filing, Samaritan Pharmaceuticals payments to our patent attorneys are in arrears, which may result in the loss of intellectual property protection.

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

We Maintain No General Liability Insurance Policy

Our business exposes us to potential product liability claims that are inherent in the testing, production, marketing, and sale of pharmaceuticals products. We maintain no commercial general liability policy and do not maintain insurance in amounts or scope sufficient to provide us with adequate coverage. A claim would have to be paid out of cash reserves, which could have a material adverse effect on our business, financial condition, results of operations and cash flows and force us to curtail or cease our business operations. In addition, any product liability claim likely would harm our reputation in the industry and our ability to develop and market products in the future.

Insurance Coverage Is Increasingly More Difficult To Obtain or Maintain

Obtaining insurance for our business, property and products is increasingly more costly and narrower in scope, and requires the Compnay to assume more risk in the future. If we are subject to third party claims or suffer a loss or damage, we will be required to bear that risk. Furthermore, any first-or-third-party claims made against the Company may impact our ability to obtain or maintain insurance coverage at reasonable costs or at all in the future.

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

We Are Dependent On Third Parties For A Significant Portion Of Our Bulk Supply And The Formulation, Fill And Finish Of Our Products.

We depend on third parties for a significant portion of our products' bulk supply as well as for some of the formulation, fill and finish of products that we manufacture. Our third-party contract manufacturer of products' bulk drug; accordingly, our supply of products are currently significantly dependent on third parties’ production schedule for products. We would be unable to produce products in sufficient quantities to substantially offset shortages in third parties’ scheduled production if our third-party contract manufacturers used for the formulation, fill and finish of products’ bulk drug were to cease or interrupt production or services or otherwise fail to supply materials, products or services to us for any reason, including due to labor shortages or disputes, regulatory requirements or action or contamination of product lots or product recalls. We cannot guarantee that an alternative third-party contract manufacturer would be available on a timely basis or at all.

This in turn could materially reduce our ability to satisfy demand for products, which could materially and adversely affect our operating results. As of the date of this quarterly filing, Samaritan Pharmaceuticals payments to third parties are in arrears, which may permit our collaborators to terminate their agreements. The termination of any agreement could force the Company to curtail growth in our business operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following discussion sets forth securities sold by the Company in the three-month period ending June 30, 2008. These securities were shares of Common Stock of the Company. They were sold for cash and, unless otherwise noted, sold in private transactions to persons believed to be of a class of accredited investors not affiliated with the Company unless otherwise noted and purchasing the shares with investment intent, and the Company relied upon, among other possible exemptions, Section 4(2) of the Securities Act of 1933, as amended. The Company's reliance on said exemption was based upon the fact no public solicitation was used by the Company in the offer or sale, and the securities were legend shares, along with a notation at the respective transfer agent, restricting the shares from sale or transfer as is customary with reference to Rule 144 of the SEC.

During the quarter ended June 30, 2008, the Company exchanged 20,000 shares of Common Stock for $5,000. The Company had no exercise of stock options during the quarter. The Company also issued an aggregate of 207,121 shares of Common Stock in consideration of services rendered or to be rendered to the Company. Such shares were valued at an aggregate of $204,616 ranging from $0.25 - $0.50 per share, representing the fair value of the shares issued.

Issuer Purchase of Equity Securities

We did not make any purchases of our Common Stock during the three months ended June 30, 2008.

Holders

As of August 18, 2008, there were approximately 932 holders of record of our Common Stock. This number was determined from records maintained by our transfer agent and does not include beneficial owners of our securities whose securities are held in the names of various dealers and/or clearing agencies.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders for the quarter ended June 30, 2008.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Listed below are all exhibits filed as part of this Quarterly Report on Form 10-Q. Some exhibits are filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

EXHIBIT NO.	DESCRIPTION	LOCATION
3.1	Articles of Incorporation, restated as last	Incorporated by reference to Exhibit 3.1 to the
	amended November 1, 2007	Company's Current Quarterly Report on Form 10-Q as
filed with the U.S. Securities and Exchange
Commission on November 19, 2007.

3.2	Bylaws, restated as last amended March 20,	Incorporated by reference to Exhibit 3.2 to the
	2008	Company's Form 10-K as filed with the U.S.
Securities and Exchange Commission on April 14,
2008.

4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to the
Company's Current Report Form 10-SB12G as filed
with the U.S. Securities and Exchange Commission on
July 21, 1999.

4.2	Amended Samaritan Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 4.2 to the
	2001 Stock Option Plan	Company's Quarterly Report on Form 10-QSB as filed
with the U.S. Securities and Exchange Commission on
August 16, 2004.

4.3	Samaritan Pharmaceuticals, Inc. 2005 Stock	Incorporated by reference to Schedule 14-A
	Option Plan	Information Statement as filed with the U.S. Securities
and Exchange Commission on April 29, 2005 and
approved by the shareholders on June 10, 2005.

10.1	Research, Development and	Incorporated by reference to Exhibit 10.1 to the
	Commercialization Collaboration Agreement	Company's Form 10-K as filed with the U.S.
	for SP-01A dated March 28, 2007 by and	Securities and Exchange Commission on April 13,
	between Pharmaplaz and the Company.	2007.

10.2	Common Stock Purchase Agreement	Incorporated by reference to Exhibit 10.1 to the
	(Purchase Agreement I), dated April 22, 2003,	Company's Current Report on Form 8-K as filed with
	by and between the Company and Fusion	the U.S. Securities and Exchange Commission on
	Capital Fund II, LLC	April 25, 2003.

10.3	Registration Rights Agreement, dated April	Incorporated by reference to Exhibit 10.2 to the
	22, 2003, by and between the Company and	Company's Current Report on Form 8-K as filed with
	Fusion Capital Fund II, LLC	the U.S. Securities and Exchange Commission on
April 25, 2003.

10.4	Employment Agreement, dated as of January	Incorporated by reference to Exhibit 10.6 to the
	1, 2001, by and between Samaritan	Company's Quarterly Report on Form 10-QSB as filed
	Pharmaceuticals, Inc. and Mr. Thomas Lang.	with the U.S. Securities and Exchange Commission on
August 16, 2004.

10.5	Form of Trust Under Samaritan	Incorporated by reference to Exhibit 10.10 to the
	Pharmaceuticals, Inc. Deferred Compensation	Company's Quarterly Report on Form 10-QSB as filed
	Plan	with the U.S. Securities and Exchange Commission on
August 14, 2002.

10.6	Master Clinical Trial and Full Scale	Incorporated by reference to Exhibit 10.10 to the
	Manufacturing Agreement, dated October 5,	Company's Quarterly Report on Form 10-QSB as filed
	2004, by and between the Company and	with the U.S. Securities and Exchange Commission on
	Pharmaplaz, LTD	November 15, 2004.

10.7	Common Stock Purchase Agreement	Incorporated by reference to Exhibit 10.11 to the
	(Purchase Agreement II), dated May 12, 2005,	Company's Quarterly Report on Form 10-QSB as filed
	by and between the Company and Fusion	with the U.S. Securities and Exchange Commission on
	Capital Fund II, LLC	May 13, 2005.

10.8	Amendment to Common Stock Purchase	Incorporated by reference to Exhibit 10.12 to the
	Agreement, dated December 19, 2005, by and	Company's Registration Statement on Form SB-2 as
	between the Company and Fusion Capital	filed with the U.S. Securities and Exchange
	Fund II, LLC	Commission on December 15, 2005.

10.9	Registration Rights Agreement, dated May 12,	Incorporated by reference to Exhibit 10.12 to the
	2005, by and between the Company and	Company's Quarterly Report on Form 10-QSB as filed
	Fusion Capital Fund II, LLC	with the U.S. Securities and Exchange Commission on
May 13, 2005.

10.10	Norbrook Supply Agreement	Incorporated by reference to Exhibit 1 to the
Company's Current Report on Form 8-K as filed with
the U.S. Securities and Exchange Commission on
September 27, 2005.

10.11	Research Collaboration and Licensing	Incorporated by reference to Exhibit 10.10 to the
	Agreement, dated June 8, 2001, by and	Company's Registration Statement on Form SB-2 as
	between Georgetown University and	filed with the U.S. Securities and Exchange
	Samaritan Pharmaceuticals, Inc.	Commission on July 30, 2003.

10.12	Change in Control Severance Plan for Certain	Incorporated by reference to Exhibit 10.16 to the
	Covered Executives and Employees of	Company's Quarterly Report on Form 10-Q as filed
	Samaritan Pharmaceuticals, Inc.	with the U.S. Securities and Exchange Commission on
August 14, 2006.

10.13	Samaritan Pharmaceuticals, Inc.'s	Incorporated by reference to Exhibit 10.17 to the
	Director/Officer's Indemnification Agreement	Company's Quarterly Report on Form 10-Q as filed
with the U.S. Securities and Exchange Commission on
August 14, 2006.

10.14	Stock Purchase Agreement among Samaritan	Incorporated by reference to Exhibit 10.18 to the
	Pharmaceuticals, Metastatin Pharmaceuticals,	Company's Quarterly Report on Form 10-Q as filed
	and the shareholders of Metastatin	with the U.S. Securities and Exchange Commission on
	Pharmaceuticals.	November 14, 2006.

10.15	Samaritan Pharmaceuticals, Inc.’s In-	Incorporated by reference to Exhibit 10.15 to the
	Licensing Agreement with Three Rivers	Company's Form 10-Q as filed with the U.S.
	Pharmaceuticals.	Securities and Exchange Commission on May 21,
2007.

10.16	Samaritan Pharmaceuticals, Inc.’s In-	Incorporated by reference to Exhibit 10.16 to the
	Licensing Agreement with Molteni	Company's Form 10-Q as filed with the U.S.
	Pharmaceuticals.	Securities and Exchange Commission on May 21,
2007.

10.17	Pharmaplaz Research, Development and	Incorporated by reference to Exhibit 10.17 to the
	Commercialization Collaboration Agreement	Company's Quarterly Report on Form 8-K as filed
with SEC on March 28, 2007.

10.18	Pharmaplaz Research, Development and	Incorporated by reference to Exhibit 10.18 to the
	Commercialization Collaboration Agreement	Company's Quarterly Report on Form 10-Q as filed
	Supplement	with the U.S. Securities and Exchange Commission
on May 21, 2007.

10.19	Research Collaboration and Licensing	Incorporated by reference to Exhibit 99.2 to the
	Agreement by and between The Research	Company’s Current Report on Form 8-K as filed with
	Centre at McGill University, Samaritan	the U.S. Securities and Exchange Commission on
	Therapeutics, Inc., and Samaritan Pharmaceuticals Inc.	July 25, 2007.

10.20	Cooperative Lock Up Agreement between	Incorporated by reference to Exhibit 99.2 to the
	Samaritan Pharmaceuticals, inc. and Doug	Company’s Current Report on Form 8-K as filed with
	Bessert and KD1, Inc.	the U.S. Securities and Exchange Commission on
June 12, 2007.

10.21	Samaritan Pharmaceuticals, Inc.’s In-	Incorporated by reference to Exhibit 10.21 to the
	Licensing Agreement with EUSA Pharma	Company's Form 10-K as filed with the U.S.
Securities and Exchange Commission on April 14,
2008

10.22	Samaritan Pharmaceuticals, Inc.’s In-	Incorporated by reference to Exhibit 10.22 to the
	Licensing Agreement with Abiogen Pharma	Company's Form 10-K as filed with the U.S.
Securities and Exchange Commission on April 14,
2008

10.23	Samaritan Pharmaceuticals, Inc.’s In-	Incorporated by reference to Exhibit 10.23 to the
	Licensing Agreement with Siraeo, Ltd	Company's Form 10-K as filed with the U.S.
Securities and Exchange Commission on April 14,
2008

14.1	The Samaritan Pharmaceuticals, Inc. Code of	Incorporated by reference to Exhibit 14.1 to the
	Conduct	Company's Form 10-KSB as filed with the U.S.
Securities and Exchange Commission on April 15,
2003

21	List of Subsidiaries	Incorporated by reference to Exhibit 21 to the
Company's Quarterly Report on Form 10-QSB as filed
with the U.S. Securities and Exchange Commission on
August 15, 2005.

23.1	Consent of Independent Registered Public	Incorporated by reference to Exhibit 23.1 to the
	Accounting Firm	Company's Registration Statement on Form SB-2 as
filed with the U.S. Securities and Exchange
Commission on December 15, 2005.

31.1	Certification of Chief Executive Officer re:	Provided herewith
Section 302

31.2	Certification of Chief Financial Officer re:	Provided herewith
Section 302

32.1	Certification of Chief Executive Officer re:	Provided herewith
Section 906

32.2	Certification of Chief Financial Officer re:	Provided herewith
Section 906

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMARITAN PHARMACEUTICALS, INC,

Dated: August 18, 2008

By: /s/ Eugene Boyle --------------------------------- Eugene Boyle, Principal Financial Officer Duly Authorized Officer