Form 10-Q
period 2008-09-30
SAMARITAN PHARMACEUTICALS INC
filed 2008-11-19
CIK 1057377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

 [x] Quarterly Report Pursuant To SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For The Quarterly Period Ended September 30, 2008

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to____

Commission File Number 001-32287

Samaritan Pharmaceuticals, Inc.
(Exact name of registrant as specified in charter)

Nevada	88-0431538
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes [  ]  No [x]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [x] No [  ]

The number of shares of common stock issued and outstanding as of November 18, 2008 was 32,715,265.

SAMARITAN PHARMACEUTICALS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

SAMARITAN PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2008	December 31, 2007
CURRENT ASSETS:	(Unaudited)	(Audited)
Cash and cash equivalents	$169,781	$287,571
Inventory, pharmaceutical product	532,688	56,358
Receivable from license collaboration	254,690	311,286
Receivable from overseas product sales	3,197,812	827,115
Note receivable, net of allowance for doubtful accounts	-	250,000
Interest receivable, net of allowance for doubtful accounts	-	101,096
Refundable tax credit	589,845	250,000
Prepaid expenses	140,889	148,614
TOTAL CURRENT ASSETS	4,885,705	2,232,040

PROPERTY AND EQUIPMENT	26,570	55,919

OTHER ASSETS:
Patent registration costs	1,492,557	1,411,383
Purchased technology rights	288,212	226,628
Deposits	-	2,779
TOTAL OTHER ASSETS	1,780,769	1,640,790

	$6,693,044	$3,928,749

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$4,300,622	$1,041,922
Accrued expenses and other current liabilities	2,381,404	1,184,289
Loans from officers/shareholders	485,500	300,000
TOTAL CURRENT LIABILITIES	7,167,526	2,526,211

SHAREHOLDERS' EQUITY (DEFICIT):
Preferred stock, 5,000,000 shares authorized at $.001
par value, none issued and outstanding	-	-
Common stock, 250,000,000 shares authorized at $.001
par value, 32,715,266 and 30,494,816
issued at September 30, 2008 and December 31, 2007	32,715	30,495
Additional paid-in capital	46,732,287	45,896,906
Treasury stock	(250,248)	(250,248)
Accumulated other comprehensive income	21,310	60,525
Accumulated deficit after development stage	(2,675,406)	-
Accumulated deficit during development stage	(44,335,140)	(44,335,140)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(474,482)	1,402,538

	$6,693,044	$3,928,749

See accompanying notes to the consolidated financial statements (unaudited)

SAMARITAN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME

	For the Nine Months		For the Three Months
	September 30		September 30
	2008	2007	2008	2007
	Unaudited	Unaudited	Unaudited	Unaudited
REVENUES:

Pharmaceutical sales	$2,952,399	$477,585	$1,144,871	$68,773
Licensing rights	-	3,451,742	-	750,000
	2,952,399	3,929,327	1,144,871	818,773

EXPENSES:

Cost of goods sold (pharmaceutical sales)	1,634,467	357,538	498,091	20,101
Research and development	1,224,191	1,125,871	593,427	154,234
Interest, net	51,397	(15,536)	17,328	(487)
General and administrative	2,183,045	2,044,699	610,524	666,922
Depreciation and amortization	119,534	138,063	40,344	47,974
Collateral reserve adjustment	415,171	-	-	-
Other income (loss)	-	62,677	-	62,677
	5,627,805	3,713,312	1,759,714	951,421

NET INCOME (LOSS)	(2,675,406)	216,015	(614,843)	(132,648)

Other Comprehensive Income (Loss):
Unrealized gain on marketable securities	-	-	-	-
Foreign translation adjustment	(39,215)	8,609	(153,642)	21,154

Total Comprehensive Income (Loss)	$(2,714,621)	$224,624	$(768,485)	$(111,494)

Net Loss (earnings) per share
Basic	$(0.09)	$0.01	$(0.02)	$(0.00)

Diluted	(0.09)	$0.01	$(0.02)	$(0.00)

Weighted average number of shares outstanding:

Basic	31,214,803	26,959,497	32,133,442	27,711,255

Diluted	31,214,803	26,959,497	32,133,442	27,711,255

See accompanying notes to the consolidated financial statements (unaudited)

SAMARITAN PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2008	2007
	(Unaudited)	(Unaudited)

Net income (loss)	$(2,675,406)	$216,015
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	119,534	138,063
Stock based compensation	440,094	-
Stock options issued for services	327,507	56,269
Foreign currency gain(loss)	(39,215)	8,609
Other income	-	62,677
(Increase) decrease in assets:
Inventory	(476,330)	(95,912)
Accounts receivable	(2,314,101)	(2,501,798)
Refundable tax credit	(339,845)	-
Interest receivable and prepaids	7,725	(174,638)
Note receivable and accrued interest reserved	351,096	-
Deposits	2,779	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	4,442,198	1,026,124

NET CASH USED IN OPERATING ACTIVITIES	(153,964)	(1,264,591)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of technology rights	(15,379)	-
Purchase of furniture and equipment	-	(3,927)
Investment in joint venture	-	(252,339)
Patent registration costs	(153,947)	(338,191)

NET CASH USED IN INVESTING ACTIVITIES	(169,326)	(594,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issued for cash	20,000	-
Proceeds from equity financing	-	480,000
Common stock to be issued	-	568,748
Short-term loan proceeds	185,500	300,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	205,500	1,348,748

CHANGE IN CASH	(117,790)	(510,300)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	287,571	742,075

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$169,781	$231,775

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Options issued	$327,507	$-
Purchase of technology rights for accounts payable	$63,616	$-
Stock as compensation for services	$440,094	$-
Stock issued in cancellation of accounts payable	$50,000	$747,561

See accompanying notes to the consolidated financial statements (unaudited)

SAMARITAN PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007
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

The financial information presented as of and for the nine months ended September 30, 2008 ("Q3 2008") and as of and for the nine months ended September 30, 2007 ("Q3 2007") is unaudited. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to fairly present the Company's financial position of September 30, 2008, and the results of operations and cash flows for the nine (9) month period ending September 30, 2008 have been included. The results of operations for the nine (9) month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K as filed with the U.S. Securities and Exchange Commission on April 14, 2008 for the year ended December 31, 2007.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At September 30, 2008, the Company had an accumulated deficit of $47,010,546 and had a working capital deficiency of ($2,281,820). For the nine months ended September 30, 2008, the Company incurred net losses of ($2,675,406), and used cash flows from operations of ($153,964).

Management's plans with regard to these matters include the following:

1.	Obtaining additional capital through the sale of common stock to existing and new shareholders;
2.	Marketing of pharmaceutical products in Eastern Europe;
3.	Continue its efforts to attempt to collect payment due to the Company from Pharmaplaz;
4.	Continue its efforts to out-license the Company’s technologies.

Accordingly, management is of the opinion that aggressive marketing combined with additional capital will result in improved operations and cash flow for 2009 and beyond. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

Product Sales. Samaritan Pharmaceuticals sells Amphocil, Collatamp, Elaprase, Erwinase, Morphine, Rapydan, and Replagal in Greece. Product sales are recognized when delivery of the products has occurred, title has passed to the customer, the selling price is fixed or determinable, collectability is reasonably assured and the Company has no further obligations. The Company records allowances for product returns, rebates and wholesaler charge backs, wholesaler discounts, and prescription vouchers at the time of sale and reports product sales net of such allowances. The Company must make significant judgments in determining these allowances. We periodically evaluate the need to maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When making this evaluation, we made judgments about the creditworthiness of customers based on ongoing credit evaluations and the aging profile of customer accounts receivable and assess current economic trends that might impact the level of credit losses in the future. The products Amphocil, Collatamp, Elaprase, Erwinase, Morphine, Rapydan, and Replagal have not experienced significant credit losses; therefore we have no allowance for doubtful accounts as of September 30, 2008.

License Revenue. The Company's license revenues are generated through an agreement with a strategic partner. Nonrefundable, up-front license fees and milestone payments with standalone value that are not dependent on any future performance by us under the arrangements are recognized as revenue upon the earlier of when payments are received or collection is assured, but are deferred if we have continuing performance obligations. If we have continuing involvement through contractual obligations under such agreement, such up-front fees are deferred and recognized over the period for which we continue to have a performance obligation, unless all of the following criteria exist: (1) the delivered item(s) have standalone value to the customer, and (2) there is objective and reliable evidence of the fair value of the undelivered item(s). We also make estimates and judgments when determining whether the collectability of license fees receivable from licensees is reasonably assured. We assess the collectability of accrued license fees based on a number of factors and if it is determined that collection is not reasonably assured, the fee is recognized when collectability becomes reasonably assured, assuming all other revenue recognition criteria have been met.

On March 28, 2007, Samaritan and Pharmaplaz, a private Irish Healthcare company and a shareholder of Samaritan, signed an agreement (the "Pharmaplaz Agreement") to commercialize SP-01A. During the second quarter of 2008, the Company reserved a $3,451,742 note receivable to doubt about collection of the note.  As a result of Pharmaplaz's failure to timely pay the remaining balance, Pharmaplaz is not in compliance with the terms of the Pharmaplaz Agreement. Samaritan recognizes Pharmaplaz’s intention is to pay the remaining balance and its failure is due to an economic slowdown in Ireland. Samaritan will continue to work with Pharmaplaz to collect the past due remaining balance.

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

E.  Financing Arrangement

During the quarter ended September 30, 2008, Samaritan Pharmaceuticals Europe, and ABC Factors entered into a “Factoring Agreement”.  The factoring arrangements continue to provide Samaritan Pharmaceuticals Europe with a maximum credit facility of 400,000 euros.

Under the Factoring Agreement, Samaritan Pharmaceuticals Europe submits accounts receivable to be purchased by ABC Factors, and ABC Factors pays Samaritan Pharmaceuticals Europe up to 90% of the aggregate net face value of accounts receivable purchased, less applicable fees charged by ABC Factors and a reserve withheld by ABC Factors to serve as security in the event that ABC Factors receives less than full payment for accounts purchased due to returns, allowances, deductions, disputes or chargebacks. All accounts submitted for purchase must be approved by ABC Factors.  ABC Factors also charges Samaritan Pharmaceuticals Europe interest on amounts advanced to Samaritan Pharmaceuticals Europe under the Factoring Agreement at a rate of 2.00% above the prime rate of interest and ABC Factors receives a factoring administration fee equal to 0.7% of the gross invoice amount of each account submitted.

F. Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers that are customary for the local customs in the territory. The Company also invests its excess cash principally in marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and by policy, limits the amount of credit exposure at any one institution. These investments are generally not collateralized and primarily mature within one year. The Company has not realized any losses from such investments. At September 30, 2008, the Company had no excess cash invested in marketable securities. At September 30, 2008, the Company had approximately $169,781 in bank deposits, all of which was insured. The Company has not experienced any losses in such accounts through September 30, 2008.

The Company presently has activities in Europe and Canada. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company's investments.

G. Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets.

H. Intangibles

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

I. Earnings (loss) per share

The Company reports loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." In the calculation of loss per common share, the Company’s options outstanding as of the quarter ended September 30, 2008 and the quarter ended September 30, 2007 respectively, which have not been included, because the effect would be anti-dilutive, thereby decreasing the net loss per common share.

J. Use of Estimates

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

K. Income Taxes

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

L. Research and Development Costs

Research and development costs are expensed when incurred.

M. Investment in Joint Venture

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

As of September 30, 2008, Samaritan was a forty-five percent (45%) investor of the above mentioned company. The amount of monies to date is insufficient to permit the entity to finance its activities without further additional financial support and the characteristics of Samaritan’s investment have controlling financial interest attributes. This is considered to be a variable interest per the provisions of FIN 46(R), and therefore has been consolidated into the Company’s September 30, 2008 financial statements.

N. Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At September 30, 2008, the Company does not believe that any impairment has occurred.

O. Fair Value of Financial Instruments

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

P. Foreign Currency Translation

Assets and liabilities of subsidiaries operating in foreign countries are translated into U.S. dollars using both the exchange rate in effect at the balance sheet date of historical rate, as applicable. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in stockholders equity (Accumulated other comprehensive loss), while gains and losses resulting from foreign currency transactions are included in operations.  The Company had foreign exchange unrealized losses in the last forty-five (45) days due to the strengthening of the US dollar.

Q. Stock Based Compensation

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

R. Prepaid Expenses and Other Assets

Total prepaid expenses are $140,889 and $148,614 for the quarter ended September 30, 2008 and the year ended December 31, 2007, respectively; consist of payments made in preparation of a preclinical research project, consulting prepayments and other miscellaneous prepayments.

S. Notes Receivable

During the second quarter of 2008, the Company reserved a $250,000 note receivable and the accrued interest associated with it due to doubt about collection of the note.

T. Accrued Expenses and Other Current Liabilities

Accrued Expenses and Other Current Liabilities consist of the unpaid portion of payroll and employee benefits and interest accrued.

U. Loan Payable

As of September 30, 2008, the Company had borrowed from related parties an aggregate of $485,500 (the "Notes"), all of which was loaned by related parties as described in Note 9. Proceeds from each of the loans funded the Company's continuing operating expenses, ongoing expenses, legal and accounting fees, as well as for working capital and other contingencies. Under the terms of the Notes issued by the Company to the lender, the Company will: (i) pay interest to the lender at a rate of 16% per annum and ii) 100% warrant coverage. The principal and interest due on the Notes are due on demand. The Notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party or from the cash flow from the Company's operations. The Board of Directors approved that the prior year 2007 notes of $300,000, which paid interest to the lender at a rate of prime rate plus 4% per annum, be changed to match the terms of notes issued during the first quarter of 2008. The Notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party or from the cash flow from the Company's operations.

V. New Accounting Pronouncements

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

FASB 162 - The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles, or GAAP, for non-governmental entities. The Company is currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

NOTE 5 - SHAREHOLDERS' EQUITY (DEFICIT)

The Company has 250 million common shares authorized and a class of 5 million shares of preferred stock authorized. There were no outstanding preferred stock shares at September 30, 2008.

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

The following table summarizes the Company's stock options outstanding at June 30, 2008, and September 30, 2008:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value

Outstanding and exercisable at June 30, 2008	6,803,792	2.49	-0-
Granted	237,895	0.24	-0-
Exercised	-0-	-0-	-0-
Expired	-0-	-0-	-0-

Outstanding and exercisable at September 30, 2008	7,041,686	2.41	-0-

Information, at date of issuance, regarding options for the quarter ended September 30, 2008:

		Weighted	Weighted
		Average	Average
		Exercise	Fair Value
	Shares	Price $	Price $

Exercise price exceeds market price	237,895.24		.13
Exercise price equals market price	-0-	-0-	-0-
Exercise price is less than market price	-0-	-0-	-0-

B. Private Placement

During the quarter ended September 30, 2008, the Company did not issue shares under a private placement.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

A. Beginning October 1, 2008, the Company leases office space at fair market value from NextGen LifeSciences, Inc., under a month to month agreement that calls for payment of $4,500 per month.

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

D. The Company has terminated their Research Collaboration and Licensing Agreement “the Agreement” with Georgetown University “Georgetown” effective with the principal investigator becoming employed with another institution in July 2007. The Company and Georgetown remain in dispute over the termination process of this Agreement, as Georgetown has alleged additional monies due under the Agreement. The Company disputes any additional monies due. No accrual for any alleged additional monies has been made as of September 30, 2008, as it is managements’ position that there are no additional monies due to Georgetown under the Agreement.

NOTE 7 - RESEARCH AND DEVELOPMENT COSTS

For the quarters ended September 30, 2008 and 2007, research and development expenses were $1,224,191 and $1,125,871 respectively.  Research and development costs consist of the costs associated with our research activities, as well as the costs associated with our drug discovery efforts, conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Our research and development expenses consist of:

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

NOTE 9 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, we entered into transactions with Clay County Holdings (“CCH”). These transactions include loans made to and from CCH. In the past, CCH had made a loan to Samaritan, which Samaritan paid off in 2003. During 2004, Samaritan created a note receivable with CCH for $250,000 which amount bears interest at a rate of twelve percent (12%) per annum. The note receivable is secured by pledge of common stock in Samaritan owned by CCH. A Director of the Company, H. Thomas Winn, is the father in law of the president of CCH, but is not a shareholder of CCH.

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

NextGen LifeSciences, Inc. is a company wholly owned by the Chief Executive Officer and Chairman of the Board of Samaritan Pharmaceuticals. NextGen LifeSciences agreed to loan the Company $250,000, $50,000, $50,000, $15,000 and $11,000 on July 16, 2007, September 18, 2007, January 9, 2008, August 4, 2008, and September 11, 2008 respectively for an aggregate of $376,000 on a short-term basis pursuant to the terms of promissory notes from the Company and in favor of the lender. On February 25, 2008, Marian West, a shareholder of the Company, agreed to loan the Company $50,000.  On March 17, 2008, Kristi Eads, a shareholder and officer of the Company, agreed to loan the Company $29,500.  On July 14, 2008, KLB Consulting, a shareholder of the Company, agreed to loan the Company $30,000.  Proceeds from each of the loans funded the Company's continuing operating expenses, ongoing expenses, legal and accounting fees, as well as for working capital and other contingencies. Under the terms of the Notes issued by the Company to the lender, the Company will: (i) pay interest to the lender at 16% interest annually and 100% warrant coverage. The principal and interest due on the Notes are due on demand. The Notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party or from the cash flow from the Company's operations.  Also, beginning October 1, 2008, the Company leases office space at fair market value from NextGen LifeSciences, Inc., under a month to month agreement that calls for payment of $4,500/month.

NOTE 10 - FUSION TRANSACTION

On May 12, 2005, The Company entered into the Purchase Agreement II with Fusion Capital, pursuant to which Fusion Capital agreed to purchase our Common Stock from time to time, at our option, up to an aggregate amount of $40,000,000 over fifty (50) months commencing December 29, 2005, which is the date the SEC declared effective our Registration Statement on Form SB-2 (Commission Registration No. 051267250). Samaritan filed a post effective amendment on Form S-1 to the above Registration Statement (Commission Registration No. 07556090) on January 9, 2007, which was declared effective on February 6, 2007. As of December 31, 2007, the Company decided to close the Registration Statement (Commission Registration No. 07556090) and will not register additional shares of Common Stock under the Purchase Agreement II with Fusion Capital.

NOTE 11 - RISKS AND UNCERTAINTIES

Marketability of a product is dependent, among other things, upon securing additional capital to successfully complete the clinical testing of the product, securing FDA approval, and procurement of viable patents.

NOTE 12 - SUBSEQUENT EVENTS

On October 1, 2008, Samaritan Pharmaceuticals announced that it has signed a worldwide exclusive agreement with Taconic Farms, Hudson, New York, to commercialize "The Samaritan Alzheimer's Rat Model."  The "forgetful" rat model is a research tool used by scientists to study the effectiveness of their new drugs to treat Alzheimer's disease.

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

METHADONE HCL(R)

METHADONE HCL(R) is an opiate agonist. METHADONE HCL(R) prevents heroin or morphine from interacting with receptors for natural painkillers called endorphins, blocking the effects of the addictive drugs and reducing the physical cravings. METHADONE HCL(R) is approved by the Italian Ministry of Health and is owned by Molteni Pharmaceuticals, Inc. and marketed by Molteni Farmaceutici, Inc. in Italy.

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

NALTREXONE MOLTENI(R) is approved by the Italian Ministry of Health and is owned by Molteni Farmaceutici, Inc. and marketed by Molteni Farmaceutici, Inc. in Italy.

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

ORAMORPH(R)

ORAMORPH(R) is morphine sulphate in an oral solution and is used for managing moderate to severe chronic pain for more than a few days. It works by dulling the pain perception center in the brain. ORAMORPH(R) is approved by the Italian Ministry of Health and is marketed by Molteni in Italy.

ORAMORPH(R) is approved by the Italian Ministry of Health and is owned by Molteni Farmaceutici, Inc. and marketed by Molteni Farmaceutici, Inc. in Italy.

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

Product Candidates

A significant portion of our operating expenses are related to the research and development of investigational-stage product candidates. Research and development expenses for the quarters ended September 30, 2008 and 2007 were $593,427 and $154,234 respectively.

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

o SP-1000 peptide will increase HDL while decreasing serum free cholesterol and total bile cholesterol;

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

SP-6310

In analyzing the data from clinical study SII-101 and preclinical studies, Samaritan Pharmaceuticals learned that SP-6310 (procaine hydrochloride), given orally, may be a potential therapy for the normalization of both low and high urinary cortisol levels in HIV-infected patients.

On July 8, 2008, Samaritan Pharmaceuticals announced that it has filed an IND (Investigational New Drug) application for SP-6310 in the treatment of HIV-infected patients with abnormal cortisol levels.

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

Taconic Farms, Inc.

Taconic Farms, Inc. (“Taconic”) was founded in 1952 as a family-owned business in New York's Hudson River Valley. Since then, the company has become one of the largest laboratory rodent providers in the world with a reputation for consistently producing high quality, well-defined rats and mice. Taconic's expertise in the custom design and generation of genetically modified mice, mouse and rat breeding, barrier systems, genetics and animal health supports researchers focused on drug development using in vivo models. Taconic has six breeding facilities and three service laboratories in the USA and Europe, a staff of over 1,000, and a commitment to technological innovation.

On October 1, 2008, Samaritan Pharmaceuticals announced that it has signed a worldwide exclusive agreement with Taconic Farms, Hudson, New York, to commercialize "The Samaritan Alzheimer's Rat Model."  The "forgetful" rat model is a research tool used by scientists to study the effectiveness of their new drugs to treat Alzheimer's disease.

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

Results of Operations

Results of Operations For The Three (3) Months Ended September 30, 2008 As Compared To The Three (3) Months Ended September 30, 2007.

During the quarter ended September 30, 2008, revenues increased by 157% to $1,144,871 from $68,773 for the quarter ended September 30, 2007. This increase is due to the increase in marketed products. Currently, Samaritan sells Amphocil, Collatamp, Elaprase, Erwinase, Morphine, Rapydan and Replagal in Greece.

During the quarter ended September 30, 2008, cost of goods sold for pharmaceutical sales increased to $498,091 from $20,101 for the quarter ended September 30, 2007. Cost of goods sold was attributed to the sales of Amphocil, Collatamp, Elaprase, Erwinase, Morphine, Rapydan and Replagal in Greece.

We incurred research and development expenses of $593,427 for the quarter ended September 30, 2008, as compared to of $154,234 for the quarter ended September 30, 2007. This increase of $439,193, or two hundred eighty-five percent (285%), was primarily attributable to a temporary reduction in research expenditures during the prior year. We expect that research and development expenditures relating to drug discovery and development will increase in 2008 and into subsequent years due to FDA clinical trials which include the continuation and expansion of clinical trials (i) our Alzheimer's drug program, (ii) the initiation of trials for other potential indications and (iii) additional study expenditures for potential pharmaceutical candidates. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of preclinical testing and clinical trial-related activities.

General and administrative expenses decreased to $610,524 for the quarter ended September 30, 2008, as compared to $666,922 for the quarter ended September 30, 2007. This decrease of $56,398 or eight percent (8%) was primarily attributable to the decrease in administrative support.

Depreciation and amortization amounted to $40,344 for the quarter ended September 30, 2008, as compared to $47,974 for the quarter ended September 30, 2007. This decrease of $7,630 or sixteen percent (16%) was primarily attributable to a decline in depreciation of fixed assets.

Net interest expense amounted to $17,328 and ($487) for the quarters ended September 30, 2008 and 2007, respectively. As of September 30, 2008, the Company had borrowed an aggregate of $485,500 under the terms of the Notes issued by the Company to the lender.  The Company pays interest to the lender at a rate of 16% per annum.

Other comprehensive income (loss) is comprised of two components. The Company invests in marketable securities to earn a return on cash not needed in the short-term. Temporary, unrealized gains and losses are recorded to reflect changes in the market value of the temporary investments as they occur. There were no marketable securities owned for the three-month periods ended September 30, 2008 and 2007. The other component of comprehensive income is due to the payment in foreign currency of operations that occur in Canada, Ireland and Greece. The amount of the gain or loss is a function of the relative strength of the American dollar to the Euro. For the quarter ending September 30, 2008, the foreign currency translation loss was $153,642.

We had a net loss of ($614,843) for the quarter ended September 30, 2008, as compared to a net loss of ($132,648) for the quarter ended September 30, 2007, a decrease of $482,195. The loss per share for the period ended September 30, 2008 was ($0.02), as compared to earnings per share of ($0.00) for the period ended September 30, 2007.

Results of Operations For The Nine (9) Months Ended September 30, 2008 As Compared To The Nine (9) Months Ending September 30, 2007.

During the nine months ended September 30, 2008 and 2007, revenues decreased to $2,952,399 from $3,929,327. During the first nine months of 2007, Samaritan recognized revenue of $3,451,742 from the Pharmaplaz Agreement. During the nine months ended September 30, 2008, Samaritan’s pharmaceutical sales were $2,952,399, as compared to pharmaceutical sales of $477,585 for the nine months ended September 30, 2007, an increase of $2,474,814 or 518%. Currently, Samaritan sells Amphocil, Collatamp, Elaprase, Erwinase, Morphine, Rapydan and Replagal in Greece.

During the nine months ended September 30, 2008 and 2007, cost of goods sold for pharmaceutical sales increased to $1,634,467 from $357,538. During the nine months ended September 30, 2008, cost of goods sold was attributed to the sales of Amphocil, Collatamp, Elaprase, Erwinase, Morphine, Rapydan and Replagal in Greece.

We incurred research and development expenses of $1,224,191 for the nine months ended September 30, 2008, as compared to of $1,125,871for the nine months ended September 30, 2007. This increase of $98,320, or nine percent (9%), was primarily attributable to a temporary reduction in research expenditures during the third quarter of the prior year. We expect that research and development expenditures relating to drug discovery and development will increase in 2008 and into subsequent years due to FDA clinical trials which include the continuation and expansion of clinical trials (i) our Alzheimer's drug program, (ii) the initiation of trials for other potential indications and (iii) additional study expenditures for potential pharmaceutical candidates. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of preclinical testing and clinical trial-related activities.

General and administrative expenses increased to $2,183,045 for the nine months ended September 30, 2008, as compared to $2,044,699 for the nine months ended September 30, 2007. This increase of $138,346 or seven percent (7%) was primarily attributable to increases in compensation and hiring of new employees for our sales force in Eastern Europe.

Depreciation and amortization amounted to $119,534 for the nine months ended September 30, 2008, as compared to $138,063 for the nine months ended September 30, 2007. This decrease of $18,529 or thirteen percent (13%) was primarily attributable to a decline in depreciation of fixed assets.

Net interest expense amounted to $51,397 and ($15,536) for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, the Company had borrowed from related parties an aggregate of $485,500. Under the terms of the Notes issued by the Company to the lender, the Company pays interest to the lender at a rate of 16% per annum.

Other comprehensive income (loss) is comprised of two components. The Company invests in marketable securities to earn a return on cash not needed in the short-term. Temporary, unrealized gains and losses are recorded to reflect changes in the market value of the temporary investments as they occur. There were no marketable securities owned for the six-month periods ended September 30, 2008 and 2007. The other component of comprehensive income is due to the payment in foreign currency of operations that occur in Canada, Ireland and Greece. The amount of the gain or loss is a function of the relative strength of the American dollar to the Euro. For the nine months ending September 30, 2008, the foreign currency translation loss was $39,215.

We had a net loss of ($2,675,406) for the nine months ended September 30, 2008, as compared to a net income of $216,015 for the nine months ended September 30, 2007. The net loss was due to the collection of one-time licensing fees which occurred in the previous year, and not collected in the current year.  The loss per share for the period ended September 30, 2008 was ($0.09), as compared to earnings per share of $0.01 for the nine months ended September 30, 2007.

Cash used in operating activities during the nine (9) month period ending September 30, 2008 was ($153,964), as compared to ($1,264,591) for the nine (9) month period ending September 30, 2007, an increase of $1,110,627, or eighty-eight percent (88%). This decrease is primarily attributable to an increase in accrued expenses and accounts payable which offset the loss from operations and increases in receivables.

Cash used in investing activities during the nine (9) month period ending September 30, 2008 was ($169,326), as compared to ($594,457) for the nine (9) month period ending September 30, 2007, a decrease of $425,131, or seventy-two percent (72%). This decrease is primarily attributable to a decrease in patent registration costs.

Cash provided by financing activities was $205,500 for the nine (9) month period ending September 30, 2008, as compared to $1,348,748 for the nine (9) month period ending September 30, 2007, a decrease of $1,143,248 or eighty-five percent (85%). This decrease is primarily from the Company deciding to close the Registration Statement (Commission Registration No. 07556090) and not registering additional shares of Common Stock under the Purchase Agreement II with Fusion Capital.

Liquidity and Capital Resources

Current assets as of September 30, 2008 were $4,885,705 as compared to $ 2,232,040 as of December 31, 2007. This increase of $2,653,665, or one hundred nineteen percent (119%), is primarily attributable to the overseas product accounts receivable. Current liabilities as of September 30, 2008 were $7,167,525 as compared to $2,526,211 as of December 31, 2007, an increase of $4,641,314 or one hundred eighty-four percent (184%). Such increase is the result of accounts payable relating to the overseas product sales and research, and loans made to the Company.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has generated minimal revenues and at September 30, 2008, the Company had an accumulated deficit of $47,010,546. For the nine months ended September 30, 2008 and 2007, the Company incurred net loss of $(2,675,406) and net income of $216,015, respectively and used cash flows from operations of $(153,964) and $(1,264,591) respectively. Our current resources are insufficient to fund all of our planned development and commercialization efforts. As of September 30, 2008, we have a working capital deficiency of approximately $2,281,820. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in note 3. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for each of the years in the three-month periods ending September 30, 2008 and 2007:

	September 30, 2008	September 30, 2007
Cash provided by (used in):
Operating activities	$(153,964)	$(1,264,591)
Investing activities	$(169,326)	$(594,457)
Financing activities	$205,500	$1,348,748

As of September 30, 2008, the Company's cash position was $169,781.  During the quarter ended September 30, 2008, Samaritan Pharmaceuticals Europe, and ABC Factors entered into a “Factoring Agreement”.  The factoring arrangements continue to provide Samaritan Pharmaceuticals Europe with a maximum credit facility of €400,000. Under the Factoring Agreement, Samaritan Pharmaceuticals Europe submits accounts receivable to be purchased by ABC Factors, and ABC Factors pays Samaritan Pharmaceuticals Europe up to 90% of the aggregate net face value of accounts receivable purchased, less applicable fees charged by ABC Factors and a reserve withheld by ABC Factors to serve as security in the event that ABC Factors receives less than full payment for accounts purchased due to returns, allowances, deductions, disputes or chargebacks. All accounts submitted for purchase must be approved by ABC Factors.  ABC Factors also charges Samaritan Pharmaceuticals Europe interest on amounts advanced to Samaritan Pharmaceuticals Europe under the Factoring Agreement at a rate of 2.00% above the prime rate of interest and ABC Factors receives a factoring administration fee equal to 0.7% of the gross invoice amount of each account submitted.

We are continuing efforts to raise additional capital and to execute our research and development plans. Even if we are successful in raising sufficient money to carry out these plans, additional clinical development is necessary to bring our products to market, which will require a significant amount of additional capital.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in trading market-risk sensitive instruments and do not purchase hedging instruments or other trading instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. As of September 30, 2008, the Company had borrowed from related parties an aggregate of $485,500 (the "Notes"). Proceeds from each of the loans funded the Company's continuing operating expenses, ongoing expenses, legal and accounting fees, as well as for working capital and other contingencies. Under the terms of the Notes issued by the Company to the lender, the Company will: (i) pay interest to the lender at a rate of 16% per annum and ii) 100% warrant coverage. The principal and interest due on the Notes are due on demand. The Notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party or from the cash flow from the Company's operations. The Board of Directors approved that the prior year 2007 notes of $300,000, which paid interest to the lender at a rate of prime rate plus 4% per annum, be changed to match the terms of notes issued during the first quarter of 2008. The Notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party or from the cash flow from the Company's operations. We have not entered into any forward or future contracts, and have purchased no options and entered into no swaps. Other than the ABC Factors agreement, we have no credit lines or other borrowing facilities, and do not view ourselves as subject to interest rate fluctuation risk at the present time.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of 2008, which was identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS ASSOCIATED WITH OUR BUSINESS

We Have A Limited Operating History With Significant Losses And Expect Losses To Continue In The Near Future

We have yet to establish any history of profitable operations. At September 30, 2008, the Company had an accumulated deficit of $47,010,546. For the nine-month period ended September 30, 2008 and 2007, the Company incurred a net loss of ($2,675,406) and net income of $216,015, respectively and used cash flows from operations of ($153,964), and ($1,264,591), respectively. We also have a working capital deficiency of approximately ($2,281,820). To date, our revenues have not been sufficient to sustain our operations. Our profitability will require the successful commercialization of several drugs for our territories in Eastern Europe as well as the out-licensing of our internal development programs in Alzheimer's, cancer, cardiovascular disease, and infectious diseases. Currently, the Company has in-licensed specialty pharmaceutical products to be marketed and distributed in our Eastern Europe territories. No assurances can be given when this will occur or when we will become profitable. We expect losses to continue for the near future, and such losses will likely increase as human clinical trials are undertaken in the United States. Future profitability will be dependent upon our ability to complete the development of our pharmaceutical products, obtain necessary regulatory approvals and effectively market such products. In addition, future profitability will require the Company to establish agreements with other parties for clinical testing, manufacturing, commercialization, and sale of our products.

We Will Need Additional Capital In The Future, But Our Access To Such Capital Is Uncertain.

Our current resources are insufficient to fund all of our planned development and commercialization efforts. As of September 30, 2008, we have a working capital deficiency of ($2,281,820) and we had cash, and cash equivalents, of approximately $169,781. At our current level of expenditures and profits from our sales in Eastern Europe, we believe that our cash resources may not adequate to meet our requirements into 2009. Our capital needs will depend on many factors, including our research and development activities, the scope and timing of our clinical trial programs, the timing of regulatory approval for our products under development and the successful commercialization of our products. Our needs may also depend on the magnitude and scope of these activities, the progress and the level of success in our clinical trials, the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of collaboration and existing licensing arrangements, the establishment of new collaboration and licensing arrangements and the cost of manufacturing scale-up and development of marketing activities, if undertaken by us. We do not have committed external sources of funding. If adequate funds are not available, we may be required to:

•	delay, reduce the scope of, or eliminate one or more of our research and development programs;

•
obtain funds through arrangements with collaboration partners or others that may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to retain in order to develop or commercialize them ourselves;

•	license rights to technologies, product candidates or products on terms that are less favorable to us than might otherwise be available; or

•	curtail all business operations.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has generated minimal revenues and at September 30, 2008, the Company had an accumulated deficit of $47,010,546. For the nine-month periods ended September 30, 2008 and 2007, the Company incurred a net loss of ($2,675,406) and net income of $216,015, respectively and used cash flows from operations of ($153,964) and ($1,264,591) respectively. In addition, as of September 30, 2008, we have a working capital deficiency of approximately (2,281,820). These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in note 3. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

FDA approval of our products can be delayed, limited or not granted for many reasons, including, among others:

•	FDA officials may not find a product candidate safe or effective to merit an approval;

•
FDA officials may not find that the data from preclinical testing and clinical trials justifies approval, or they may require additional studies that would make it commercially unattractive to continue pursuit of approval;

•	the FDA might not approve the processes or facilities of our contract manufacturers or raw material suppliers or our manufacturing processes or facilities;

•	the FDA may change its approval policies or adopt new regulations; and

•
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

If Our Products Do Not Gain Market Acceptance, Our Business Will Suffer Because We Might Not Be Able To Fund Future Operations.

A number of factors may affect the market acceptance of our products or any other products we develop or acquire, including, among others:

•	the price of our products relative to other therapies for the same or similar treatments;

•	the perception by patients, physicians and other members of the health;

•	the safety and effectiveness of our products for their prescribed treatments;

•	the availability of satisfactory levels, or at all, of third party reimbursement for our products and related treatments;

•	our ability to fund our sales and marketing efforts; and

•	the effectiveness of our sales and marketing efforts.

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

Protecting Our Proprietary Rights Is Difficult and Costly

The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. The license agreements also provide that the licensor is primarily responsible for obtaining patent protection for the licensed technology, and the licensee is required to reimburse the licensor for costs it incurs in performing these activities. Accordingly, we cannot predict the breadth of claims allowed in these companies' patents or whether the Company may infringe or be infringing on these claims. Patent disputes are common and could preclude the commercialization of our products. Patent litigation is costly in its own right and could subject us to significant liabilities to third parties. In addition, an adverse decision could force us to either obtain third-party licenses at a material cost or cease using the technology or product in dispute.  Currently, the Company is in arrears with its patent attorneys, which could cause our patent protection to suffer.  The Company is currently working to bring the balance in arrears current.

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

We will continue to have significant general and administrative expenses, including expenses related to clinical studies, our research collaboration with universities and patent registration costs. We will require substantial additional funds to sustain our operations and to grow our business. The amount will depend, among other things, on (a) the rate of progress and cost of our research and product development programs and clinical trial activities; (b) the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights; and (c) the cost of developing manufacturing and marketing capabilities, if we decide to undertake those activities. The clinical development of a therapeutic product is a very expensive and lengthy process, which may be expected to utilize $5 to $20 million over a three (3) to six (6) year development cycle. We will also need to obtain additional funds to develop our therapeutic products and our future access to capital is uncertain. The allocation of limited resources is an ongoing issue for us as we move from research activities into the more costly clinical investigations required to bring therapeutic products to market. We also expect to continue to generate revenues from our marketed products and our commercialization business model has changed from a development model to a licensing and development model. For more information on the change in business model, please see the "Commercialization Business Model" section.

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

The Payments To Our Patent Attorneys Are In Arrears; If We Are Unable To Protect Our Intellectual Property, We May Not Be Able To Operate Our Business Profitably

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

Insurance Coverage Is Increasingly More Difficult To Obtain or Maintain

Obtaining insurance for our business, property and products is increasingly more costly and narrower in scope, and requires the Company to assume more risk in the future. If we are subject to third party claims or suffer a loss or damage, we will be required to bear that risk. Furthermore, any first-or-third-party claims made against the Company may impact our ability to obtain or maintain insurance coverage at reasonable costs or at all in the future.

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

We Are Dependent On Third Parties For A Significant Portion Of Our Bulk Supply And The Formulation, Fill And Finish Of Our Products; Our Payments To These Third Parties Are In Arrears.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following discussion sets forth securities sold by the Company in the three-month period ending September 30, 2008. These securities were shares of Common Stock of the Company. They were sold for cash and, unless otherwise noted, sold in private transactions to persons believed to be of a class of accredited investors not affiliated with the Company unless otherwise noted and purchasing the shares with investment intent, and the Company relied upon, among other possible exemptions, Section 4(2) of the Securities Act of 1933, as amended. The Company's reliance on said exemption was based upon the fact no public solicitation was used by the Company in the offer or sale, and the securities were legend shares, along with a notation at the respective transfer agent, restricting the shares from sale or transfer as is customary with reference to Rule 144 of the SEC.

During the quarter ended September 30, 2008, the Company issued an aggregate of 1,745,472 shares of Common Stock in consideration of services rendered or to be rendered to the Company. Such shares were valued at an aggregate of $349,095 at a price of $0.20 per share, representing the fair value of the shares issued.

Issuer Purchase of Equity Securities

We did not make any purchases of our Common Stock during the three months ended September 30, 2008.

Holders

As of November 14, 2008, there were approximately 932 holders of record of our Common Stock. This number was determined from records maintained by our transfer agent and does not include beneficial owners of our securities whose securities are held in the names of various dealers and/or clearing agencies.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders for the quarter ended September 30, 2008.

ITEM 5. OTHER INFORMATION

Yannis S. Kalantzakis joined Samaritan in November 2008 as Appointed Representative to oversee European operations, including Samaritan Ireland Pharmaceuticals, Ltd.  Prior to joining Samaritan, Mr. Kalantzakis had a successful career in various executive positions with Zesi Ltd, Hygeia SA, Ministry of Health (Hellas), and Fresenius AG.   His background has been in the areas of hospital management, network health services, and business development.  He is fluent in English, German, and Greek.  Mr. Kalantzakis holds a bachelor of science degree from the University of Athens.  Mr. Yannis S. Kalantzakis replaces Dr. Christos Dakas, who left the Company for personal reasons.

ITEM 6. EXHIBITS

Listed below are all exhibits filed as part of this Quarterly Report on Form 10-Q. Some exhibits are filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

EXHIBIT NO.	DESCRIPTION	LOCATION
3.1	Articles of Incorporation, restated as last amended November 1, 2007	Incorporated by reference to Exhibit 3.1 to the Company's Current Quarterly Report on Form 10-Q as filed with the U.S. Securities and Exchange Commission on November 19, 2007.
3.2	Bylaws, restated as last amended March 20, 2008	Incorporated by reference to Exhibit 3.2 to the Company's Form 10-K as filed with the U.S. Securities and Exchange Commission on April 14, 2008.

4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Company's Current Report Form 10-SB12G as filed with the U.S. Securities and Exchange Commission on July 21, 1999.
4.2	Amended Samaritan Pharmaceuticals, Inc. 2001 Stock Option Plan	Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-QSB as filed with the U.S. Securities and Exchange Commission on August 16, 2004.
4.3	Samaritan Pharmaceuticals, Inc. 2005 Stock Option Plan	Incorporated by reference to Schedule 14-A Information Statement as filed with the U.S. Securities and Exchange Commission on April 29, 2005 and approved by the shareholders on June 10, 2005.
10.1	Research, Development and Commercialization Collaboration Agreement for SP-01A dated March 28, 2007 by and between Pharmaplaz and the Company.	Incorporated by reference to Exhibit 10.1 to the Company's Form 10-K as filed with the U.S. Securities and Exchange Commission on April 13, 2007.
10.2	Common Stock Purchase Agreement (Purchase Agreement I), dated April 22, 2003, by and between the Company and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on April 25, 2003.
10.3	Registration Rights Agreement, dated April 22, 2003, by and between the Company and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on April 25, 2003.
10.4	Employment Agreement, dated as of January 1, 2001, by and between Samaritan Pharmaceuticals, Inc. and Mr. Thomas Lang.	Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB as filed with the U.S. Securities and Exchange Commission on August 16, 2004.
10.5	Form of Trust Under Samaritan Pharmaceuticals, Inc. Deferred Compensation Plan	Incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-QSB as filed with the U.S. Securities and Exchange Commission on August 14, 2002.
10.6	Master Clinical Trial and Full Scale Manufacturing Agreement, dated October 5, 2004, by and between the Company and Pharmaplaz, LTD	Incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-QSB as filed with the U.S. Securities and Exchange Commission on November 15, 2004.
10.7	Common Stock Purchase Agreement (Purchase Agreement II), dated May 12, 2005, by and between the Company and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-QSB as filed with the U.S. Securities and Exchange Commission on May 13, 2005.
10.8	Amendment to Common Stock Purchase Agreement, dated December 19, 2005, by and between the Company and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form SB-2 as filed with the U.S. Securities and Exchange Commission on December 15, 2005.
10.9	Registration Rights Agreement, dated May 12, 2005, by and between the Company and Fusion Capital Fund II, LLC	Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-QSB as filed with the U.S. Securities and Exchange Commission on May 13, 2005.

10.10	Norbrook Supply Agreement	Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on September 27, 2005.
10.11	Research Collaboration and Licensing Agreement, dated June 8, 2001, by and between Georgetown University and Samaritan Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form SB-2 as filed with the U.S. Securities and Exchange Commission on July 30, 2003.
10.12	Change in Control Severance Plan for Certain Covered Executives and Employees of Samaritan Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q as filed with the U.S. Securities and Exchange Commission on August 14, 2006.
10.13	Samaritan Pharmaceuticals, Inc.'s Director/Officer's Indemnification Agreement	Incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q as filed with the U.S. Securities and Exchange Commission on August 14, 2006.
10.14	Stock Purchase Agreement among Samaritan Pharmaceuticals, Metastatin Pharmaceuticals, and the shareholders of Metastatin Pharmaceuticals.	Incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q as filed with the U.S. Securities and Exchange Commission on November 14, 2006.
10.15	Samaritan Pharmaceuticals, Inc.’s In-Licensing Agreement with Three Rivers Pharmaceuticals.	Incorporated by reference to Exhibit 10.15 to the Company's Form 10-Q as filed with the U.S. Securities and Exchange Commission on May 21, 2007.
10.16	Samaritan Pharmaceuticals, Inc.’s In-Licensing Agreement with Molteni Pharmaceuticals.	Incorporated by reference to Exhibit 10.16 to the Company's Form 10-Q as filed with the U.S. Securities and Exchange Commission on May 21, 2007.
10.17	Pharmaplaz Research, Development and Commercialization Collaboration Agreement	Incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 8-K as filed with SEC on March 28, 2007.
10.18	Pharmaplaz Research, Development and Commercialization Collaboration Agreement Supplement	Incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q as filed with the U.S. Securities and Exchange Commission on May 21, 2007.
10.19	Research Collaboration and Licensing Agreement by and between The Research Centre at McGill University, Samaritan Therapeutics, Inc., and Samaritan Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on July 25, 2007.
10.20	Cooperative Lock Up Agreement between Samaritan Pharmaceuticals, inc. and Doug Bessert and KD1, Inc.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on June 12, 2007.
10.21	Samaritan Pharmaceuticals, Inc.’s In-Licensing Agreement with EUSA Pharma	Incorporated by reference to Exhibit 10.21 to the Company's Form 10-K as filed with the U.S. Securities and Exchange Commission on April 14, 2008.

10.22	Samaritan Pharmaceuticals, Inc.’s In-Licensing Agreement with Abiogen Pharma	Incorporated by reference to Exhibit 10.22 to the Company's Form 10-K as filed with the U.S. Securities and Exchange Commission on April 14, 2008.
10.23	Samaritan Pharmaceuticals, Inc.’s In-Licensing Agreement with Siraeo, Ltd	Incorporated by reference to Exhibit 10.23 to the Company's Form 10-K as filed with the U.S. Securities and Exchange Commission on April 14, 2008.
10.24	Samaritan Pharmaceuticals, Inc.’s Out-Licensing Agreement with Taconic Farms, Inc.	Provided herewith

14.1	The Samaritan Pharmaceuticals, Inc. Code of Conduct	Incorporated by reference to Exhibit 14.1 to the Company's Form 10-KSB as filed with the U.S. Securities and Exchange Commission on April 15, 2003.
21	List of Subsidiaries	Incorporated by reference to Exhibit 21 to the Company's Quarterly Report on Form 10-QSB as filed with the U.S. Securities and Exchange Commission on August 15, 2005.
23.1	Consent of Independent Registered Public Accounting Firm	Incorporated by reference to Exhibit 23.1 to the Company's Registration Statement on Form SB-2 as filed with the U.S. Securities and Exchange Commission on December 15, 2005.
31.1	Certification of Chief Executive Officer re: Section 302	Provided herewith
31.2	Certification of Chief Financial Officer re: Section 302	Provided herewith
32.1	Certification of Chief Executive Officer re: Section 906	Provided herewith
32.2	Certification of Chief Financial Officer re: Section 906	Provided herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMARITAN PHARMACEUTICALS, INC.

Dated: November 18, 2008

By: /s/ Eugene Boyle

Eugene Boyle
Principal Financial Officer
Duly Authorized Officer