Form 10-K
period 2008-12-31
SAMARITAN PHARMACEUTICALS INC
filed 2009-06-19
CIK 1057377

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2008 or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
   For the transition period from _____to_____
Commission file number 0-26775
Samaritan Pharmaceuticals, Inc. (Exact name of registrant as specified in its charter)

Nevada	88-0431538
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2877 Paradise Road, Suite 801, Las Vegas, Nevada 89109 (Address of Principal Executive Offices) (Zip Code)

(702) 735-7001
Issuer's telephone number

Securities to be registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value per share (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |X| No|_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |_| Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes |_| No |X|

The aggregate market value of Common Stock held by non-affiliates as of June 30, 2008 was $8,361,844. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

The Company had 36,390,265 common shares issued and outstanding as of May 25, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

FORWARD LOOKING STATEMENTS

This document and the documents incorporated by reference herein contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Also, our Company management may make forward-looking statements orally or in writing to investors, analysts, the media and others. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors that could cause actual events or results to be significantly different from those described in the forward-looking statements. Forward-looking statements might include one or more of the following:

•	anticipated results of financing activities;
•	anticipated clinical trial timelines or results;
•	anticipated research and product development results;
•	projected regulatory timelines;
•	descriptions of plans or objectives of management for future operations, products or services;
•	anticipated agreements with marketing partners;
•	forecasts of future economic performance; and
•	descriptions or assumptions underlying or relating to any of the above items.

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

During 2008, we significantly reduced our ongoing expenses due to the inability of the Company to raise funds on favorable terms.  Additionally in 2008, Samaritan signed a worldwide exclusive agreement with Taconic Farms to commercialize "The Samaritan Alzheimer's Rat Model."  The "forgetful" rat model is a research tool used by scientists to study the effectiveness of their new drugs to treat Alzheimer's disease.

In 2009, we are seeking to raise additional funds. We are currently operating the Company in a manner that we believe maximizes the value of our business for our creditors and stockholders by focusing on marketing and sales in our territories, as well as continuing our research programs and looking for additional ways to reduce our operating expenses. If we are unable to resolve our situation to raise sufficient additional funds, we would be required to further reduce operating expenses, by, among other things, curtailing significantly or delaying or eliminating part or all of our development programs or scaling back our commercial operations.

For further discussion of our business and operations, please see the section entitled, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Patents, Licenses and Proprietary Rights

The products and product candidates currently being developed or considered for development by Samaritan are in the area of biotechnology, an area in which there are extensive patent filings. We rely on patent protection against use of our proprietary products and technologies by competitors. The patent positions of biotechnology firms generally are highly uncertain and involve complex legal and factual questions. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. We own or in-license patents related to our products or product candidates and own or in-license additional applications for patents that are currently pending. In general, when we in-license intellectual property from various third parties, we are required to pay royalties to the parties on product sales.

Our marketed products, AMPHOCIL(R), CAPHOSOL(R), COLLATAMP(R), ERWINASE(R), KIDROLASE(R), MEPIVAMOL(R), METHADONE(R), MORPHINE SULPHATE(R), NALOXONE(R), NALTREXONE(R), ORAMORPH(R), PETHIDINE(R), and RAPYDAN(R) are covered by trademark and patents by their respective owners.

Trademark protection continues in some countries for as long as the mark is used and, in other countries, for as long as it is registered. Registrations generally are for fixed, but renewable, terms.

The protection of our unpatented confidential and proprietary information and materials is important to us. To protect our trade secrets, materials and other confidential information, we generally require our employees, consultants, scientific advisors, and parties to collaboration and licensing agreements to execute confidentiality agreements upon the commencement of employment, the consulting relationship, or the collaboration or licensing arrangement with us. However, others could either develop independently the same or similar information or obtain access to our information.  Our trademarks for our marketed products are not included in the table below, since they are trademarked by our partners.

PATENT SUMMARY TABLE				TRADEMARK SUMMARY TABLE
Item	Issued	Pending	Total	Item	Issued	Pending	Total
US Patents	13	25	38	US Trademarks	3	0	3
Foreign Patents	33	71	104	Foreign Trademarks	1	0	1
Total	46	90	142	Total	4	0	4

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

Clinical trials typically are conducted in three sequential phases: Phases I, II and III, with Phase IV studies conducted after approval. Drugs for which Phase IV studies are required include those approved under accelerated approval regulations. The four phases may overlap. In Phase I clinical trials, the drug is usually tested on a small number of healthy volunteers to determine:

•	safety;
•	any adverse effects;
•	proper dosage;
•	absorption;
•	metabolism;
•	distribution;
•	excretion; and
•	other drug effects.

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

In addition, the FDA imposes a number of complex regulatory requirements on entities that advertise and promote pharmaceuticals, including, but not limited to, standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities involving the Internet.

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

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. Our competitors include pharmaceutical, chemical and biotechnology companies, many of which have financial, technical and marketing resources significantly greater than ours. In addition, many specialized biotechnology companies have formed collaborations with large, established companies to support research, development and commercialization of products that may be competitive with ours. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through collaboration arrangements.We expect our products to compete primarily on the basis of product efficacy, safety, patient convenience, reliability and patent position. In addition, the first product to reach the market in a therapeutic or preventive area is often at a significant competitive advantage relative to later entrants to the market. Our competitive position will also depend on our ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement product and marketing plans, obtain patent protection and secure adequate capital resources.

Seasonality

Our business is generally not seasonal, however, sales and earnings in our third quarter are usually flat to down sequentially primarily because there are a large number of holidays and vacations during the quarter in Europe. Our fourth quarter sales and earnings are often the highest in the fiscal year compared to the other three quarters, primarily because many of our customers tend to spend budgeted money before their own fiscal year’s end.

Employees

As of December 31, 2008, we have eight (8) employees.  Additionally, Samaritan has eight (8) research professionals (including five (5) Ph.D. level research scientists) who work under the Research Collaboration with The Research Institute of McGill University Health Centre.

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

RISKS ASSOCIATED WITH OUR BUSINESS

The Current Credit and Financial Market Conditions May Exacerbate Certain Risks Affecting Our Business.

Increased concerns about credit markets, consumer confidence, economic conditions, volatile corporate profits and reduced capital spending could negatively impact demand for our products. We may experience in the future, reduced demand for our products because of the uncertainty in the general economic environment in which our customers and we operate. The current tightening of credit in financial markets may adversely affect the ability of our customers and suppliers to obtain financing, which could result in a decrease in, or deferrals or cancellations of, the sale of our products. If global economic and market conditions, or economic conditions in the United States, remain uncertain or persist, spread, or deteriorate further, we may experience a material adverse effect on our business, operating results and financial condition. Unstable economic, political and social conditions make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. If such conditions persist, our business, financial condition and results of operations could suffer. We cannot project the extent of the impact of the economic environment specific to our industry.

Our Quarterly Revenues Will Likely Be Affected By Various Factors, Including The Timing Of Purchases By Customers and The Seasonal Nature Of Purchasing in Europe.

Our quarterly revenues will likely be affected by various factors, including the seasonal nature of purchasing in Europe. Our revenues may vary from quarter to quarter due to a number of factors, including new product introductions, expiration of distribution agreements, the release of grant and budget funding, future acquisitions and our substantial sales to European customers, who in summer months often defer purchases. In particular, delays or reduction in purchase orders from the pharmaceutical and biotechnology industries could have a material adverse effect on us and could adversely affect our stock price.

The Failure Of Any Banking Institution In Which We Deposit Our Funds Or The Failure Of Such Banking Institution To Provide Services In The Current Economic Environment Could Have A Material Adverse Effect On Our Results Of Operations, Financial Condition Or Access To Borrowings.

The capital and credit markets have been experiencing extreme volatility and disruption. In recent months, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, as well as pressured the solvency of some financial institutions. Some of these financial institutions, including banks, have had difficulty performing regular services and in some cases have failed or otherwise been largely taken over by governments. We deposit our cash and cash equivalents with a number of financial institutions around the world. Should some or all of these financial institutions fail or otherwise be unable to timely perform requested services, we would likely have a limited ability to quickly access our cash deposited with such institutions. If we are unable to quickly access such funds, we may need to increase our use of our existing credit lines or access more expensive credit, if available. If we are unable to access some or all of our cash on deposit, either temporarily or permanently, or if we access existing or additional credit or are unable to access additional credit, it could have a negative impact on our operations, including our reported net income, or our financial position, or both.

We May Not Realize The Expected Benefits From Acquisitions Due To Difficulties Integrating The Businesses, Operations And Product Lines.

Our ability to achieve the benefits of acquisitions depends in part on the integration and leveraging of technology, operations, sales and marketing channels and personnel. The integration process is a complex, time-consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner.

We may have difficulty successfully integrating the acquired businesses, the domestic and foreign operations or the product lines, and as a result, we may not realize any of the anticipated benefits of the acquisitions. Additionally, we cannot assure that our growth rate will equal the growth rates that have been experienced by us and the acquired companies, respectively, operating as separate companies in the past.

Attractive Acquisition Opportunities May Not Be Available To Us In The Future.

We will consider the acquisition of other businesses. However, we may not have the opportunity to make suitable acquisitions on favorable terms in the future, which could negatively impact the growth of our business. In order to pursue such opportunities, we may require significant additional financing, which may not be available to us on favorable terms, if at all. The availability of such financing is limited by the recent tightening of the global credit markets. We expect that our competitors, many of which have significantly greater resources than we do, will compete with us to acquire compatible businesses. This competition could increase prices for acquisitions that we would likely pursue.

If Our Goodwill Or Intangible Assets Become Impaired, We May Be Required To Record A Significant Charge To Earnings.

Under accounting principles generally accepted in the United States, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or other intangible assets may not be recoverable include declines in our stock price and market capitalization or future cash flows projections. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined.

Currency Exchange Rate Fluctuations May Have A Negative Impact On Our Reported Earnings.

We conduct business in functional currencies other than the U.S. dollar, which is our reporting currency. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. Currently, we attempt to manage foreign currency risk through the matching of assets and liabilities. In the future, we may undertake to manage foreign currency risk through additional hedging methods. We recognize foreign currency gains or losses arising from our operations in the period incurred. We cannot guarantee that we will be successful in managing foreign currency risk or in predicting the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates.

We Have A Limited Operating History With Significant Losses And Expect Losses To Continue In The Near Future

We have yet to establish any history of profitable operations. We have incurred annual operating losses of $6,267,169 and $3,025,998 during the years ended December 31, 2008 and 2007 respectively. As a result, at December 31, 2008, we had an accumulated deficit since exiting development stage at December 31, 2007 of $6,267,169 and an accumulated development stage deficit of $44,335,140. To date, our revenues have not been sufficient to sustain our operations. Our profitability will require the successful commercialization of one or more drugs for our territories in Eastern Europe as well as the out-licensing of our internal development programs in Alzheimer's, cancer, cardiovascular disease, and infectious diseases.  The Company has in-licensed products to be marketed and distributed in our Eastern Europe territories. No assurances can be given when this will occur or when we will become profitable.

We Will Need Additional Capital In The Future, But Our Access To Such Capital Is Uncertain.  Failure To Access Such Capital May Cause Us To Cease Operations.

Our current resources are insufficient to fund all of our planned development and commercialization efforts. As of December 31, 2008, we have a working capital deficiency of $5,588,759 and we had cash, and cash equivalents, of approximately $105,641. On March 28, 2007, Samaritan and Pharmaplaz, a private Irish Healthcare company and a shareholder of Samaritan, signed an agreement (the "Pharmaplaz Agreement") to commercialize SP-01A. Under the terms of the agreement, Pharmaplaz is required to pay Samaritan $10 million upfront. To date, under the Pharmaplaz Agreement, the amount of funds received from Pharmaplaz is $2.15 million; $1.4 million and $750,000 were received during the first and fourth quarter of 2007 respectively. On May 15, 2007, the CEO of Pharmaplaz, Michael Macken, signed a personal guarantee and on May 21, 2007 a stock pledge agreement for 943,291 (split-adjusted) shares of Samaritan Pharmaceuticals to guarantee the balance of the $7.85 million. On May 15, 2007, the amount of shares pledged was worth $1,300,742. On December 31, 2008, the last reported market sale price of our Common Stock was $0.07 and the value of the stock pledge was $66,030. As a result of Pharmaplaz's failure to timely pay the remaining balance of 7.85 million, Pharmaplaz is not in compliance with the terms of the Pharmaplaz Agreement. No payments were received in 2008.  During the year 2008, the Company reserved a $3,451,742 note receivable to doubt about collection of the note.  Samaritan recognizes Pharmaplaz’s intention is to pay the remaining balance and its failure is due to an economic slowdown in Ireland. Samaritan will continue to work with Pharmaplaz to collect the past due remaining balance.

At our current level of expenditures and profits from our sales in Eastern Europe, our cash resources are not adequate to meet our requirements into 2009. Our capital needs will depend on many factors, including our research and development activities, the scope and timing of our clinical trial programs, the timing of regulatory approval for our products under development and the successful commercialization of our products. Our needs may also depend on the magnitude and scope of these activities, the progress and the level of success in our clinical trials, the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of collaboration and existing licensing arrangements, the establishment of new collaboration and licensing arrangements and the cost of manufacturing scale-up and development of marketing activities, if undertaken by us. We do not have committed external sources of funding. If adequate funds are not available, we may be required to:

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated minimal revenues and experienced an aggregate accumulated deficit of $50,602,309 through December 31, 2008, comprised of both development stage losses and the 2008 post-development loss. For the year ended December 31, 2008 and 2007, the Company incurred net losses of $6,267,169 and $3,025,998, respectively and used cash flows from operations of $204,557 and $1,347,122, respectively. As of December 31, 2008, the Company had a working capital deficiency of $5,588,759.  These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

If Our Products Do Not Gain Market Acceptance, Our Business Will Suffer Because We Might Not Be Able To Fund Future Operations.

A number of factors may affect the market acceptance of our products or any other products we develop or acquire, including, among others:

•	the price of our products relative to other therapies for the same or similar treatments;
•	the perception by patients, physicians and other members of the health;
•	care community of the safety and effectiveness of our products for their prescribed treatments;
•	the availability of satisfactory levels, or at all, of third party reimbursement for our products and related treatments;
•	our ability to fund our sales and marketing efforts; and
•	the effectiveness of our sales and marketing efforts.

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

The Company's License Agreements May Be Terminated In The Event Of A Breach; The Company Is In Breach Of The Collaboration Agreement

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

Protecting Our Proprietary Rights is Difficult and Costly Which Could Have Material Adverse Effect On Our Business

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

The Company's Success Will Be Dependent Upon The Licenses And Proprietary Rights It Receives From Other Parties, And On Any Patents It May Obtain.  Failure To Obtain Such Rights Could Have A Material Adverse Affect On Our Business.

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

We Are Faced With Intense Competition And Industry Changes, Which May Make It More Difficult For Us To Achieve Significant Market Penetration, Which Could Adversely Affect Our Business.

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

If We Are Unable To Continue Product Development, Our Business Will Suffer, Which Could Adversely Affect Our Business.

Our success depends on our ability to develop our products. We currently do not have sufficient funds to continue the development of our products.  In addition, we may experience difficulties that could delay or prevent the successful development and commercialization of these products. Our products in development may not prove safe and effective in clinical trials. Clinical trials may identify significant technical or other obstacles that must be overcome before obtaining necessary regulatory or reimbursement approvals. In addition, our competitors may succeed in developing commercially viable products that render our products obsolete or less attractive. Failure to successfully develop and commercialize new products and enhancements would likely have a significant negative effect on our financial prospects.

There Is No Assurance That Our Products Will Have Market Acceptance, Which Could Adversely Affect Our Business.

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

There Is Uncertainty Relating To Third-Party Reimbursement, Which Is Critical To Market Acceptance Of Our Products And The Viability Of Our Business.

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

If We Are Unable To Protect Our Intellectual Property, We May Not Be Able To Operate Our Business Profitably, Which Could Have An Adverse Affect On Our Business.

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

We Maintain No General Liability Insurance Policy

Our business exposes us to potential product liability claims that are inherent in the testing, production, marketing, and sale of pharmaceuticals products. We maintain no commercial general liability policy and do not maintain insurance in the amounts or scope sufficient to provide us with adequate coverage. A claim would have to be paid out of cash reserves, which could have a material adverse effect on our business, financial condition, results of operations and cash flows and force us to curtail or cease our operations. In addition, any product liability claim likely would harm our reputation in the industry and our ability to develop and market products in the future.

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

Our Success Will Depend On Our Ability To Attract And Retain Key Personnel.  The Failure To Retain Key Personnel Could Adversely Affect Our Business.

In order to execute our business plan, we need to attract, retain and motivate a significant number of highly qualified managerial, technical, financial and sales personnel. If we fail to attract and retain skilled scientific and marketing personnel, our research and development and sales and marketing efforts will be hindered. Our future success depends to a significant degree upon the continued services of key management personnel, including Dr. Janet Greeson, our Chief Executive Officer, President and Chairman of the Board of Directors, and Dr. Vassilios Papadopoulos, Chief Scientist of the Science of Technology Advisory Committee and our key consultant.   As of December 31, 2008, the Company has accrued compensation for Dr. Janet Greeson of $1,234,455.  We do not maintain key man insurance on either of these individuals. The loss of their services could delay our product development programs and our research and development efforts at the Research Centre of McGill University. In addition, the loss of Dr. Greeson is grounds for our Research Collaboration with the Research Centre of McGill University Health Centre to terminate. In addition, competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense and we cannot be assured that we would be able to recruit qualified personnel on commercially acceptable terms, or at all, to replace them.

We Are Dependent On Third Parties For A Significant Portion Of Our Bulk Supply And The Formulation, Fill And Finish Of Our Product Candidates, The Loss Of Which May Adversely Affect Our Business.

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

RISKS ASSOCIATED WITH AN INVESTMENT IN OUR COMMON STOCK

Our Stock Is Currently Listed On The OTC Pink Sheets Which Limits The Trading Of Our Stock

Our Common Stock currently trades on the OTC Pink Sheets which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges.  This may cause difficulty in obtaining future financing, which could have an adverse affect on our business. Broker-dealers who sell stock on the OTC market must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This document provides information about our Common Stock and the nature and level of risks involved in investing in the OTC market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that our Common Stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. Broker-dealers must also provide customers that hold OTC stock in their accounts with such broker-dealer a monthly statement containing price and market information relating to the OTC stock. If an OTC stock is sold in violation of the OTC stock rules, purchasers may be able to cancel their purchase and get their money back. If applicable, the OTC stock rules may make it difficult for investors to sell their shares of our Common Stock. Because of the rules and restrictions applicable to an OTC market stock, there is less trading in OTC stocks and the market price of our Common Stock may be adversely affected. Also, many brokers choose not to participate in OTC stock transactions. Accordingly, purchasers may not always be able to resell shares of our Common Stock publicly at times and prices that they feel are appropriate.

A Sale Of A Substantial Number Of Shares Of Our Common Stock May Cause The Price Of Our Common Stock To Decline, Which May Cause Difficulty In Obtaining Future Financing.

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

Because We Do Not Intend To Pay Dividends, You May Benefit From An Investment In Our Common Stock Only If It Appreciates In Value.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES

The Company's executive offices are currently located at 2877 Paradise Road, Suite 801, Las Vegas, Nevada 89109. The Company has a 2,500 square foot office space which is rented at a base rent of $4,500.00 per month. In addition, pursuant to a research collaboration, the Research Institute of the McGill University Health Centre provides office and laboratory space at the Samaritan Research Laboratories.

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

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's Common Stock is traded on the Over the Counter Pink Sheets under the symbol "SPHC.PK". The following table sets forth the range of high and low bid prices for our Common Stock for each quarter within the last two (2) fiscal years. Such quotes reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. The quotations may be rounded for presentation.

	FISCAL YEAR ENDED
	December 31, 2008		December 31, 2007
	High	Low	High	Low
First Quarter	$0.45	$0.21	$0.38	$0.17
Second Quarter	$0.39	$0.25	$0.31	$0.16
Third Quarter	$0.40	$0.14	$1.35	$0.16
Fourth Quarter	$0.35	$0.06	$0.84	$0.25

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

During the fiscal year ending December 31, 2008, the Company exchanged 5,695,450 shares of Common Stock for $6,553,044 for services and cash.  During the fiscal year ending December 31, 2007, the Company exchanged 4,384,353 shares of Common Stock for $3,178,072 for services and cash, which includes $231,500 that was actually received during 2006 and recorded as common stock to be issued at 12/31/2006. The Company had no exercise of stock options during 2008.

Issuer Purchase of Equity Securities

We did not make any purchases of our Common Stock during the three months ended December 31, 2008, which is the fourth quarter of our fiscal year.

Holders

As of April 14, 2009, there were approximately 932 holders of record of our Common Stock. This number was determined from records maintained by our transfer agent and does not include beneficial owners of our securities whose securities are held in the names of various dealers and/or clearing agencies.

 The following graph sets forth the cumulative total stockholder return (assuming reinvestment of dividends) to the Company's stockholders during the five-year period ended December 31, 2008, as well as an overall stock market index (AMEX Market Index) and the Company's peer group index (AMEX Biotech Index):

     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN AMONG SAMARITAN PHARMACEUTICALS, NASDAQ MARKET INDEX AND NASDAQ BIOTECH INDEX (1)

[The following information was depicted as a line chart in the printed material]

Company/Index	Base Period
	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
SPHC	100	$264.86	$108.11	$56.76	$14.86	$3.15
Nasdaq Biotech Index	100	$106.13	$109.14	$110.25	$115.30	$89.37
Nasdaq Composite Index	100	$108.59	110.08	$120.56	$132.39	$78.72

1) Assumes $100 Invested On December 31, 2003, Assumes Dividend Reinvested, Fiscal Year Ending December 31, 2008.

The information under "Performance Graph" is not deemed filed with the Securities and Exchange Commission and is not be incorporated by reference in any filing of Samaritan under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this 10-K and irrespective of any general incorporation language in those filings.

ITEM 6. SELECTED FINANCIAL DATA

The information called for by this Item is not applicable to us because we are a small reporting company.

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

During 2008, we significantly reduced our ongoing expenses due to the inability of the Company to raise funds on favorable terms.  Additionally in 2008, Samaritan signed a worldwide exclusive agreement with Taconic Farms to commercialize "The Samaritan Alzheimer's Rat Model."  The "forgetful" rat model is a research tool used by scientists to study the effectiveness of their new drugs to treat Alzheimer's disease.

In 2009, we are seeking to raise additional funds. We are currently operating the Company in a manner that we believe maximizes the value of our business for our creditors and stockholders by focusing on marketing and sales in our territories, as well as continuing our research programs and looking for additional ways to reduce our operating expenses. If we are unable to resolve our situation to raise sufficient additional funds, we would be required to further reduce operating expenses, by, among other things, curtailing significantly or delaying or eliminating part or all of our development programs or scaling back our commercial operations.

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

Marketed Products

Samaritan has collaborative relationships with other pharmaceutical companies to commercialize branded approved prescription products in selected niche territories, such as, in Greece, Albania, Bosnia, Bulgaria, Croatia, Cyprus, Czech Republic, Egypt, FYROM, Hungary, Montenegro, Poland, Romania, Serbia, Slovakia, Slovenia, Syria and Turkey. We use our expertise to register approved drugs with regulatory agencies in the country we have acquired the rights for; and then, upon regulatory approval, we distribute, market and sell these products. We have in-licensed the rights to sell specialty pharmaceutical products, Amphocil from Three Rivers Pharmaceuticals, Infasurf from Ony, Inc, Caphosol, Collatamp, Erwinase, Kidrolase, and the Rapydan pain patch from EUSA, Mepivamol, Methadone, Morphine Sulphate, Naloxone, Naltrexone, Oramorph and Pethidine from Molteni Farmaceutici and Abioklad from Abiogen Pharma. Our efforts are focused on specialist physicians in private practice or at hospitals and major medical centers in our territories. Below is a description of our in-licensed products.

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

Samaritan markets AMPHOCIL(R) in Greece.

CAPHOSOL(R)

CAPHOSOL(R) is a topical oral agent, is a U.S. patented, prescription medical device that lubricates the mucosa and helps maintain the integrity of the oral cavity through its mineralizing potential. The distinguishing feature of CAPHOSOL(R) is its high concentrations of calcium and phosphate ions, which are hypothesized to exert their beneficial effects by diffusing into intracellular spaces in the epithelium and permeating the mucosal lesion in mucositis. Calcium ions play a crucial role in several aspects of the inflammatory process, the blood clotting cascade, and tissue repair and phosphate ions may be a valuable supplemental source of phosphates for damaged mucosal surfaces.

Samaritan has acquired the exclusive rights from EUSA for CAPHOSOL(R) and is negotiating an addendum to the original distribution agreement to include Caphosol(R) for marketing and distribution in Greece and Cyprus. Caphosol(R) is an approved FDA prescription product and is owned by EUSA Pharma and marketed by EUSA Pharma in the U.S.

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

The year 2008 was the last year that Samaritan marketed Elaprase.

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

On March 10, 2008, Samaritan signed an exclusive agreement with EUSA for the marketing and distribution of the product Erwinase(R) in Greece and Cyprus. Erwinase(R) is an approved FDA prescription product and is owned by EUSA Pharma and marketed by EUSA Pharma, in the U.S.

Samaritan is marketing Erwinase(R) in Greece and has a pending marketing application with regulatory authorities in Cyprus to gain country marketing authorization drug approval.

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

Samaritan utilizes the US FDA approved regulatory file in preparing marketing applications for INFASURF(R) with regulatory authorities in Turkey, Serbia, Bosnia, F.Y.R.O.M., Albania, Egypt and Syria to gain country marketing authorization drug approval.

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

Samaritan utilizes the US FDA approved regulatory file in preparing marketing applications for Kidrolase(R) with regulatory authorities in Greece and Cyprus to gain country marketing authorization drug approval.

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

Samaritan utilizes the Italian Ministry of Health approved regulatory file in preparing marketing applications for MEPIVAMOL(R) with regulatory authorities in Greece and Cyprus to gain country marketing authorization drug approval.

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

Samaritan utilizes the Italian Ministry of Health approved regulatory file in preparing marketing applications for NALTREXONE MOLTENI(R) with regulatory authorities in Greece and Cyprus to gain country marketing authorization drug approval.

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

On August 3, 2007, Samaritan signed an exclusive agreement with EUSA for the marketing and distribution of the product Rapydan(R) in Greece and Cyprus. As of October 2008, EUSA no longer markets and distributes the product Rapydan(R).  Rapydan(R) is an approved FDA prescription product under the name SYNERA(R) and is owned by ZARS Pharmaceuticals, Inc. and marketed by Endo Pharmaceuticals, Inc. in the US.

Samaritan markets Rapydan(R) in Greece. The Company has a pending marketing application with regulatory authorities in Cyprus to gain country marketing authorization drug approval.

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

The year 2008 was the last year that Samaritan marketed Replagal.

Sales and Marketing

We in-license products that focus on targeting healthcare providers, managed healthcare organizations, specialty distribution companies, government purchasers, and payers.

Product Candidates

A significant portion of our operating expenses are related to the research and development of investigational-stage product candidates. Research and development expenses for the years ended December 31, 2008 and 2007 were $1,634,304 and $1,983,194 respectively.  We limited the research and development of our product candidates due to the lack of financing for the Company.

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

Alzheimer's disease

SP-233

Caprospinol (SP-233) is a novel Alzheimer's drug candidate that Samaritan believes has the potential to clear beta-amyloid plaque from the brain; a problem that most researchers today believe is the cause of Alzheimer's. Samaritan filed an IND application for Caprospinol on October 30, 2006 and was subsequently granted an IND number by the FDA. The Company believes that Caprospinol could be a significant breakthrough in the treatment of Alzheimer's, and plans to provide the information requested by the FDA in order to continue moving our Caprospinol development program forward.  Additionally, the Company has submitted annual reports to the FDA to keep the IND active.

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

On May 20, 2008, Samaritan announced that it was awarded US patent No: US 7,354,906 B2, entitled "Composition of Anti-HIV drugs and Anti-Cortisol compounds and Methods for Decreasing the Side Effects of Anti-HIV drugs in Humans" by the Director of the United States Patent and Trademark Office.  Additionally, Samaritan has licensed SP-01A to Pharmaplaz.

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

Therefore, based on its favorable in-vitro inhibition data, Samaritan is developing a Phase I clinical study protocol for SP-30 as a potential oral adjuvant therapeutic in the treatment of HCV infected individuals. Additionally, the Company is seeking a partnership to further develop SP-30.

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

The Company has an active IND to test SP-6300 in humans.  Additionally, the Company is seeking a partnership to further develop SP-6300.

SP-6310

In analyzing the data from clinical study SII-101 and preclinical studies, Samaritan Pharmaceuticals learned that SP-6310 (procaine hydrochloride), given orally, may be a potential therapy for the normalization of both low and high urinary cortisol levels in HIV-infected patients.

Samaritan Pharmaceuticals has an active IND (Investigational New Drug) application for SP-6310 in the treatment of HIV-infected patients with abnormal cortisol levels.

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

During the year 2008, the Company reserved a $3,451,742 note receivable to doubt about collection of the note.  As a result of Pharmaplaz's failure to timely pay the remaining balance, Pharmaplaz is not in compliance with the terms of the Pharmaplaz Agreement. Samaritan recognizes Pharmaplaz’s intention is to pay the remaining balance and its failure is due to an economic slowdown in Ireland. Samaritan will continue to work with Pharmaplaz to collect the past due remaining balance.

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

As of April 6, 2009, Siraeo has sent a termination letter stating that unless Samaritan Ireland brings the alleged amount in arrears current, then the agreement is terminated.  Samaritan Ireland and Siraeo remain in dispute over the termination and the process of this Agreement, as Samaritan Ireland maintains it has certain rights under the agreement.  No accrual for any alleged monies has been made as of December 31, 2008, as it is managements’ position that there are no monies due to Siraeo under the Agreement.

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

On June 1, 2008, Samaritan signed an amendment to the above agreement with EUSA for the marketing and distribution of the product COLLATAMP(R) in Greece and Cyprus.  Collatamp(R) is an approved FDA prescription product owned by EUSA Pharma and marketed by EUSA Pharma in the U.S.

Samaritan has acquired the exclusive rights from EUSA for CAPHOSOL(R) and is negotiating an addendum to the original distribution agreement to include Caphosol(R) for marketing and distribution in Greece and Cyprus. Caphosol(R) is an approved FDA prescription product and is owned by EUSA Pharma and marketed by EUSA Pharma in the U.S.

EUSA Pharma is a specialty pharma company with a strong and growing portfolio of specialty hospital medicines which has been built through the acquisition of Talisker Pharmaceuticals in July 2006 and OPI in March 2007. Its primary marketed products are Erwinase(R), Kidrolase(R), Fomepizole(R), and Xenazine(R). In addition, it has an active development pipeline including candidates in rheumatoid arthritis and Alzheimer’s disease, schizophrenia and Lambert Eaton Syndrome.

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

At December 31, 2008, we had an accumulated deficit since exiting development stage at December 31, 2007 of $6,267,169 and an accumulated development stage deficit of $44,335,140. We expect losses to continue for the near future, and such losses will likely increase as human clinical trials are undertaken in the United States. Future profitability will be dependent upon our ability to complete the development of our pharmaceutical products, obtain necessary regulatory approvals and effectively market such products. In addition, future profitability will require the Company to establish agreements with other parties for clinical testing, manufacturing, commercialization, and sale of our products.

Liquidity and Capital Resources

The following table sets forth our consolidated net cash provided by (used in) operating, investing and financing activities for each of the years in the two-year period ending December 31:

	2008	2007
Cash provided by (used in):
Operating activities	$(204,557)	$(1,347,122)
Investing activities	$(203,373)	$(456,130)
Financing activities	$226,000	$1,348,748

As of December 31, 2008, the Company's cash position was $105,641. We are continuing efforts to raise additional capital and to execute our research and development plans. Even if we are successful in raising sufficient money to carry out these plans, additional clinical development is necessary to bring our products to market, which will require a significant amount of additional capital.

On March 28, 2007, Samaritan and Pharmaplaz, a private Irish Healthcare company and a shareholder of Samaritan, signed an agreement (the "Pharmaplaz Agreement") to commercialize SP-01A. Under the terms of the agreement, Pharmaplaz is required to pay Samaritan $10 million upfront. To date, under the Pharmaplaz Agreement, the amount of funds received from Pharmaplaz is $2.15 million; $1.4 million and $750,000 were received during the first and fourth quarter of 2007 respectively. On May 15, 2007, the CEO of Pharmaplaz, Michael Macken, signed a personal guarantee and on May 21, 2007 a stock pledge agreement for 943,291 (split-adjusted) shares of Samaritan Pharmaceuticals to guarantee the balance of the $7.85 million. On May 15, 2007, the amount of shares pledged was worth $1,300,742. On December 31, 2008, the last reported market sale price of our Common Stock was $0.07 and the value of the stock pledge was $66,030.  As a result of Pharmaplaz's failure to timely pay the remaining balance of 7.85 million, Pharmaplaz is not in compliance with the terms of the Pharmaplaz Agreement. No funds were received in 2008.

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

Cash used in operating activities during the twelve month (12) period ending December 31, 2008 was $(204,557), as compared to $(1,347,122) for the twelve (12) month period ending December 31, 2007. This decrease is primarily attributable to the inception of licensing and product revenue as represented by receivables and a reduction in research activity.

Cash used in investing activities was $(203,373) for the twelve (12) month period ending December 31, 2008, as compared to $(456,130) for the twelve (12) month period ending December 31, 2007. Cash used for both years is primarily attributable to investments and patent registration costs.  Activity from 2006 reflects proceeds from the liquidation of certificates of deposit offset by investing activity such as the purchase of equipment and patent registration costs. Activity from 2007 reflects the continuing investment in patent registration costs. There were no CDs liquidated during 2007.

Cash provided by financing activities was $226,000 for the twelve (12) month period ending December 31, 2008, as compared to was $1,348,748 for the twelve (12) month period ending December 31, 2007, a decrease of $1,122,748, or eighty-three percent (83%). During 2008, the Company did not draw from its equity financing source, as compared to 2007, when the Company drew $480,000.   Additionally, cash raised from private placements declined from approximately $570,000 during 2007 to $20,000 in private placements during 2008.

Current assets as of December 31, 2008 were $3,229,827 as compared to $2,232,040 as of December 31, 2007. This increase of $997,787, or forty-five percent (45%), is primarily attributable to recording receivables from the overseas product sales. Current liabilities as of December 31, 2008 were $8,818,586 as compared to $2,526,211 as of December 31, 2007, an increase of $6,292,375 or two hundred forty-five percent (249%). Such increase is the result of product costs relating to the overseas product sales, officer compensation, and loans from shareholders and officers. As of December 31, 2008, the Company had a working capital deficiency of $5,588,759.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated minimal revenues and experienced an accumulated deficit of $50,602,309 through December 31, 2008. For the year ended December 31, 2008 and 2007, the Company incurred net losses of $6,267,169 and $3,025,998, respectively and had a net cash used in operating activities of $(204,557) and $(1,347,122), respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our current resources are insufficient to fund all of our planned development and commercialization efforts. As of December 31, 2008, we have a working capital deficiency of 5,588,759 and we had cash and cash equivalents of approximately $105,641. We have out-licensed our SP-01A and in-licensed the rights to sell Amphocil from Three Rivers Pharmaceuticals, Infasurf from Ony, Inc, Mepivamol, Methadone, Morphine Sulphate, Naloxone, Naltrexone, Oramorph, and Pethidine from Molteni Pharmaceuticals, Caphosol, Collatamp, Erwinase, Kidrolase, and Rapydan from EUSA Pharma and Abioklad from Abiogen Pharma to meet our cash needs. We intend to continue to explore avenues to obtain additional capital through private placements, if we are unable to obtain additional financing, we might be required to delay, scale back or eliminate selected research and product development programs or clinical trials, or be required to license third parties to commercialize products or technologies that we would otherwise undertake ourselves, or cease certain operations all together. Any of these options might have a material adverse effect upon the Company. If we raise additional funds by issuing equity securities, dilution to stockholders may result, and new investors could have rights superior to existing holders of shares. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would have a material adverse effect on our business, operating results, financial condition and prospects.

As of the year ended December 31, 2008, the Company had borrowed an aggregate of $506,000 on a short-term basis pursuant to the terms of promissory notes from the Company and in favor of a related party lender (the "Notes"). Proceeds from each of the loans funded the Company's continuing operating expenses, ongoing expenses, legal and accounting fees, as well as for working capital and other contingencies. Under the terms of the Notes issued by the Company to the lender, the Company is required to: (i) pay interest at a rate of 16% per annum and ii) 100% warrant coverage. The principal and interest due on the Notes are due on demand. The Notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party or from the cash flow from the Company's operations. The prior notes of $300,000 that the Company borrowed in 2007 were renegotiated to match the terms of notes issued during the first quarter of 2008. The Notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party or from the cash flow from the Company's operations.

Results of Operations For The Twelve (12) Months Ending December 31, 2008 As Compared To The Twelve (12) Months Ending December 31, 2007

During the years ending December 31, 2008 and 2007, we had sales revenue of $4,187,469 and $4,687,945 respectively.  During the year December 31, 2007, we incurred research expenditures pursuant to grants we received from the U.S. Department of Health and Human Services. We recognized grant revenue of $205,000, the extent of such qualifying expenditures for 2007.

We incurred research and development expenses of $1,634,304 for the year ended December 31, 2008, as compared to of $1,983,194 for the year ended December 31, 2007. This decrease of $348,890, or eighteen percent (18%), was primarily attributable to (a) entering into the latter stage of our Phase IIb HIV clinical trial, (b) decreased expenses incurred to development of SP-01A, and (c) less work during this time period to complete the chemistry, manufacturing and controls (CMC) section of New Drug Application for the FDA. Subject to available funding, we expect that research and development expenditures relating to drug discovery and development will increase in 2009 and into subsequent years due to FDA clinical trials which include the continuation and expansion of clinical trials (i) our Alzheimer's drug program, (ii) the initiation of trials for other potential indications and (iii) additional study expenditures for potential pharmaceutical candidates. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of preclinical testing and clinical trial-related activities.

General and administrative expenses decreased to $3,784,615 for the year ended December 31, 2008, as compared to $4,285,872 for the year ended December 31, 2007. This decrease of $501,257 or fourteen percent (12%) was primarily attributable to curtailment of activity in the United States as a result of our lack of liquidity~~.~~

Depreciation and amortization amounted to $162,819 for the year ended December 31, 2008, as compared to $184,967 for the year ended December 31, 2007. This decrease of $22,148 or twelve percent (12%) was primarily attributable to expiration of depreciation on laboratory equipment.

Net interest (income) expense amounted to $96,125 and $(13,897) for the years ending December 31, 2008 and 2007, respectively. The credit balance in the interest expense account is due to offsetting interest earned from holding our cash in notes receivable and certificates of deposits. During 2008 and 2007, the Company received loans in order to continue to operate. Interest expense reflects both interest accruals related to such loans and factoring interest on the European accounts receivable.

Comprehensive income is due to the payment in foreign currency of operations that occur in Ireland and Greece. The amount of the gain or loss is a function of the relative strength of the American dollar to the Euro. At December 31, 2008, the balance of the foreign currency translation loss was $103,356.

We had a net loss of $6,267,169 for the year ended December 31, 2008, as compared to $3,025,998 for the year ended December 31, 2007. The loss per share for the yearly periods was $0.20 and $0.11 per share, respectively, for 2008 and 2007 per share. The increased loss of $3,241,171 reflects the stages of the Company’s maturing technology rights as the Company markets both licensing and product and because , the Company reserved  the note receivable from Pharmaplaz and  reserved  a portion of the Company’s  account receivable  resulting from  our sales in Greece.

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

We incurred research and development expenses of $1,983,194 for the year ended December 31, 2007, as compared to of $4,667,053 for the year ended December 31, 2006. This decrease of $2,683,859, or fifty-eight percent (58%), was primarily attributable to (a) entering into the latter stage of our Phase IIb HIV clinical trial, (b) decreased expenses incurred to development of SP-01A, and (c) less work during this time period to complete the chemistry, manufacturing and controls (CMC) section of New Drug Application for the FDA. Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the level of preclinical testing and clinical trial-related activities.

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

Other comprehensive income (loss) is comprised of two components. The Company invests in marketable securities to earn a return on cash not needed in the short-term. Temporary, unrealized gains and losses are recorded to reflect changes in the market value of the temporary investments as they occur. There were no marketable securities owned during 2007.  During 2006, there was a realized loss of $3,160 on the liquidation of the CD. The other component of comprehensive income is due to the payment in foreign currency of operations that occur in Ireland and Greece. The amount of the gain or loss is a function of the relative strength of the American dollar to the Euro. At December 31, 2007, the balance of the foreign currency translation gain was $60,525.

We had a net loss of $3,025,998 for the year ended December 31, 2007, as compared to $7,572,746 for the year ended December 31, 2006. The loss per share for the yearly periods was $0.11 and $0.29 per share, respectively, for 2007 and 2006 per share. The decreased loss of $4,546,748 reflects the stages of the Company’s maturing technology rights as the Company markets both licensing and product.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not engage in trading market-risk sensitive instruments and do not purchase hedging instruments or other than trading instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. As of the year ended December 31, 2008, the Company had borrowed an aggregate of $506,000 on a short-term basis pursuant to the terms of promissory notes from the Company and in favor of each of the individual lenders (the "Notes"). Proceeds from each of the loans funded the Company's continuing operating expenses, ongoing expenses, legal and accounting fees, as well as for working capital and other contingencies. Under the terms of the Notes issued by the Company to each lender, the Company is required to: (i) pay interest to each Lender at a rate of 16% per annum and ii) 100% warrant coverage. The principal and interest due on the Notes are due on demand. The Notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party or from the cash flow from the Company's operations. The prior notes of $300,000 that the Company borrowed in 2007 were renegotiated to match the terms of notes issued during the first quarter of 2008. Currently, the Company is not in compliance with the terms of the Notes, since the Company is in arrears on its interest payments.  We have not entered into any forward or future contracts, and have purchased no options and entered into no swaps. We have no credit lines or other borrowing facilities, and do not view ourselves as subject to interest rate fluctuation risk at the present time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Samaritan Pharmaceuticals, Inc. financial statements, schedules and supplementary data, appear in a separate section of this report beginning with page F-1.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2008. Our management has concluded, based on their evaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria. This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(c) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of our executive officers, directors, key employees and key consultants as of the date hereof:

Name	Age	Served Since	Position(s) with Company
Dr. Janet R. Greeson (3)	66	10/19/1997	CEO, President and Chairman of the Board
Mr. Eugene J. Boyle (4)	43	05/20/2000	CFO, COO and Director
Dr. Thomas Lang	57	06/20/2004	Chief Drug Development Officer
Mr. Yannis Kalantzakis	44	11/01/2008	Managing Director, Samaritan Europe
Ms. Kristi C. Eads	39	11/20/2000	VP Business Development, Corporate Sec.
Mr. George Weaver	44	07/20/2003	Regulatory Affairs Officer
Ms. Dianne Thompson	46	10/01/2006	Comptroller
Mr. Barrie Fuller	60	07/05/2005	VP Business Development
Mr. Jacinto L. Ayala (1)(3)(6)(7)	56	12/05/2007	Director
Mr. Robert W. Crane (1)(2)(4)(7)	65	12/05/2007	Director
Mr. Julio L. Garcia (5)	51	08/14/2007	Director
Mr. Welter “Budd” Holden (1)(3)	77	10/19/1997	Director
Dr. Laurent Lecanu (5)	40	06/10/2005	Director
Ms. Cynthia C. Thompson (2)(4)(6)(7)	49	03/19/1999	Director
Mr. H. Thomas Winn (2)(5)(6)	69	03/19/1999	Director
Dr. Vassilios Papadopoulos	48	03/20/2001	Chief Scientist and Key Consultant

(1)	Member of the Nominating Committee.
(2)	Member of the Internal Control Committee.
(3)	Class I Director, term expires 2010.
(4)	Class II Director, new term expires 2009.
(5)	Class III Director, term expires 2011.
(6)	Member of the Audit and Finance Committee.
(7)	Member of the Compensation and Governance Committee.

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

Dr. Christos Dakas, D.Pharm., Ph.D.  Dr. Christos Dakas, joined Samaritan in June 2005 to oversee European operations, including Samaritan Pharmaceuticals Ireland. Dr. Dakas served as an executive with Arriani Pharmaceuticals for the two years prior to joining Samaritan and had a successful career in various other executive positions with Gerolymatos, and Genesis Pharma. A pharmaceutical chemist by training with a number of published papers, he holds degrees from the University of Toronto, Kings College of University of London, and the University of Wales in Cardiff.  In December 2008, Dr. Dakas resigned his position with Samaritan for personal reasons.

Mr. Yannis Kalantzakis.  Yannis Kalantzakis joined Samaritan in June 2008 and in December 2008 became Managing Director of Samaritan Europe, succeeding Dr. Dakas.  Prior to joining Samaritan, Mr. Kalantzakis had a successful career in various executive positions with Abbott Diagnostics in Greece from December 1989-September 1992; Armour Pharmaceuticals from October 1992-July 1995, Brahms Diagnostika GmbH from August 1995-December 1997, and Fresenius Kabi AG in Germany from January 1998-July 2004 before heading the operations of Fresenius Kabi Hellas S.A. in Greece as Managing Director. Mr. Kalantzakis was then employed by the Minister of Health from August 2004 to May 2006 to manage and direct the Health Care Region of Crete, including 9 public hospitals, 14 health care centers, 9 welfare institutions and 121 GP offices.  From May 2006 to June 2008, Mr. Kalantzakis held various consulting positions where he established two small companies for home care nursing services and consulting services for health care management and has a number of published papers, political interviews and scientific congress' presentations.  Mr. Kalantzakis holds a degree in Biology from the University of Athens, School of Science in 1989.

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

Ms. Dianne Thompson. Ms. Thompson is the Comptroller of Samaritan Pharmaceuticals and the Senior V.P. of Public Affairs & Development for the Samaritan Innovative Science Foundation (SISF). For the two years prior to joining SISF in June 2005, Ms. Thompson was a financial consultant to various companies. Ms. Thompson received her BS in Business Administration and Economics from Notre Dame de Namur University, Belmont, California, and her MBA from Pepperdine University, Malibu, California. Ms. Thompson founded her own business management consulting company in 1998 and has had a vast array of clients in both the for-profit and nonprofit sectors.

Mr. Barrie Fuller.  Vice President of Business Development, joined Samaritan Pharmaceuticals in 2005, and has functioned as Vice President of Samaritan since March of 2008. Mr. Fuller works as part of Samaritan's business development team to increase the Company’s opportunities for licensing and partnering deals and as a direct liaison with the Company’s shareholders.   Prior to joining Samaritan, Mr. Fuller worked for MGM Grand properties as an engineer within the Bellagio Hotel & Casino property for seven years.

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

Mr. Welter "Budd" Holden. Mr. Holden is a co-founder, has served as a director since 1997, is a member of the Nominating and Corporate Governance Committee. Mr. Holden has assisted the Company in recruiting and networking patients for clinical trials. He is a well-known designer who has consulted with the rich and famous throughout his whole life. He is a renowned networker and has presented Samaritan to many of his past clients and venture capital groups, including principals of pharmaceutical companies. Mr. Holden is the Chairman of our Business Advisory Board and acts as liaison to the "Samaritan Innovative Science Foundation". He received his B.A. in architectural and interior design from the Pratt Institute in New York, New York.

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

Relationships Among Directors or Executive Officers

Dr. Greeson and Mr. Boyle are mother and son.  Mr. Fuller is the son-in-law of Dr. Greeson.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of equity securities, to file reports with the Securities and Exchange Commission reflecting their initial position of ownership on Form 3 and changes in ownership on Form 4 or Form 5. Based solely on a review of the copies of such Forms received by us, we believe that, during the fiscal year ended December 31, 2008, all of our officers, directors and ten percent stockholders complied with all applicable Section 16(a) filing requirements on a timely basis.

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

The Board of Directors and Committees

The Board held in person meetings, conference calls or unanimous consents thirty-four (34) times during the fiscal year ended December 31, 2008, of which thirty-three (33) were unanimous actions adopted by the Board. Every director attended more than seventy eight (78%) percent of the total number of meetings of the Board. The Company has formed, by determination of the Board, an Audit Committee, with Mr. H. Thomas Winn as Chairman, who is an independent director and a financial expert as used in Item 7(d)(3)(iv) of Schedule 14A (240.14a -101 of this chapter) under the Exchange Act. The Audit Committee held four (4) meetings during the fiscal year ended December 31, 2008. The Compensation Committee, with Independent Director Ms. Cynthia C. Thompson as Chairman, held four (4) meetings during the fiscal year ended December 31, 2008. The Nomination Committee, with Independent Director Jacinto L. Ayala as Chairman, held one (1) meeting during the fiscal year ended December 31, 2008.

Class I directors shall serve until the 2010 annual meeting, Class II directors shall serve until the 2009 annual meeting and Class III directors shall serve until the 2011 annual meeting. Each director elected shall serve until his successor is elected and duly qualified.

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

Elements of Compensation

Executive compensation consists of the following elements:

Base Salary. The Compensation Committee considers peer data as well as individual performance when approving base salaries for executive officers. The Compensation Committee evaluates individual performance based on the achievement of corporate or divisional operating goals and subjective criteria, as well as the Chief Executive Officer's evaluation of the other executive officers. No specific weight is assigned to any particular factor. The Company is currently negotiating new agreements with the Dr. Janet Greeson, Mr. Eugene Boyle and Dr. Thomas Lang.  Each executive has agreed to work under the prior terms of the agreement until new employment agreements are negotiated at arm's length with the Compensation Committee.  The prior employment agreements provide for a minimum annual base salary. In setting base salaries, the Board has considered (a) the contributions made by each executive to our Company, (b) compensation paid by peer companies to their executive officers and (c) outside compensation reports. In 2008, all executive officers received salary increases of approximately five percent (5%) reflecting competitive trends, general economic conditions as well as a number of factors relating to the particular individual, including the performance of the individual executive, and level of experience, ability and knowledge of the job.

Bonuses. The Compensation Committee has the authority to award discretionary bonuses to our executive officers. The incentive bonuses are intended to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives vary depending on the individual executive, but relate generally to strategic factors such as a) initial signing of an employment agreement; b) upon acceptance of filing of a new drug application by the FDA; c) the FDA approval to move from one phase to the next phase in the FDA application process; d) pharmaceutical sales goals achieved e) completion of an in-licensing contract; f) completion of an out-licensing contract; and g) increases in market capitalization. The Compensation Committee did not make any cash bonuses to the executive officers in 2008.

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

Chief Executive Officer Compensation. The Compensation Committee uses the same factors in determining the compensation of the Chief Executive Officer as it does for the executive officers. The Chief Executive Officer's base salary for Fiscal 2008 was $531,884, and as of December 31, 2008, the Chief Executive Officer has accrued compensation of $1,234,455 which could be converted into restricted shares, at the executive's option. The Chief Executive Officer received other compensation as indicated in the Summary Compensation Table.

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

The Compensation Committee has reviewed and discussed this Compensation Discussion & Analysis (CD&A) with management. Based on the review and discussions, the Compensation Committee recommended to the Board that the CD&A be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, for filing with the SEC and as applicable, the Company's proxy or information statement.

The foregoing report is provided by the following directors, who constitute the Compensation Committee:

The Compensation Committee:

Ms. Cynthia C. Thompson (Chairman) Mr. Jacinto L. Ayala Mr. Robert Cran

Summary Compensation Table

Name And Principal Position	Year	Salary $	Bonus $	Stock Awards $ (6)	Option Awards $	Non-Equity Incentive Plan Compen- sation	Change In Pension Value and Non qualified Deferred Compen-sation Earnings $	All Other Compen sation $(8), (9)	Total $
Dr. Janet R. Greeson	2008	531,884	-0-	-0-	-0-	-0-	-0-	14,387	546,271
CEO, President and	2007	506,556	-0-	-0-	93,025	-0-	-0-	16,773	616,354
Chairman of the Board (1), (2),(5)	2006	482,434	-0-	-0-	-0-	-0-	-0-	10,799	493,233

Mr. Eugene J. Boyle	2008	354,589	-0-	-0-	-0-	-0-	-0-	14,317	368,906
CFO and COO (1), (3),(5)	2007	337,704	-0-	-0-	69,769	-0-	-0-	16,633	424,106
	2006	321,622	-0-	-0-	-0-	-0-	-0-	9,213	330,835

Dr. Thomas Lang	2008	357,417	-0-	-0-	-0-	-0-	-0-	17,367	374,784
Chief Drug Development	2007	340,397	-0-	-0-	-0-	-0-	-0-	22,733	363,130
Officer (4)	2006	324,188	-0-	-0-	-0-	-0-	-0-	15,190	339,378

Dr. Christos Dakas (11)	2008	207,754	-0-	-0-	-0-	-0-	-0-	18,201	225,955
Managing Director - Samaritan	2007	197,861	-0-	-0-	62,213	-0-	-0-	18,201	278,275
	2006	136,075	-0-	-0-	-0-	-0-	-0-	16,611	152,686

Mr. George Weaver(1)	2008	142,967	-0-	-0-	-0-	-0-	-0-	9,791	152,758
Regulatory Affairs	2007	136,159	-0-	-0-	27,908	-0-	-0-	16,882	180,949
	2006	129,675	-0-	-0-	10,428	-0-	-0-	8,386	148,489

1)  The following executives have accrued compensation as of December 31, 2008, Dr. Janet Greeson, $1,234,455, Eugene Boyle, $735,352, George Weaver, $172,665 and Dr. Thomas Lang, $291,058. Each executive has the option to convert their respective accrued compensation into restricted shares. In 2006, George Weaver exercised his option and the Board of Directors approved the conversion of $90,000 into restricted shares.

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

4)  On June 1, 2004, the Company entered into an employment agreement with Dr. Thomas Lang pursuant to which Dr. Lang shall serve as the Company's Chief Drug Development Officer for a term of four (4) years. Dr. Lang is entitled to a base salary of $300,000 per year which may be paid in stock pursuant to a formula as set forth in the agreement. Dr. Lang is entitled to receive bonus payments of $50,000 for each Investigational New Drug Applications "granted" by the FDA. Dr. Lang received a one-time signing bonus of 100,000 options to purchase our Common Stock at $1.00 per share, such options to expire after three (3) years. Dr. Lang is entitled to moving expenses up to $30,000. Dr. Lang shall receive a grant of 1,200,000 options, one-quarter (1/4) of which shall vest each year. The price of the options shall be $1.08 with a term of ten (10) years. Upon termination of the employment agreement, such 1,200,000 options (vested and non-vested) shall expire within thirty (30) days thereafter. Dr. Lang shall have the opportunity to participate in all of the Company's qualified defined benefit and defined contribution retirement plans (subject to eligibility requirements in such plans), three (3) weeks paid vacation and paid holidays observed by the Company. The agreement between the Company and Dr. Thomas Lang has expired.

5)  During calendar year 2008, Dr. Janet Greeson and Eugene Boyle withdrew restricted shares for an aggregate value of $70,599 and $55,583 respectively from the Samaritan Deferred Compensation Plan which was contributed to the Plan prior to the year 2005.  During calendar year 2007, Dr. Janet Greeson and Eugene Boyle withdrew restricted shares for an aggregate value of $280,000 and $70,000 respectively from the Samaritan Deferred Compensation Plan which was contributed to the Plan prior to the year 2005.

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

9)  If an officer or director made a loan to the Company and received options and interest, the amounts resulting from that loan were excluded from the above calculations.  Please see Note 3S - Summary Of Significant Accounting Policies regarding the compensation for loans made to the Company.

10)  Dr. Christos Dakas left the company in the fourth quarter of 2008.

Grants of Plan-Based Awards

There were no options granted to purchase shares of our Common Stock under the Option Plan to the executive officers in exchange for services in their capacity as an executive or director.  The following table shows the number of options granted and the exercise price per share.

All Other
Option
Awards:
		Number of		Grant Date
		Securities		Fair Value
		Underlying	Exercise or Base	Of Stock &
	Grant	Options	Price of Option	Option Awards
Name	Date	(#)	($/Share)	($)
Dr. Janet R. Greeson (1)	-	-0-	-0-	-0-

(1)  If an officer or director made a loan to the Company and received options and interest, the amounts resulting from that loan were excluded from the above calculations.  Please see Note 3S - Summary of Significant Accounting Policies regarding the compensation for loans made to the Company.

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

Material Terms of Employment Contracts of Named Executive Officers

We do not have employment agreements with Dr. Janet Greeson, Mr. Eugene Boyle, Dr. Thomas Lang and Mr. George Weaver, however, each executive has agreed to work under the prior employment agreement until a new employment agreement can be negotiated with the Compensation Committee. Under the prior employment agreements, each executive works for a base salary, with a minimum five (5%) annual increase for subsequent years. Each executive also received our standard employee life, disability, long-term care (after five years of service), health insurance benefits, and car allowances. Each executive may also be entitled to receive additional compensation for achieving the following events:

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

Each executive has also signed an agreement that requires the executive to assign inventions and other intellectual property to Samaritan Pharmaceuticals which they conceive or reduce to practice during employment and for such period as the Company pays severance, contains protective provisions concerning confidential information, non-competition and non-solicitation of employees, and provides for indemnification of each executive.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the unexercised options to purchase shares of our Common Stock granted under the Option Plan to the executive officers named in the Summary Compensation Table and held by them at December 31, 2008.

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Number of Securities Underlying Unexercised Option Exercise Price	Option Expiration Date
Janet Greeson(1)	255,369	-0-	3.48	12/31/2011
	255,369	-0-	3.48	01/02/2012
	296,614	-0-	3.48	04/25/2012
	430,373	-0-	3.48	01/15/2013
	467,892	-0-	2.04	01/02/2014
	241,035	-0-	3.48	01/02/2014
	250,000	-0-	.49	12/14/2017
Eugene Boyle	127,685	-0-	3.48	12/31/2011
	127,684	-0-	3.48	01/02/2012
	74,154	-0-	3.48	04/25/2012
	215,187	-0-	3.48	01/15/2013
	265,015	-0-	2.04	01/02/2014
	89,450	-0-	3.48	01/02/2014
	440,182	-0-	5.58	01/05/2015
	187,500	-0-	.49	12/14/2017
Thomas Lang	200,000	-0-	6.48	06/01/2014
Christos Dakas	75,000	-0-	.49	12/14/2017
	75,000	-0-	.50	12/19/2017
George Weaver	8,334	-0-	2.04	01/02/2014
	10,000	-0-	1.50	12/15/2011
	75,000	-0-	.49	12/14/2017

(1) If an officer or director made a loan to the Company and received options and interest, the amounts resulting from that loan were excluded from the above calculations.  Please see Note 3S - Summary of Significant Accounting Policies regarding the compensation for loans made to the Company.

Option Exercises and Stock Vested

The following table sets forth information with respect to the option exercises and stock vested as of December 31, 2008:

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

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

The Company has established "Rabbi Trust" agreements for the benefit of select management and highly-compensated employees and has appointed a trustee that is a non-director and officer providing for the payment out of the assets of the Rabbi Trust agreements accrued under the Company's various employment agreements and other employment arrangements as the Company may specify from time to time. The Rabbi Trust agreements would become irrevocable upon a change of control of Samaritan. The Company may make contributions to the Rabbi Trust agreements from time to time, and additional funding may be required upon a change of control. To the extent funded, the Rabbi Trust agreements are to be used, subject to their terms and to the claims of the Company's general creditors in specified circumstances, to make payments under the terms of the benefit plans, employment agreements and other employment arrangements as the Company may specify from time to time. To date, only restricted shares have been deferred into the nonqualified deferred compensation plan, thus the plan will be settled in restricted shares.

Name	Executive Contributions in Last FY $	Registrant Contributions in Last FY $	Aggregate Earnings in Last FY $	Aggregate Withdrawals/ Distributions (2) $	Aggregate Balance at Last FYE (2) (3) $
Janet Greeson (1)	-0-	-0-	-0-	164,731	115,104
Eugene Boyle (1)	-0-	-0-	-0-	129,693	84,153
Thomas Lang (1)	-0-	-0-	-0-	-0-	-0-
Christos Dakas (1)	-0-	-0-	-0-	-0-	3,922
George Weaver (1)	-0-	-0-	-0-	-0-	11,239

1)
As of December 31, 2008, the Company has issued 5,288,476 shares into the Rabbi Trust with the following credit allocation: Dr. Janet Greeson 2,302,070; Mr. Eugene J. Boyle 1,683,065; Mr. Christos Dakas 78,456; Mr. George Weaver 224,785; Ms.  Kristi Eads 50,625; Ms. Dianne Thompson 21,376; Mr. Barrie Fuller 11,250; Mr. Jacinto L. Ayala 67,500; Mr. Robert W. Crane 52,500; Dr. Julio Garcia 37,500; Mr. Welter “Budd” Holden 126,373; Dr. Erasto R. C. Saldi 40,834; Ms. Cynthia C. Thompson 191,667; Mr. H. Thomas Winn 150,834 and Dr. Vassilios Papadopoulos 249,641.

2)	If applicable, the calculations take into account a thirty percent discount to the market price if there is a restriction to the stock.
3)	The $0.07 price per share of the Company's securities is the closing market price as of December 31, 2008.

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

In the event the named executive officers were terminated without "cause" or they terminated their employment for "good reason" following a change of control, the named executive officers would receive the following severance payments (based on current salary rates, the average bonuses of the named executive officers for the last three fiscal years as the highest bonus and additional retirement benefits). Assuming the employment of our executive officers were to be terminated without cause (whether through constructive termination or otherwise) on December 31, 2008, the following individuals would be entitled to payments in the amounts set forth: Dr. Janet Greeson, $1,595,652; Eugene Boyle, $709,178; Dr. Thomas Lang, $478,939; and George Weaver, $260,200. The foregoing does not include any amounts that would be payable under the "gross-up" provisions of the change of control employment agreements, or any amounts attributable to the accelerated vesting of equity awards upon a change of control.

Director Compensation Table

The following director compensation table sets forth the total annual compensation paid or accrued by the Company to or for the account of each member of the Board of the Company except the Chief Executive Officer, Dr. Janet Greeson, and Chief Financial Officer, Mr. Eugene Boyle, who receive no additional compensation in their individual capacity as Board members:

Name (1)	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Change In Pension Value And Nonqualified Deferred Compensation Earnings	All Other Compensation $	Total $
Jacinto L. Ayala	-0-	5,400	-0-	-0-	-0-	-0-	5,400
Robert Crane	-0-	4,200	-0-	-0-	-0-	-0-	4,200
Julio Garcia	-0-	3,000	-0-	-0-	-0-	-0-	3,000
Welter "Budd" Holden	-0-	3,200	-0-	-0-	-0-	-0-	3,200
Laurent Lecanu	7,500	-0-	-0-	-0-	-0-	-0-	7,500
Cynthia Thompson	-0-	14,000	-0-	-0-	-0-	-0-	14,000
Thomas Winn	-0-	11,000	-0-	-0-	-0-	-0-	11,000

(1) Excludes Dr. Janet Greeson and Mr. Eugene Boyle, who are employees of the Company.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.
Equity Compensation Plan Information

	Number Of
	Securities To	Weighted
	Be Issued Upon	Average
	Exercise Of	Exercise Price
	Outstanding	Of Outstanding	Number Of
	Options, Warrants	Options, Warrants	Securities Remaining For
Name Of Plan	And Rights	And Rights	Future Issuance
Equity compensation plans approved by security holders (1) (2)	7,070,853	$2.38	1,976,713

Equity compensation plans not approved by security holders (3)	5,288,476	$.07	N/A

Total	12,359,329		1,976,713

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

Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by footnote, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Options to purchase shares of the our Common Stock that are exercisable within sixty (60) days of April 14, 2009 are deemed to be beneficially owned by the person holding such options for the purpose of computing ownership of such person, but are not treated as outstanding for the purpose of computing the ownership of any other person. Applicable percentage of beneficial ownership is based on 36,390,265 shares of common stock outstanding as of May 26, 2009.

The following table sets forth information we know with respect to the beneficial ownership of our Common Stock as of April 14, 2009, for each person or group of affiliated persons, whom we know to beneficially own more than 5% of our Common Stock. The table also sets forth such information for our directors and executive officers, individually and as a group. The address for each listed stockholder is: c/o Samaritan Pharmaceuticals, Inc., 2877 Paradise Road, Suite 801, Las Vegas, Nevada 89109.

				Percentage of
			Total Number	Total
			of	Number of
	Number of	Number of	Options and	Shares
	Shares	Options	Shares	and Options
	Beneficially	Beneficially	Beneficially	Beneficially
Beneficial Owner	Owned	Owned	Owned (1)	Owned
Dr. Janet R. Greeson	3,562,630	3,511,819	7,074,449	19.4%
Mr. Eugene J. Boyle	2,032,727	1,646,857	3,679,584	10.1%
Dr. Thomas Lang	413,097	200,000	613,097	*
Ms. Kristi C. Eads	175,360	174,394	349,754	*
Mr. George Weaver	251,465	93,334	344,799	*
Dr. Laurent Lecanu	8,334	13,334	21,668	*
Mr. Welter “Budd” Holden	479,192	13,334	492,526	*
Mr. H. Thomas Winn	154,167	13,334	167,501	*
Ms. Cynthia C. Thompson	298,926	20,000	318,926	*
All Executive officers and directors
as a group (eleven persons)	7,375,898	5,686,406	13,062,304	35.9%
Dr. Vassilios Papadopoulos (2)	266,667	333,336	600,003	*

			*Less than one percent (1%)

1) If an officer or director had previously elected to exercise options or deferred compensation through a program that involves the crediting of deferred shares of our Common Stock held pursuant to the Trust under Samaritan Pharmaceuticals, Inc. Executive Benefit Plan (the "Rabbi Trust") for distribution to the executive after termination of employment, the shares were excluded from the above calculation. As of December 31, 2008, the Company has issued 5,288,476 shares into the Rabbi Trust with the following credit allocation: Dr. Janet Greeson 2,302,070; Mr. Eugene J. Boyle 1,683,065; Mr. Christos Dakas 78,456; Mr. George Weaver 224,785; Ms.  Kristi Eads 50,625; Ms. Dianne Thompson 21,376; Mr. Barrie Fuller 11,250; Mr. Jacinto L. Ayala 67,500; Mr. Robert W. Crane 52,500; Dr. Julio Garcia 37,500; Mr. Welter “Budd” Holden 126,373; Dr. Erasto R. C. Saldi 40,834; Ms. Cynthia C. Thompson 191,667; Mr. H. Thomas Winn 150,834 and Dr. Vassilios Papadopoulos 249,641.

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

Director Independence

The Company's Board of Directors contains the following members: Dr. Janet Greeson, Mr. Eugene Boyle, Mr. Thomas H. Winn, Ms. Cynthia Thompson, Mr. Welter "Budd" Holden, Dr. Julio Garcia, Mr. Jacinto L. Ayala, Mr. Robert Crane and Dr. Lecanu Laurent. The OTC Pink Sheets does not have rules regarding director independence. The following directors are considered "independent" as defined under the rules of the NASDAQ Stock Market: Mr. Thomas H. Winn, Ms. Cynthia Thompson, Mr. Welter "Budd" Holden, Dr. Julio Garcia, Mr. Jacinto L. Ayala, Mr. Robert Crane and Dr. Lecanu Laurent.

Please see Note 12 – Related Party Transactions regarding the certain relationships and related party transactions during 2008.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by SHERB & CO., LLP for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2008 and December 31, 2007, and fees billed for other services rendered by SHERB & CO LLP during those periods:

	2008	2007
Audit fee:	$52,500	$45,000
Audit-related fees:	$19,500	$15,000
Tax fees:	$-	$-
Other:	$9,000	$8,610
Total:	$81,000	$68,610

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

Based upon the Audit Committee's discussion with management and the independent auditors and the Audit Committee's review of the representation of management and the disclosures by the independent auditors to the Audit Committee, the Audit Committee recommended to the Board that the Company's audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, for filing with the SEC. The Audit Committee and the Board have also recommended the selection of SHERB & CO., LLP as the Company's independent auditors for 2009, subject to stockholder ratification.

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

EXHIBIT NO.	DESCRIPTION	LOCATION
3.1	Articles of Incorporation, restated as last	Incorporated by reference to Exhibit 3.1 to the
	amended November 1, 2007	Company's Current Quarterly Report on Form 10-
QSB as filed with the U.S. Securities and Exchange
Commission on November 11, 2007.

3.2	Bylaws, restated as last amended March 20,	Incorporated by reference to Exhibit 3.2 to the
	2008	Company's Form 10-K as filed with the U.S
Securities and Exchange Commission on April 14,
2008

4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to the
Company's Current Report Form 10-SB12G as filed
with the U.S. Securities and Exchange Commission on
July 21, 1999

4.2	Amended Samaritan Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 4.2 to the
	2001 Stock Option Plan	Company's Quarterly Report on Form 10-QSB as filed
with the U.S. Securities and Exchange Commission on
August 16, 2004

4.3	Samaritan Pharmaceuticals, Inc. 2005 Stock	Incorporated by reference to Schedule 14-A
	Option Plan	Information Statement as filed with the U.S. Securities
and Exchange Commission on April 29, 2005 and
approved by the shareholders on June 10, 2005

10.1	Research, Development and	Incorporated by reference to Exhibit 10.1 to the
	Commercialization Collaboration Agreement	Company's Form 10-K as filed with the U.S.
	for SP-01A dated March 28, 2007 by and	Securities and Exchange
	between Pharmaplaz and the Company.	Commission on April 13, 2007.

10.2	Common Stock Purchase Agreement	Incorporated by reference to Exhibit 10.1 to the
	(Purchase Agreement I), dated April 22, 2003,	Company's Current Report on Form 8-K as filed with
	by and between the Company and Fusion	the U.S. Securities and Exchange Commission on
	Capital Fund II, LLC	April 25, 2003

10.3	Registration Rights Agreement, dated April	Incorporated by reference to Exhibit 10.2 to the
	22, 2003, by and between the Company and	Company's Current Report on Form 8-K as filed with
	Fusion Capital Fund II, LLC	the U.S. Securities and Exchange Commission on
April 25, 2003

10.4	Employment Agreement, dated as of January	Incorporated by reference to Exhibit 10.6 to the
	1, 2001, by and between Samaritan	Company's Quarterly Report on Form 10-QSB as filed
	Pharmaceuticals, Inc. and Mr. Thomas Lang.	with the U.S. Securities and Exchange Commission on
August 16, 2004

10.5	Form of Trust Under Samaritan	Incorporated by reference to Exhibit 10.10 to the
	Pharmaceuticals, Inc. Deferred Compensation	Company's Quarterly Report on Form 10-QSB as filed
	Plan	with the U.S. Securities and Exchange Commission on
August 14, 2002

10.6	Master Clinical Trial and Full Scale	Incorporated by reference to Exhibit 10.10 to the
	Manufacturing Agreement, dated October 5,	Company's Quarterly Report on Form 10-QSB as filed
	2004, by and between the Company and	with the U.S. Securities and Exchange Commission on
	Pharmaplaz, LTD	November 15, 2004

10.7	Common Stock Purchase Agreement	Incorporated by reference to Exhibit 10.11 to the
	(Purchase Agreement II), dated May 12, 2005,	Company's Quarterly Report on Form 10-QSB as filed
	by and between the Company and Fusion	with the U.S. Securities and Exchange Commission on
	Capital Fund II, LLC	May 13, 2005

10.8	Amendment to Common Stock Purchase	Incorporated by reference to Exhibit 10.12 to the
	Agreement, dated December 19, 2005, by and	Company's Registration Statement on Form SB-2 as
	between the Company and Fusion Capital	filed with the U.S. Securities and Exchange
	Fund II, LLC	Commission on December 15, 2005

10.9	Registration Rights Agreement, dated May 12,	Incorporated by reference to Exhibit 10.12 to the
	2005, by and between the Company and	Company's Quarterly Report on Form 10-QSB as filed
	Fusion Capital Fund II, LLC	with the U.S. Securities and Exchange Commission on
May 13, 2005

10.10	Norbrook Supply Agreement	Incorporated by reference to Exhibit 1 to the
Company's Current Report on Form 8-K as filed with
the U.S. Securities and Exchange Commission on
September 27, 2005

10.11	Research Collaboration and Licensing	Incorporated by reference to Exhibit 10.10 to the
	Agreement, dated June 8, 2001, by and	Company's Registration Statement on Form SB-2 as
	between Georgetown University and	filed with the U.S. Securities and Exchange
	Samaritan Pharmaceuticals, Inc.	Commission on July 30, 2003

10.12	Change in Control Severance Plan for Certain	Incorporated by reference to Exhibit 10.16 to the
	Covered Executives and Employees of	Company's Quarterly Report on Form 10-Q as filed
	Samaritan Pharmaceuticals, Inc.	with the U.S. Securities and Exchange Commission on
August 14, 2006.

10.13	Samaritan Pharmaceuticals, Inc.'s	Incorporated by reference to Exhibit 10.17 to the
	Director/Officer's Indemnification Agreement	Company's Quarterly Report on Form 10-Q as filed
with the U.S. Securities and Exchange Commission on
August 14, 2006.

10.14	Stock Purchase Agreement among Samaritan	Incorporated by reference to Exhibit 10.18 to the
	Pharmaceuticals, Metastatin Pharmaceuticals,	Company's Quarterly Report on Form 10-Q as filed
	and the shareholders of Metastatin	with the U.S. Securities and Exchange Commission on
	Pharmaceuticals.	November 14, 2006.

10.15	Samaritan Pharmaceuticals, Inc.’s In-	Incorporated by reference to Exhibit 10.15 to the
	Licensing Agreement with Three Rivers	Company's Form 10-Q as filed with the U.S.
	Pharmaceuticals.	Securities and Exchange Commission on May 21,
2007.

10.16	Samaritan Pharmaceuticals, Inc.’s In-	Incorporated by reference to Exhibit 10.16 to the
	Licensing Agreement with Molteni	Company's Form 10-Q as filed with the U.S.
	Pharmaceuticals.	Securities and Exchange Commission on May 21,
2007.

10.17	Pharmaplaz Research, Development and	Incorporated by reference to Exhibit 10.17 to the
	Commercialization Collaboration Agreement	Company's Quarterly Report on Form 8-K as filed
with SEC on March 28, 2007.

10.18	Pharmaplaz Research, Development and	Incorporated by reference to Exhibit 10.18 to the
	Commercialization Collaboration Agreement	Company's Quarterly Report on Form 10-Q as filed
	Supplement	with the U.S. Securities and Exchange Commission
on May 21, 2007.

10.19	Research Collaboration and Licensing	Incorporated by reference to Exhibit 99.2 to the
	Agreement by and between The Research	Company’s Current Report on Form 8-K as filed with
	Centre at McGill University, Samaritan	the U.S. Securities and Exchange Commission on
	Therapeutics, Inc., and Samaritan	July 25, 2007.
Pharmaceuticals, Inc.

10.20	Cooperative Lock Up Agreement between	Incorporated by reference to Exhibit 99.2 to the
	Samaritan Pharmaceuticals, inc. and Doug	Company’s Current Report on Form 8-K as filed with
	Bessert and KD1, Inc.	the U.S. Securities and Exchange Commission on
June 12, 2007.

10.21	Samaritan Pharmaceuticals, Inc.’s In-	Incorporated by reference to Exhibit 10.21 to the
	Licensing Agreement with EUSA Pharma	Company's Form 10-K as filed with the U.S.
Securities and Exchange Commission on April 14,
2008.

10.22	Samaritan Pharmaceuticals, Inc.’s In-	Incorporated by reference to Exhibit 10.22 to the
	Licensing Agreement with Abiogen Pharma	Company's Form 10-K as filed with the U.S.
Securities and Exchange Commission on April 14,
2008.

10.23	Samaritan Pharmaceuticals, Inc.’s In-Licensing	Incorporated by reference to Exhibit 10.23 to the
	Agreement with Siraeo, Ltd.	Company's Form 10-K as filed with the U.S.
Securities and Exchange Commission on April 14,
2008.

14.1	The Samaritan Pharmaceuticals, Inc. Code of	Incorporated by reference to Exhibit 14.1 to the
	Conduct	Company's Form 10-KSB as filed with the U.S.
Securities and Exchange Commission on April 15,
2003

21	List of Subsidiaries	Incorporated by reference to Exhibit 21 to the
Company's Quarterly Report on Form 10-QSB as filed
with the U.S. Securities and Exchange Commission on
August 15, 2005

23.1	Consent of Independent Registered Public	Incorporated by reference to Exhibit 23.1 to the
	Accounting Firm	Company's Registration Statement on Form SB-2 as
filed with the U.S. Securities and Exchange
Commission on December 15, 2005

31.1	Certification of Chief Executive Officer re:	Provided herewith
Section 302

31.2	Certification of Chief Financial Officer re:	Provided herewith
Section 302

32.1	Certification of Chief Executive Officer re:	Provided herewith
Section 906

32.2	Certification of Chief Financial Officer re:	Provided herewith
Section 906

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMARITAN PHARMACEUTICALS, INC

Dated: June 17, 2009	/s/ Janet Greeson, Ph.D.
Janet Greeson, Ph.D. President, Chief Executive Officer, Chairman

Dated: June 17, 2009	/s/ Eugene Boyle
Eugene Boyle Chief Financial Officer, Director

Dated: June 17, 2009	/s/ H. Thomas Winn
H. Thomas Winn Director

Dated: June 17, 2009	/s/ Cynthia C. Thompson
Cynthia C. Thompson Director

Dated: June 17, 2009	/s/ Welter “Budd” Holden
Welter “Budd” Holden Director

Dated: June 17, 2009	/s/ Jacinto L. Ayala
Jacinto L. Ayala Director

Dated: June 17, 2009	/s/ Robert Crane
Robert Crane Director

Dated: June 17, 2009	/s/ Julio Garcia
Julio Garcia Director
Title

Dated: June 17, 2009	/s/ Laurent Lecanu
Laurent Lecanu Director

SAMARITAN PHARMACEUTICALS, INC.
INDEX

PAGE NUMBER
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
CONSOLIDATED FINANCIAL STATEMENTS:
Balance Sheet	F-2
Statements of Operations and Comprehensive Income	F-3
Statements of Shareholders' Equity (Deficit)	F-4
Statements of Cash Flows	F-5
Notes to Financial Statements	F-6-F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders Samaritan Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Samaritan Pharmaceuticals, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the years ending December 31, 2008 and 2007.

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

In our opinion, the consolidated financial statements referred to above present fairly, the consolidated financial position of Samaritan Pharmaceuticals, Inc. as of December 31, 2008 and 2007 and the consolidated results of its operations and its cash flows for the years ending December 31, 2008, 2007 and 2006 and for the period from January 1, 2000 through December 31, 2008. The period beginning January 1, 1997 through December 31, 1999 was audited by the predecessor accounting firm, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has generated minimal revenues and experienced an accumulated deficit of $50,602,309 through December 31, 2008. For the year ended December 31, 2008 and 2007, the Company incurred net losses of $6,267,169 and $3,025,998, respectively and used cash flows from operations of $(204,557) and $(1,347,122), respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Sherb & Co., LLP
New York, New York June 8, 2009	Sherb & Co., LLP Certified Public Accountants

SAMARITAN PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$105,641	$287,571
Inventories pharmaceutical products	487,073	56,358
Receivable from license collaboration	66,030	311,286
Receivable from overseas product sales, net of allowance	2,322,202	827,115
Note receivable	-	250,000
Interest receivable	-	101,096
Refundable tax credit	235,938	250,000
Prepaid expenses	12,943	148,614
TOTAL CURRENT ASSETS	3,229,827	2,232,040

PROPERTY AND EQUIPMENT	15,686	55,919

OTHER ASSETS:
Patent registration costs	1,515,714	1,411,383
Purchased technology rights	282,079	226,628
Deposits	-	2,779
TOTAL OTHER ASSETS	1,797,793	1,640,790

	$5,043,306	$3,928,749

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,645,100	$1,041,922
Accrued officers' salaries	2,667,486	1,184,289
Loan from officer/shareholder	506,000	300,000
TOTAL CURRENT LIABILITIES	8,818,586	2,526,211

SHAREHOLDERS' EQUITY (DEFICIT):
Preferred stock, 5,000,000 shares authorized at $.001 par value,
-0- issued and outstanding at December 31, 2008 and 2007	-	-
Common stock, 250,000,000 shares authorized at $.001
par value, 36,190,266 and 30,494,816 issued and
outstanding at December 31, 2008 and 2007, respectively	36,190	30,495
Additional paid-in capital	47,083,918	45,896,906
Treasury stock	(250,248)	(250,248)
Accumulated other comprehensive loss	(42,831)	60,525
Accumulated deficit after development stage	(6,267,169)	-
Accumulated deficit during development stage	(44,335,140)	(44,335,140)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(3,775,280)	1,402,538

	$5,043,306	$3,928,749

See accompanying notes to the consolidated financial statements.

SAMARITAN PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2008	2007
REVENUES:
Pharmaceutical sales	$4,187,469	$1,031,203
Licensing rights	-	3,451,742
Government research grants	-	205,000
	$4,187,469	$4,687,945

EXPENSES:
Cost of goods sold	2,342,704	533,351
Research and development	1,634,304	1,983,194
Interest, net	96,125	(13,897)
General and administrative	3,784,615	4,285,872
Depreciation and amortization	162,819	184,967
Refundable tax credit, Canada	-	(250,000)
Bad debt reserve	2,434,071	990,456
	10,454,638	7,713,943

NET LOSS	(6,267,169)	(3,025,998)

Other Comprehensive Income (Loss):
Foreign translation adjustment	(103,356)	3,924
Total Comprehensive Loss	$(6,370,525)	$(3,022,074)

Loss per share, basic and diluted	$(0.20)	$(0.11)

Weighted average number of shares outstanding:

Basic and diluted	31,879,502	27,375,233

See accompanying notes to the consolidated financial statements

SAMARITAN PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Number of Shares	Par Value Common Stock	Additional Paid in Capital	Common Stock To Be Issued	Accum- ulated Compre- hensive Income	Treasury Shares	After Develop- ment Stage Accum- ulated Deficit		Develop- ment Stage Accum- ulated Deficit	Total Share holders' Quity (Deficit)
December 31, 2006	26,108,785	$26,109	$42,225,080	$231,502	$56,601	$(250,248)	$		$(41,309,142)	$979,902

Common stock to be issued	-			568,748	-	-		-	-	568,748
Shares issued for cash, net of offering costs	889,167	889	799,361	(800,250)		-		-	-	-
Shares issued in cancellation of accounts payable	491,625	492	797,069	-	-	-		-	-	797,562
Shares issued in connection with equity financing	320,000	320	479,680	-	-	-		-	-	480,000
Shares issued as compensation, expensed	2,683,561	2,684	1,097,577			-		-	-	1,100,261
Stock options issued for services	-	-	498,139	-	-	-		-	-	498,139
Other comprehensive income (loss)	-	-	-	-	3,924	-		-	-	3,924
Fractional shares rounded up in conversion	1,679	1	-	-	-	-		-	-	-
Net loss	-	-	-	-	-	-		-	(3,025,998)	(3,025,998)
	-
December 31, 2007	30,494,817	30,495	45,896,906	-	60,525	(250,248)		-	(44,335,140)	1,402,538

Shares issued for cash, net of offering costs	80,000	80	19,920	-	-	-		-	-	20,000
Shares issued in cancellation of accounts payable	100,000	100	49,900	-	-	-		-	-	50,000
Shares issued as compensation, expensed	5,515,450	5,515	782,079	-	-	-		-	-	787,594
Stock options issued pursuant to short-term debt	-	-	295,383	-	-	-		-	-	295,383
Stock options issued for services	-	-	39,730	-	-	-		-	-	39,730
Other comprehensive income (loss)	-	-	-	-	(103,356)	-		-	-	(103,356)
Net loss	-	-	-	-	-	-		(6,267,169)	-	(6,267,169)
	-
December 31, 2008	36,190,267	$36,190	$47,083,918	$-	$(42,831)	$(250,248)		$(6,267,169)	$(44,335,140)	$(3,775,280)

See accompanying notes to the consolidated financial statements.

SAMARITAN PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2008	2007

Net loss	$(6,267,169)	$(3,025,998)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	162,819	184,967
Stock based compensation	787,594	1,100,261
Stock options issued	335,113	498,139
Foreign currency (loss) gain	(103,356)	3,924
(Increase) decrease in assets:
Inventories	(430,715)	(56,358)
Accounts receivable	(1,495,087)	(1,138,401)
License collaberation receivable and note
receivable reserved	495,256	-
Interest receivable and prepaids	236,767	(167,864)
Refundable tax credit	14,062	(250,000)
Deposits	2,779	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	6,057,380	1,504,208

NET CASH USED IN OPERATING ACTIVITIES	(204,557)	(1,347,122)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	-	(6,626)
Patent registration costs	(203,373)	(449,504)

NET CASH USED IN INVESTING ACTIVITIES	(203,373)	(456,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issued for cash	20,000	568,748
Proceeds from equity financing	-	480,000
Short-term loan proceeds	206,000	300,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	226,000	1,348,748

NET DECREASE IN CASH	(181,930)	(454,503)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	287,571	742,075

CASH AND CASH EQUIVALENTS AT END OF YEAR	$105,641	$287,572

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Purchase of technology rights for accounts payable	$78,995	$-
Stock/options as compensation for services	$1,122,707	$1,100,261
Stock issued in cancellation of accounts payable	$50,000	$797,561

See accompanying notes to the consolidated financial statements

SAMARITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

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

Commercialization Business Model

The company’s commercialization business model is focused dually on, the partnering of promising innovative products to pharmaceutical companies; and the acquisition of the marketing and sales rights to revenue-generating marketed products for sales in Greece and Eastern Europe . This model allows Samaritan to focus on its core competencies drug discovery and drug development.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. At December 31, 2008, the Company had an accumulated deficit of $50,602,309, and $44,335,140 for the years ended December 31, 2008 and 2007, incurred net losses of $6,267,169 and $3,025,998, respectively and had a net cash used in operating activities of $(204,557) and $(1,347,122), respectively.

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

SAMARITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

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

Product Sales. Samaritan Pharmaceuticals currently sells Amphocil, Collatamp, Erwinase, Morphine, and Rapydan in Greece. Product sales are recognized when delivery of the products has occurred, title has passed to the customer, the selling price is fixed or determinable, collectability is reasonably assured and the Company has no further obligations. The Company records allowances for product returns, rebates and wholesaler charge backs, wholesaler discounts, and prescription vouchers at the time of sale and reports product sales net of such allowances. The Company must make significant judgments in determining these allowances. We periodically evaluate the need to maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When making this evaluation, we made judgments about the creditworthiness of customers based on ongoing credit evaluations and the aging profile of customer accounts receivable and assess current economic trends that might impact the level of credit losses in the future.

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

On March 28, 2007, Samaritan and Pharmaplaz, a private Irish Healthcare company and a shareholder of Samaritan, signed an agreement (the "Pharmaplaz Agreement") to commercialize SP-01A. During the year 2008, the Company reserved a $3,451,742 note receivable to doubt about collection of the note.  As a result of Pharmaplaz's failure to timely pay the remaining balance, Pharmaplaz is not in compliance with the terms of the Pharmaplaz Agreement. No payments were received in 2008.  Samaritan recognizes Pharmaplaz’s intention is to pay the remaining balance and its failure is due to an economic slowdown in Ireland. Samaritan will continue to work with Pharmaplaz to collect the past due remaining balance.

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

SAMARITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

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

D. Inventories

The Company's inventories consist primarily of pharmaceutical products for distribution in its licensed territories. The Company values inventories at the lower of cost or fair market value. The Company determines the cost of inventories using the average cost method. The Company analyzes its inventory levels quarterly and writes down inventories that have become obsolete, inventories that have a cost basis in excess of its expected net realizable value and inventories quantities in excess of expected requirements. Expired inventories are disposed of and the related costs are written off and recognized as additional cost of sales.

E.  Financing Arrangement

During the year ended December 31, 2008, Samaritan Pharmaceuticals Europe, and ABC Factors entered into a “Factoring Agreement”.  The factoring arrangements continue to provide Samaritan Pharmaceuticals Europe with a maximum credit facility of 400,000 euros.

Under the Factoring Agreement, Samaritan Pharmaceuticals Europe submits accounts receivable to be purchased by ABC Factors, and ABC Factors pays Samaritan Pharmaceuticals Europe up to 90% of the aggregate net face value of accounts receivable purchased, less applicable fees charged by ABC Factors and a 10% reserve withheld by ABC Factors to serve as security in the event that ABC Factors receives less than full payment for accounts purchased due to returns, allowances, deductions, disputes or chargebacks. All accounts submitted for purchase must be approved by ABC Factors.  ABC Factors also charges Samaritan Pharmaceuticals Europe interest on amounts advanced to Samaritan Pharmaceuticals Europe under the Factoring Agreement at a rate of 2.00% above the prime rate of interest and ABC Factors receives a factoring administration fee equal to 0.7% of the gross invoice amount of each account submitted.

F. Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers that are customary for the local customs in the territory. The Company also invests its excess cash principally in marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and by policy, limits the amount of credit exposure at any one institution. These investments are generally not collateralized and primarily mature within one year. The Company has not realized any losses from such investments. At December 31, 2008, the Company had no excess cash invested in marketable securities and had approximately $105,641 in bank deposits, which are insured in the United States up to $250,000 at December 31, 2008.

The Company has present activities in Europe and Canada. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company's investments.

G.  Significant Customers

The Company's largest customer accounted for approximately 27% of its revenues during 2008.  There is one other customer that accounted for 10% of the Company’s revenues during 2008.    These same two customers and one other customer accounted for approximately 18%, 10% and 12% respectively of the gross accounts receivable balance at December 31, 2008.  No other customers accounted for more than 10% of its revenues or more than 10% of its net accounts receivable.

SAMARITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

H.  Significant Vendors

The Company's largest vendor accounted for approximately 60% of its costs of goods sold during 2008.  This same customer and two other customers accounted for approximately 61%, 20% and 15% respectively of the gross accounts payable balance at December 31, 2008.  No other customers accounted for more than 10% of its net accounts payable.  As of December 31, 2008, the Company no longer sells products from its largest vendor.

I.  Allowance for Doubtful Accounts

The Company distributes its products through third-party distributors and resellers and directly to certain healthcare facilities.  The Company generally does not require collateral from its customers; however, the Company will require collateral in certain instances to limit credit risk. In addition, when possible the Company does attempt to limit credit risk on trade receivables with credit insurance for certain customers Europe and Canada  and by arranging with third-party financing companies to provide flooring arrangements and other loan and lease programs to the Company's direct customers. These credit-financing arrangements are directly between the third-party financing company and Samaritan, and in some instances, the end customer.

The allowance for doubtful accounts is based on management's assessment of the collectability of specific customer accounts and includes consideration of the credit worthiness and financial condition of those specific customers. The Company records an allowance to reduce the specific receivables to the amount that it reasonably believes to be collectible. The Company also records an allowance for all other trade receivables based on multiple factors, including historical experience with bad debts, the general economic environment, the financial condition of the Company's distribution channels, and the aging of such receivables. If there is a deterioration of a major customer's financial condition, if the Company becomes aware of additional information related to the credit-worthiness of a major customer, or if future actual default rates on trade receivables in general differ from those currently anticipated, the Company may have to adjust its allowance for doubtful accounts, which would affect earnings in the period the adjustments are made. These allowances for doubtful accounts are also determined based on historical activity, for which some of our vendors we have no previous history.  Payment arrangements of our customers with third parties, such as the government of Greece, have delayed payments to Samaritan.   Activity in the allowance for doubtful accounts for the year ended December 31, 2008 is $1,722,659.

J. Shipping and Handling Costs

Shipping and handling costs are reflected in cost of goods sold.

K. Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets.

L. Intangibles

Legal fees associated with filing patents are recorded at cost and amortized over 17 years. The Company currently own or in-license patents related to products or product candidates and own or in-license additional applications for patents that are currently pending. In general, when the Company in-licenses intellectual property from various third parties, it is required to pay royalties to the parties on product sales. The Company reviews patent costs for impairment by comparing the carrying value of the patents with the fair value. The Company believes it will recover the full amount of the patent costs based on forecasts of sales of the products related to the patents. Patent registration costs are amortized over seventeen (17) years once approved. Patent amortization expense was $99,042 and $80,912 during the years ended December 31, 2008 and 2007, respectively.

SAMARITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

Purchased technology rights are recorded at cost and are being amortized using the straight line method over the estimated useful life of the technology. Amortization expense was $23,544 for the year ending December 31, 2008, and $25,720 for the year ended December 31, 2007. Projected amortization expense associated with these technology rights in the future is $24,585 for 2009 through 2013. Certain U.S. patents may be eligible for patent term extensions under the Hatch-Waxman Act may be available to Samaritan for the lost opportunity to market and sell the invention during the regulatory review process.

M.   Earnings (loss) per share

The Company reports loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The Company has 7,070,853, and 5,435,611 options outstanding at December 31, 2008 and 2007, respectively, which have not been included, because the effect would be anti-dilutive thereby decreasing the net loss per common share.

N.  Use of Estimates

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

O. Income Taxes

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

P. Research and Development Costs

Research and development costs are expensed when incurred.

Q. Investment in Joint Venture

The Company and Samaritan Therapeutics, Canada, has signed a Research Collaboration and Licensing Agreement with The Research Institute of McGill University Health Centre (RI-MUHC) in Montreal, Canada, to advance its promising pipeline into clinical trial status and develop new innovative drug candidates. The Company is currently in breach of its obligations under this Agreement.  Once drug candidates, derived from the collaborative research, are clinically-validated and deemed to hold promise, Samaritan Therapeutics will, subject to available financing, continue to develop the drug candidate in Canada, while Samaritan Pharmaceuticals will focus on the drug candidate's process through regulatory agencies and its commercialization throughout the rest of the world. The current budget is for $1,000,000 paid over four (4) quarterly payments of $250,000, is unallocated, and covers the general research and development effort. Going forward, this budget may increase or decrease depending upon changes in future research and development and other factors.

Since the Company does not own greater than 50% of Samaritan Therapeutics, Canada, it evaluated, the Company’s ownership / control of Samaritan Therapeutics, Canada, under FIN 46(R) "Consolidation of Variable Interest Entities" requires companies to determine whether they hold interests in a variable interest entity ("VIE") and, if so, to consolidate any VIEs for which they are the primary beneficiary.

As of December 31, 2008, Samaritan was a forty-five percent (45%) investor of the above mentioned company. The amount of monies to date is insufficient to permit the entity to finance its activities without further additional financial support and the characteristics of Samaritan’s investment have controlling financial interest attributes. This is considered to be a variable interest per the provisions of FIN 46(R), and therefore has been consolidated into the Company’s December 31, 2008 financial statements.

SAMARITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

R. Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2008, the Company does not believe that any impairment has occurred.

S. Fair Value of Financial Instruments

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

T. Foreign Currency Translation

The functional currency of our foreign subsidiaries is generally their local currency. All assets and liabilities of our foreign subsidiaries are translated at exchange rates in effect at year-end. Income and expenses are translated at rates which approximate those in effect on the transaction dates. The resulting translation adjustment is recorded as a separate component of shareholders’ equity in accumulated other comprehensive income in the consolidated balance sheets. Gains and losses resulting from foreign currency transactions are included in net income (loss).

Certain debt between the Company and a foreign subsidiary does not require repayment in the foreseeable future and accordingly the Company treats this intercompany debt as a long-term investment rather than as debt. The Company records the effects of the exchange rate fluctuations on this intercompany debt as a currency translation adjustment in accumulated other comprehensive income in stockholders’ equity.

U. Stock Based Compensation

The Company adopted SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.  The impact of applying SFAS No. 123R approximated $335,113 and $498,139 in additional compensation for the years ended December 31, 2008 and 2007, respectively. Such amount is included in general and administrative and research and development expenses on the statement of operations.

SAMARITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

V. Prepaid Expenses and Other Assets

Total prepaid expenses are $12,943 and $148,614 for the years ended December 31, 2008 and the year ended December 31, 2007, respectively; consist of payments made in preparation of a preclinical research project, consulting prepayments and other miscellaneous prepayments.

W. Accrued Expenses and Other Current Liabilities

Accrued Expenses and Other Current Liabilities consist of the unpaid portion of payroll and employee benefits and interest accrued.

X. Notes Receivable

During the year 2008, the Company reserved a $250,000 note receivable and the accrued interest associated with it due to doubt about collection of the note.

Y.  New Accounting Pronouncements

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

SAMARITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

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

SAMARITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

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

NOTE 4 - SEGMENT REPORTING BY GEOGRAPHIC AREA

Financial instruments, which potentially subject the Company to concentrations of credit risks, consist principally of cash and cash equivalents. The Company maintains cash and cash equivalents with high-credit, quality financial institutions. At December 31, 2008 and 2007 cash balances held at financial institutions were not in excess of Federal insured limits.

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

The Company’s licensing rights revenue and pharmaceutical sales which began during 2007 occurred in Europe. Grant revenue reported since inception is from the United States. The following summarizes identifiable assets by geographic area:

	Year Ended December 31,
	2008	2007
United States	$1,815,736	$2,297,858
Europe	$2,991,632	$1,377,932
Canada	$235,938	$252,959
	$5,043,306	$3,928,749

NOTE 5- PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following as of December 31:

	Estimated
	Useful
	Life	2008	2007
Furniture and	3-7	$141,873	$141,873
Fixtures
Software	3	11,137	11,137
Lab Equipment	3	197,279	197,279
		350,289	350,289
Less:
Accumulated Depreciation		(334,603)	(294,370)
Total		$15,686	$55,919

SAMARITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

Depreciation expense for the years ended December 31, 2008, and 2007 was $40,233, and $78,334, respectively.

NOTE 6 - SHAREHOLDERS' EQUITY

The Company has 250 million common shares authorized and a class of 5 million shares of preferred stock authorized. There are no outstanding preferred stock shares at December 31, 2008.

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

SAMARITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

The following table summarizes the Company's stock options outstanding at December 31, 2008, 2007and 2006:

		Weighted
		average	Aggregate
		Exercise	Intrinsic
	Shares	price	value
Outstanding and exercisable at December 31, 2006	4,286,444	3.36	-0-
Granted	1,178,335	0.59
Exercised	(0)
Expired	(29,168)	(3.89)	-0-

Outstanding and exercisable at December 31, 2007	5,435,611	3.06	-0-
Granted	1,706,077	.31
Exercised	(0)
Expired	(70,835)	(4.06)

Outstanding and exercisable at December 31, 2008	7,070,853	$2.38	-0-

SAMARITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

Information, at date of issuance, regarding options for the year ended December 31, 2008:

		Weighted	Weighted
		Average	Average
		Exercise	Fair Value
	Shares	Price $	Price $
Exercise price exceeds market price	1,706,077	.31	-0-
Exercise price equals market price	-0-	-0-	-0-
Exercise price is less than market price	-0-	-0-	-0-

The Company adopted SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $335,113 and $498,139 in additional compensation expense during the years ended December 31, 2008 and 2007, respectively.  Such amount is included in general and administrative expenses on the statement of operations.

The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options with the following assumptions used for grants during the years ended December 31, 2008 and 2007. The per-share weighted average fair value of stock options granted during 2008, 2007 and 2006 was $.20 and $.46 respectively, on the date of grant using the Black Scholes pricing model and the following assumptions for the years ended December 31:

	2008	2007
Expected dividend yield	0%	0%
Risk-free interest rate	1.8-2.88%	3.13-4.93%
Annualized volatility	NA	NA
Average quarterly volatility for applicable quarters	NA	NA
Volatility calculated by grant date	126%-165%	86%-104%

SAMARITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

Calendar Year 2008
Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Avg Contractual Life (Months)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.15-0.99	2,851,494	43	$0.41	2,851,494	$0.41

$1.00 -1.99	85,837	67	$1.65	85,837	$1.65

$2.00-2.99	872,080	57	$2.12	872,080	$2.12

Above 3.00	3,261,442	47	$4.20	3,261,442	$4.20

The Company issues stock as compensation for services valuing such issues premised upon the fair market value of the stock.

During the year ended December 31, 2008, 5,515,450 shares of our Common Stock were issued as compensation. During the year ended December 31, 2007, 2,683,561 shares of our Common Stock were issued as compensation. Shares issued during 2007 were valued at an aggregate of $1,109,261 (at $.41 per share), representing the fair value of the shares issued. The issuances were recorded as non-cash compensation expense.

During the year ended December 31, 2008, the Company did not issue any shares in connection with the Common Stock Purchase Agreement II with Fusion Capital.   During the year ended December 31, 2007, the Company issued 320,000 shares in connection with the Common Stock Purchase Agreement II with Fusion Capital (Note 13).

B. Private Placement

During the year ended December 31, 2008, the Company, through one (1) private placement, issued 100,000 shares of our Common Stock for $20,000.  During the year ended December 31, 2007, the Company through one (1) private placement, issued 889,167 shares of our Common Stock for $800,250.

NOTE 7 – LOANS PAYABLE

As of December 31, 2008, the Company had borrowed from related parties an aggregate of $506,000 (the "Notes"), all of which was loaned by related parties as described in Note 13. Proceeds from each of the loans funded the Company's continuing operating expenses, ongoing expenses, legal and accounting fees, as well as for working capital and other contingencies. Under the terms of the Notes issued by the Company to the lender, the Company is required to: (i) pay interest to the lender at a rate of 16% per annum and ii) 100% warrant coverage. The principal and interest due on the Notes are due on demand. The Notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party or from the cash flow from the Company's operations. The Board of Directors approved that the prior year 2007 notes of $300,000, which paid interest to the lender at a rate of prime rate plus 4% per annum, be changed to match the terms of notes issued during the first quarter of 2008. The Notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party or from the cash flow from the Company's operations.

SAMARITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

The following options were issued as a result of the loans:

Loan #	Loan Date	Loan Amount $	Interest Due $ As of 12/31/08	Number of Secutities Underlying Options #	Exercise or Base Price of Option $/share
1	7/16/2007	250,000	59,053	757,576	.33
2	9/18/2007	50,000	10,470	151,515	.33
3	2/25/2008	50,000	7.010	151,515	.33
4	3/17/2008	29,500	3,798	89,384	.33
5	3/20/2008	50,000	6,569	151,515	.33
6	7/24/2008	30,000	2,154	120,000	.25
7	8/4/2008	15,000	1,002	60,000	.25
8	9/11/2008	11,000	544	57,895	.19
9	10/6/2008	5,000	190.68	33,333	.15
10	10/6/2008	3,500	133.48	23,333	.15
11	10/15/2008	2,000	68.38	13,333	.15
12	10/28/2008	10,000	285	66,667	.15
Total		506,000	84,274.55	1,676,066

NOTE 8 – INCOME TAXES

The Company operates primarily in the United States and through a wholly-owned subsidiary in Greece.  A reconciliation of the expected statutory US Federal income tax rate of 35% to the effective rate is as follows:

	Year Ended December 31
	2007	2008
Expected income tax (benefit)	(1,015,000)	(2,154,000)
State tax (benefit), net of Federal effect	(145,000)	(308,000)
Permanent differences (primarily stock based compensation	450,000	321,000
US statutory rate in excess of Greek rate	-	84,000
Increase in valuation allowance	710,000	2,057,000
	-0-	-0-

The schedule of the Company’s deferred tax assets is as follows:

	Year Ended December 31
	2007	2008
Net operating losses	11,348,000	12,511,000
Stock option expense	864,000	880,000
Bad debt allowance	-	285,000
Accrued officer compensation	474,000	1,067,000
	12,686,000	14,743,000
Valuation allowance	(12,686,000)	(14,743,000)

Net deferred tax assets	-0-	-0-

The Company has established valuation allowances equal to the full amounts of the deferred tax assets, as the realization of these benefits is not assured.

SAMARITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

The Company has net operating losses in the United States of approximately $30,646,000.  These losses expire at various dates through 2028, and the utilization of these losses is subject to the change of ownership rules of Section 382 of the Internal Revenue Code.

In addition, the Company’s subsidiary has net operating  losses in Greece of approximately $584,000, and these losses expire at various dates.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

A. At the beginning of the third quarter 2007, the Company executed a research collaboration (the "Research Collaboration") with The Research Institute of McGill University Health Centre and Samaritan Therapeutics over a ten-year period through 2017. Samaritan Therapeutics is a 50% owned subsidiary of the Company. The budget is for $1,000,000 paid over four (4) quarterly payments of $250,000, is unallocated, and covers the general research and development effort. Under the Research Collaboration, the Company receives worldwide exclusive rights, excluding Canada, to any novel therapeutic agents or diagnostic technologies that may result from the Research Collaboration. Samaritan Therapeutics receives exclusive rights to the Canadian market to any novel therapeutic agents or diagnostic technologies that may result from the Research Collaboration. Samaritan Pharmaceuticals and Samaritan Therapeutics’ payment to McGill University is in arrears, which may permit our collaborator to terminate the research and development agreement. The termination of the research and development agreement could force the Company to curtail new discoveries to be added to its current pipeline of innovative drugs.

B. The Company has no written employment agreement with the Dr. Janet Greeson and Mr. Eugene Boyle. Dr. Thomas Lang and Dr. Christos Dakas each have employment agreements negotiated at arm's length with the Compensation Committee, and each such agreement provides for a minimum annual base salary. In setting base salaries, the Board has considered (a) the contributions made by each executive to our Company, (b) compensation paid by peer companies to their executive officers and (c) outside compensation reports. Each year, all executive officers receive salary increases of approximately 5% reflecting competitive trends, general economic conditions as well as a number of factors relating to the particular individual, including the performance of the individual executive, and level of experience, ability and knowledge of the job. The Compensation Committee also has the authority to award discretionary bonuses to our executive officers. The incentive bonuses are intended to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives vary depending on the individual executive, but relate generally to strategic factors such as 1) initial signing of an employment agreement; 2) upon acceptance of filing of a new drug application by the FDA; 3) the FDA approval to move from one phase to the next phase in the FDA application process; 4) pharmaceutical sales goals achieved 5) completion of an in-licensing contract; 6) completion of an out-licensing contract; and 7) increases in market capitalization.

C. The Company has terminated its Research Collaboration and Licensing Agreement “the Agreement” with Georgetown University “Georgetown” effective with the principal investigator becoming employed with another institution in July 2007. The Company and Georgetown remain in dispute over the termination process of this Agreement, as Georgetown has alleged additional monies due under the Agreement. The Company disputes any additional monies due. No accrual for any alleged additional monies has been made as of December 31, 2008, as it is managements’ position that there are no additional monies due to Georgetown under the Agreement.

NOTE 10 - RESEARCH AND DEVELOPMENT COSTS

For December 31, 2008 and 2007, research and development expenses were $1,634,304 and $1,983,194 respectively.  Research and development costs consist of the costs associated with our research activities, as well as the costs associated with our drug discovery efforts, conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Our research and development expenses consist of:

-external research and development expenses incurred under agreements with third-party contract research organizations and investigative sites, third-party manufacturing organizations and consultants;

SAMARITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

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

Product Candidate	Phase of Indication	Estimated Completion of Current Development	Trial	2008	2007
Clinical Development
SP-01A**	HIV	Phase 2	2006	$-0-	$740,872
Research and preclinical				$1,634,304	$1,242,322
				$1,634,304	$1,983,194

**On March 28, 2007, Samaritan entered into an agreement in which Pharmaplaz will bear the expense of the development of SP-01A going forward.

The Company and Samaritan Therapeutics, Canada, have signed a Research Collaboration and Licensing Agreement with The Research Institute of McGill University Health Centre (RI-MUHC) in Montreal, Canada, to advance its promising pipeline into clinical trial status and develop new innovative drug candidates. Once drug candidates, derived from the collaborative research, are clinically-validated and deemed to hold promise, Samaritan Therapeutics intends to continue to develop the drug candidate in Canada, while Samaritan Pharmaceuticals will focus on the drug candidate's process through regulatory agencies and its commercialization throughout the rest of the world. The current budget is for $1,000,000 paid over four (4) quarterly payments of $250,000, is unallocated, and covers the general research and development effort. As of April 1, 2009, Samaritan Pharmaceuticals and Samaritan Therapeutics’ payment to McGill University is $1,250,000 in arrears, which may permit our collaborator to terminate the research and development agreement. The termination of the research and development agreement could force the Company to curtail new discoveries to be added to its current pipeline of innovative drugs. Going forward, this budget may increase or decrease depending upon changes in future research and development and other factors. This collaboration is also entitled to participate in the SR&ED Program, which gives the parties cash refunds and/or tax credits for their expenditures on eligible research and development work done in Canada.

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

SAMARITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

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

NOTE 11 - LITIGATION

Samaritan, from time to time, is involved in various legal proceedings in the ordinary course of its business.

NOTE 12 - RELATED PARTY TRANSACTIONS

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

NextGen LifeSciences, Inc. is a company wholly owned by the Chief Executive Officer and Chairman of the Board of Samaritan Pharmaceuticals. NextGen LifeSciences agreed to loan the Company $250,000, $50,000, $50,000, $15,000, $11,000, 5,000, 3,500, 2,000 and $10,000 on July 16, 2007, September 18, 2007, January 9, 2008, August 4, 2008, September 11, 2008, October 6, 2008, October 6, 2008, October 15, 2008 and October 28, 2008 respectively for an aggregate of $396,500 on a short-term basis pursuant to the terms of promissory notes from the Company and in favor of the lender. On February 25, 2008, Marian West, a shareholder of the Company, agreed to loan the Company $50,000.  On March 17, 2008, Kristi Eads, a shareholder and officer of the Company, agreed to loan the Company $29,500.  On July 14, 2008, KLB Consulting, a shareholder of the Company, agreed to loan the Company $30,000.  Proceeds from each of the loans funded the Company's continuing operating expenses, ongoing expenses, legal and accounting fees, as well as for working capital and other contingencies. Under the terms of the Notes issued by the Company to the lender, the Company will: (i) pay interest to the lender at 16% interest annually and 100% warrant coverage. The principal and interest due on the Notes are due on demand. The Notes will be repaid from proceeds of any subsequent financing arrangement to which the Company becomes a party or from the cash flow from the Company's operations.  Also, beginning October 1, 2008, the Company leased office space at fair market value from NextGen LifeSciences, Inc., under a month to month agreement that calls for payment of $4,500/month.

During 2008, the Company issued restricted stock for the following executives under their respective wholly-owned companies: NextGen LifeSciences, Inc. (Dr. Janet Greeson), 1,815,646; Evergreen LifeSciences, Inc. (Eugene Boyle), 1,085,512; Strategic Development Consulting, LLC (Dr. Thomas Lang), 395,239; and Wildflower, Inc. (George Weaver), 251,465.

SAMARITAN PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

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

NOTE 15 - SUBSEQUENT EVENTS

On January 28, 2009 and April 2, 2009, NextGen LifeSciences (a related party) loaned the Company on a short term basis an additional $10,000 and $5,000 respectively.